Form 10-Q
period 2013-06-30
KCG Holdings, Inc.
filed 2013-08-09
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-54991
Commission File Number
KCG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
38-3898306
(I.R.S. Employer Identification Number)
545 Washington Boulevard, Jersey City, NJ 07310
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (201) 222-9400
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
_______________________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 7, 2013, the number of shares outstanding of the Registrant’s Class A Common Stock was 120,878,699 and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

EXPLANATORY NOTE
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp., a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG”), with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Mergers, dated as of December 19, 2012 and amended and restated as of April 15, 2013. Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
Except as otherwise indicated, the information contained within this Form 10-Q relates only to the operations of Knight as of and for the period ended June 30, 2013. KCG is filing this Form 10-Q as the successor to Knight for SEC reporting purposes. All references herein to "the Company", "we", "our" or "Knight" relate solely to Knight Capital Group, Inc. and not KCG.
KCG will also file a Form 8-K on August 9, 2013, which will include GETCO's financial statements, notes and management discussion and analysis as of and for the period ended June 30, 2013.
In September 2013, KCG will file a Form 8-K which will include a pro forma combined statement of financial condition for KCG as of June 30, 2013 and pro forma combined statements of operations for the six months ended June 30, 2013 and for the year ended December 31, 2012. The pro forma combined financial statements for KCG will include the pro forma impact of purchase accounting adjustments resulting from the Mergers.
Beginning with the third quarter of 2013, the quarter in which the Mergers were completed and KCG began operations, KCG will report on a consolidated basis, including the operations of Knight and GETCO. As GETCO is the accounting acquirer under accounting principles generally accepted in the United States of America, all historical financial information will be of legacy GETCO.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with respect to the Mergers, the Form 8-K filed by KCG on July 1, 2013 with the SEC, Footnote 22 “Subsequent Events" included in Part 1, Item 1, "Financial Statements" of this Form 10-Q and the Form 8-K filed by KCG on August 9, 2013.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2013
TABLE OF CONTENTS*

*See Explanatory Note - All financial information is of Knight Capital Group, Inc. As of July 1, 2013, Knight Capital Group, Inc., became a wholly-owned subsidiary of KCG Holdings, Inc.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements*
KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$126,169	$139,838	$250,546	$279,599
Net trading revenue	176,499	96,222	325,337	249,356
Interest, net	5,813	4,227	12,202	9,837
Investment income and other, net	6,906	11,807	11,605	14,234
Total revenues	315,387	252,094	599,690	553,026
Expenses
Employee compensation and benefits	135,992	100,964	243,070	212,412
Execution and clearance fees	51,518	52,276	101,881	104,493
Payments for order flow	29,499	20,155	64,592	41,843
Communications and data processing	23,242	22,342	45,377	42,543
Professional fees	22,459	4,334	35,438	9,196
Interest	13,273	13,659	26,325	26,813
Depreciation and amortization	10,057	11,573	19,632	23,031
Occupancy and equipment rentals	5,356	5,324	10,682	10,682
Business development	3,892	4,934	7,730	9,048
Writedown of assets	17,787	—	17,787	—
Other	24,090	8,924	30,491	14,366
Total expenses	337,165	244,485	603,005	494,427
(Loss) Income from continuing operations before income taxes	(21,778)	7,609	(3,315)	58,599
Income tax expense	1,851	2,853	7,982	22,693
(Loss) Income from continuing operations, net of tax	(23,629)	4,756	(11,297)	35,906
(Loss) Income from discontinued operations, net of tax	(7,213)	(1,465)	(28,901)	491
Net (loss) income	$(30,842)	$3,291	$(40,198)	$36,397
Basic (loss) earnings per share from continuing operations	$(0.07)	$0.05	$(0.04)	$0.40
Diluted (loss) earnings per share from continuing operations	$(0.07)	$0.05	$(0.04)	$0.39
Basic (loss) earnings per share from discontinued operations	$(0.02)	$(0.02)	$(0.09)	$0.01
Diluted (loss) earnings per share from discontinued operations	$(0.02)	$(0.02)	$(0.09)	$0.01
Basic (loss) earnings per share	$(0.09)	$0.04	$(0.13)	$0.41
Diluted (loss) earnings per share	$(0.09)	$0.04	$(0.13)	$0.39
Shares used in computation of basic (loss) earnings per share	359,955	89,624	306,879	89,685
Shares used in computation of diluted (loss) earnings per share	359,955	92,682	306,879	93,167

The accompanying notes are an integral part of these consolidated financial statements.
*See Explanatory Note - All financial information is of Knight Capital Group, Inc. As of July 1, 2013, Knight Capital Group, Inc., became a wholly-owned subsidiary of KCG Holdings, Inc.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net (loss) income	$(30,842)	$3,291	$(40,198)	$36,397
Other comprehensive (loss) income:
Cumulative translation adjustment	(2,564)	(237)	(3,675)	88
Comprehensive (loss) income	$(33,406)	$3,054	$(43,873)	$36,485

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets	(In thousands)
Cash and cash equivalents	$522,318	$413,926
Cash and securities segregated under federal and other regulations	203,045	166,992
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $5,769,593 at June 30, 2013 and $4,605,155 at December 31, 2012:
Equities	1,609,957	1,463,916
Debt securities	138,730	111,157
Listed equity options	188,166	202,091
Loan inventory	130,635	191,712
Other financial instruments	1,076	237
Securitized HECM loan inventory	5,327,418	4,054,905
Total financial instruments owned, at fair value	7,395,982	6,024,018
Collateralized agreements:
Securities borrowed	1,158,981	1,008,720
Receivable from brokers, dealers and clearing organizations	1,366,974	868,805
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	90,535	94,226
Investments	80,281	78,348
Goodwill	196,113	213,900
Intangible assets, less accumulated amortization	49,645	55,654
Income taxes receivable	6,486	152,576
Assets of business held for sale	—	449,509
Assets within discontinued operations	108,804	—
Other assets	253,847	251,773
Total assets	$11,433,011	$9,778,447
Liabilities, convertible preferred stock & equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,290,401	$1,164,999
Debt securities	90,421	118,991
Listed equity options	132,161	155,942
Other financial instruments	—	5,505
Total financial instruments sold, not yet purchased, at fair value	1,512,983	1,445,437
Collateralized financings:
Securities loaned	626,891	504,082
Financial instruments sold under agreements to repurchase	545,000	355,000
Other secured financings	95,912	146,330
Liability to GNMA trusts, at fair value	5,284,303	4,002,704
Total collateralized financings	6,552,106	5,008,116
Payable to brokers, dealers and clearing organizations	635,914	378,724
Payable to customers	527,918	388,676
Accrued compensation expense	109,453	141,794
Accrued expenses and other liabilities	181,938	186,746
Liabilities of business held for sale	—	357,661
Liabilities within discontinued operations	84,535	—
Long-term debt	346,449	388,753
Total liabilities	9,951,296	8,295,907
Convertible Preferred Stock
Series A convertible preferred stock
Shares issued: 400 at December 31, 2012, Shares outstanding: 243 at December 31, 2012	—	229,857
Equity
Class A Common Stock
Shares authorized: 500,000 at June 30, 2013 and at December 31, 2012; Shares issued: 449,247 at June 30, 2013 and 274,821 at December 31, 2012; Shares outstanding: 373,271 at June 30, 2013 and 202,056 at December 31, 2012	4,492	2,748
Additional paid-in capital	1,683,390	1,400,317
Retained earnings	670,423	710,621
Treasury stock, at cost; 75,976 at June 30, 2013 and 72,765 shares at December 31, 2012	(870,819)	(858,907)
Accumulated other comprehensive loss	(5,771)	(2,096)
Total equity	1,481,715	1,252,683
Total liabilities, convertible preferred stock and equity	$11,433,011	$9,778,447
The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND EQUITY
For the six months ended June 30, 2013
(Unaudited)

	Knight Capital Group, Inc. Stockholders’ Equity
	(in thousands)
	Series A convertible preferred stock		Class A common stock				Treasury Stock
	Series A-1	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive loss	Total Equity
Balance, December 31, 2012	243	$229,857	274,821	$2,748	$1,400,317	$710,621	(72,765)	$(858,907)	$(2,096)	$1,252,683
Net loss	—	—	—	—	—	(40,198)	—	—	—	(40,198)
Series A-1 convertible preferred stock converted into common stock	(243)	(229,857)	162,309	1,623	228,234	—	—	—	—	229,857
Knight Common Stock repurchased	—	—	—	—	(4)	—	(3,211)	(11,912)	—	(11,916)
Stock-based compensation	—	—	12,117	121	54,843	—	—	—	—	54,964
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(3,675)	(3,675)
Balance, June 30, 2013	—	$—	449,247	$4,492	$1,683,390	$670,423	(75,976)	$(870,819)	$(5,771)	$1,481,715

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(40,198)	$36,397
(Loss) income from discontinued operations, net of tax	(28,901)	491
(Loss) income from continuing operations, net of tax	(11,297)	35,906
Adjustments to reconcile (loss) income from continuing operations, net of tax to net cash provided by (used in) operating activities
Stock-based compensation	47,666	22,503
Depreciation and amortization	19,632	23,031
Writedown of assets	17,787	—
Debt discount accretion and other debt related expenses	9,545	8,646
Unrealized and realized gains on investments, net	(5,485)	(10,006)
Deferred rent	(593)	(229)
Operating activities from discontinued operations	57,831	(5,857)
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	(36,054)	(58,740)
Financial instruments owned, at fair value	(1,372,201)	(1,099,829)
Securities borrowed	(150,261)	(413,134)
Receivable from brokers, dealers and clearing organizations	(498,169)	96,222
Income taxes receivable	146,090	(19,895)
Other assets	(3,922)	(13,470)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	67,781	(37,107)
Securities loaned	122,809	541,170
Financial instruments sold under agreements to repurchase	190,000	25,000
Other secured financings	(50,418)	37,035
Liability to GNMA trusts, at fair value	1,281,599	1,006,696
Payable to brokers and dealers and clearing organizations	257,189	(59,009)
Payable to customers	139,242	(63,988)
Accrued compensation expense	(30,183)	(65,829)
Accrued expenses and other liabilities	46,446	3,706
Net cash provided by (used in) operating activities	245,034	(47,178)
Cash flows from investing activities
Proceeds and distributions from investments	4,991	3,309
Purchases of investments	(1,439)	(9,747)
Purchases of fixed assets and leasehold improvements	(11,132)	(13,951)
Purchase of intangible asset	—	(50)
Purchase of business, net of cash acquired	—	(3,268)
Investing activities from discontinued operations	(502)	(1,260)
Net cash used in investing activities	(8,082)	(24,967)
Cash flows from financing activities
Repayment of debt	(100,000)	—
Stock options exercised	—	1,076
Income tax (benefit) provision related to stock-based compensation	(12,103)	170
Cost of common stock repurchased	(11,566)	(32,024)
Payment of dividend related to convertible preferred shares	(1,217)	—
Net cash used in financing activities	(124,886)	(30,778)
Effect of exchange rate changes on cash and cash equivalents	(3,674)	88
Increase (decrease) in cash and cash equivalents	108,392	(102,835)
Cash and cash equivalents at beginning of period	413,926	467,633
Cash and cash equivalents at end of period	$522,318	$364,798
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,018	$32,318
Cash paid for income taxes	$3,380	$44,166
The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of the Business
Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker dealers, institutions and corporations. The Company seeks to continually apply its expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. In the first quarter of 2013, the Company changed from four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other to three operating segments: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other. This change was made to reflect the Company's client offerings, changes in senior management, the combination of the institutional equities sales teams and how the businesses are managed. As of June 30, 2013, the Company's operating segments comprised the following:
Market Making
The Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities and several European exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange. The segment also provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes the Company’s option market making business which trades on substantially all domestic electronic exchanges.
Global Execution Services
The Global Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment, however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services also includes equity sales and trading (including exchange traded funds ("ETFs")) and reverse mortgage origination and securitization. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity offerings as well as private placements. Additionally, the Global Execution Services segment includes the futures commission merchant ("FCM") business, which comprises certain assets and liabilities that the Company acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides futures execution and clearing services on major U.S. and European futures and options exchanges for clients.
Management of the Company from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns.  To the extent management and the Company's Board of Directors determine a business may return a higher value to shareholders through a divestiture, or is no longer core to the Company's strategy, management may pursue a sale process.  On July 29, 2013, the Company entered into an agreement to sell its reverse mortgage origination and securitization business. While the close process is ongoing, there is no assurance that any transaction will ultimately be consummated. The consummation of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and applicable consents. See Footnote 22 "Subsequent Events" for further discussion.
Corporate and Other
The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Discontinued Operations
During the first quarter of 2013, the Company agreed to sell its institutional fixed income sales and trading business, which operated in the U.S. and the U.K., to Stifel, Nicolaus & Company, Inc ("Stifel"). The transaction was completed on June 28, 2013. As the Company has completed the sale and no longer operates the business, the results for this business have been reported as discontinued operations. Discontinued operations also includes the results of the Company's correspondent clearing and asset management businesses, which the Company decided to exit in the first and second quarter of 2013, respectively. See Footnote 5 "Business Held for Sale and Discontinued Operations" for further discussion.
2. Merger with GETCO and Formation of KCG Holdings, Inc.
Background
On December 19, 2012, Knight, GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement and plan of merger (as amended and restated on April 15, 2013) (the “Merger Agreement”) for a series of strategic business combinations (the “Mergers”). The Mergers were approved by the respective shareholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO each became a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG”).
Pursuant to the Merger Agreement, upon completion of the Knight Merger, subject to proration and certain specified exceptions, each outstanding share of Knight Class A common stock, par value $0.01 per share (“Knight Common Stock”) was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A common stock, par value $0.01 per share (“KCG Class A Common Stock”). Pursuant to the proration procedures provided in the Merger Agreement and taking into account the waiver by Jefferies LLC, Knight's largest shareholder before the Knight Merger, of its right to receive cash consideration with respect to certain of its shares, former Knight shareholders eligible for election received a cash payment of approximately $720.0 million.
Upon completion of the Mergers, GETCO unitholders received, in aggregate, 75.9 million shares of KCG Class A Common Stock and 24.3 million warrants to acquire shares of KCG Class A Common Stock. The warrants comprise 8.1 million Class A warrants, having a $12.00 exercise price and exercisable for a four-year term; 8.1 million Class B warrants, having a $13.50 exercise price and exercisable for a five-year term; and 8.1 million Class C warrants, having a $15.00 exercise price and exercisable for a six-year term (collectively the “KCG Warrants”).
As of June 30, 2013 there were 373.3 million shares of Knight Common Stock outstanding. On July 1, 2013, KCG paid $720.0 million in cash consideration to former Knight stockholders (excluding cash to be paid in lieu of fractional shares of KCG Class A Common Stock) in exchange for 192.0 million shares of Knight Common Stock. After taking into account the election results, the effect of a 3:1 stock conversion and the shares of KCG Class A Common Stock issued to former unitholders of GETCO, 116.8 million shares (including unvested restricted stock units ("RSUs")) of KCG Class A Common Stock were outstanding as of July 1, 2013.
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP"). Under the purchase method of accounting, the assets and liabilities of Knight will be recorded, as of completion of the Mergers, at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG following completion of the Mergers will reflect Knight's and GETCO's balances and will reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer, all historical financial information will be of legacy GETCO.
The Company recorded certain expenses in the second quarter of 2013 because the Mergers were substantially completed as of the close of business on June 30, 2013. These expenses primarily included success-based professional fees and accelerated stock-based compensation. The stock-based compensation was accelerated as a result of the change-in-control provisions of equity-based awards issued prior to December 19, 2012 that were triggered by the Mergers.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

3. Significant Accounting Policies
Basis of consolidation and form of presentation
The accompanying unaudited Consolidated Financial Statements, prepared in conformity with GAAP, include the accounts of the Company and its subsidiaries and should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2012 contained in the Form 8-K filed by the Company on May 13, 2013. All significant intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and have no effect on previously reported Consolidated Net (loss) income.
The Company consolidates all of its subsidiaries as well as any variable interest entity (“VIE”) investment in which it is considered to be the primary beneficiary. The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail below, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of June 30, 2013 and December 31, 2012, the Company was not considered to be a primary beneficiary of any VIE.
Cash and cash equivalents
Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.
Cash and securities segregated under federal and other regulations
The Company maintains custody of customer funds and, as a result, it is subject to various regulatory rules and regulations. As a result of these customer holdings, the Company is obligated by the U.S. Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and securities segregated under federal and other regulations approximate fair value.
Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) is also recorded on a trade date basis.
Commissions (which includes commission equivalents earned on institutional client orders, commissions on futures transactions and home equity conversion mortgage (“HECM”) loan origination and securitization activities) and related expenses are also recorded on a trade date basis. Commissions earned by the Company’s FCM are recorded net of any commissions paid to independent brokers and are recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to Government National Mortgage Association (“GNMA”) trusts. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest Income	$58,416	$31,337	$111,777	$60,675
Interest Expense	(52,603)	(27,110)	(99,575)	(50,838)
Interest, net	$5,813	$4,227	$12,202	$9,837

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Dividend Income	$6,713	$7,311	$12,957	$14,271
Dividend Expense	(5,226)	(7,143)	(9,467)	(12,710)
Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company. Payments for order flow also include fees paid to third party brokers with respect to wholesale loan production at the Company’s reverse mortgage business.

Fair value of financial instruments
The Company values its financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.
The fair value hierarchy can be summarized as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 7 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.
Securitization activities
The Company securitizes HECMs under its GNMA issuance authority. Securitization and transfer of financial assets to a third party are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, the Company believes that it has not met the GAAP criteria for relinquishing control over the transferred assets and therefore its securitizations fail to meet the GAAP criteria for sale accounting. As such, the Company continues to recognize the HECMs in Financial instruments owned, at fair value, and the Company recognizes a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition. The associated change in fair value of the securitized HECM loan inventory is recorded in Commissions and fees on the Consolidated Statements of Operations.
Collateralized agreements and financings
Collateralized agreements consist of securities borrowed and collateralized financings include securities loaned, financial instruments sold under agreements to repurchase, other secured financings and liability to GNMA trusts, at fair value.

•
Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to counterparties in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

•
Financial instruments sold under agreements to repurchase are used to finance inventories of securities and other financial instruments and are recorded at their contractual amount. The Company has entered into bilateral and tri-party term and overnight repurchase agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

•
Other secured financings represent contractual agreements used to finance financial instruments and are recorded at their contractual amount. These agreements are short-term in nature with durations of typically less than one month and bear interest at negotiated rates. The Company receives cash and pledges financial instruments to banks and other financial institutions as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks and other financial institutions may request additional collateral, if appropriate.

•	Liability to GNMA trusts, at fair value, represents the liability associated with the Company’s securitization of HECMs where the securitization does not meet the GAAP criteria for sale treatment.
The Company’s securities borrowed, securities loaned, financial instruments sold under agreements to repurchase and other secured financings are recorded at amounts that approximate fair value. These items are recorded based upon their contractual terms and are not materially sensitive to shifts in interest rates because they are short-term in nature and are fully collateralized. These items would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
Investments
Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method or at cost. The equity method of accounting is used when the Company has significant influence, generally considered to be between 20% and 50% equity ownership in a corporation or greater than 3% to 5% of a partnership interest. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on operating and financial policies of the investee. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.
Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated fair value.
The Company maintains a non-qualified deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.
Goodwill and intangible assets
The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies the existence of an impairment. The Company amortizes other intangible assets on a straight line basis over their estimated useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable.
Discontinued operations and Assets and Liabilities held for sale
Revenues and expenses associated with a business line that has been disposed of through closure or sale, or are considered held for sale, are included in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of a disposal group classified as held for sale or discontinued operations are included in Assets of business held for sale and Liabilities of business held for sale or Assets within discontinued operations or Liabilities within discontinued operations, respectively, on the Consolidated Statements of Financial

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable.
Payable to customers
Payable to customers arise primarily from futures transactions and include amounts due on cash and margin transactions. Due to their short-term nature, such amounts approximate fair value.
Treasury stock
The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses or, in certain instances, as inducement grants to new hires or grants to consultants.
Foreign currency translation and foreign currency forward contracts
The Company’s U.K. subsidiary utilizes the Pound Sterling as its functional currency while the Company’s Hong Kong subsidiary, which is in the process of being liquidated, utilizes the Hong Kong dollar as its functional currency. For all other entities, the Company’s functional currency is the U.S. dollar.
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive (Loss) Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2013 and 2012, the Company recorded gains of $16,000 and $1.2 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded gains of $33,000 and $1.2 million, respectively.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive (Loss) Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.
Stock-based compensation
Stock-based compensation is measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, which is typically the vesting period.

Expected forfeitures are considered in determining stock-based employee compensation expense. For all periods presented, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations in any of the periods presented.
The Company applies a non-substantive vesting period approach for stock-based awards whereby the expense is accelerated for those employees and directors that receive options and RSUs and are eligible to retire prior to the options or RSUs vesting.
Soft dollar expense
Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and fees on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Depreciation, amortization and occupancy
Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service. The Company reviews fixed assets and leasehold improvements for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.
Lease loss accrual
The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sub-lease income. In the event the Company is able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual is adjusted accordingly.
Income taxes
The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
Variable interest entities
A VIE is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The Company has a controlling financial interest and will consolidate a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
VIEs generally finance the purchase of assets by issuing debt and equity securities that are either collateralized by or indexed to the assets held by the VIE. The debt and equity securities issued by a VIE may include tranches of varying levels of subordination. The Company’s involvement with VIEs includes purchased interests and commitments to VIEs.
The Company is principally involved with VIEs through the following business activities:

•	Mortgage-backed securities (“MBS”) – The Company purchases and sells beneficial interests issued by mortgage-backed VIEs in connection with its trading activities

•	Securitized HECM loan inventory – The Company sells HECM loans to GNMA trusts which have the characteristics of a VIE and retains certain commitments and obligations to these trusts
Nonconsolidated VIEs
The Company’s exposure to the obligations of VIEs is generally limited to its interests in these entities. Nonconsolidated VIEs are aggregated based on principal business activity.

•	For MBS, the maximum exposure to loss is the carrying value of these interests

•	For Securitized HECM loan inventory, the maximum exposure to loss is the value of the obligations as issuer and servicer to the GNMA trust
The carrying values of the Company’s variable interests in nonconsolidated VIEs are included in the Consolidated Statements of Financial Condition as follows:

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

•	MBS are included as Debt securities within Financial instruments owned, at fair value

•	Securitized HECM loan inventory variable interests are captured in the valuation of the Securitized HECM loan inventory and the Liability to GNMA trusts, at fair value
The following table presents the Company’s nonconsolidated VIEs at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Securitized HECM loan inventory	MBS held within Discontinued Operations
Carrying value of the variable interests
Assets	$—	$—
Liabilities	1,215	—
Maximum exposure to loss in nonconsolidated VIEs
Commitments	39,053	—
Purchased interests	—	—

	December 31, 2012
	Securitized HECM loan inventory	MBS held within Assets of business held for sale
Carrying value of the variable interests
Assets	$—	$108,999
Liabilities	912	—
Maximum exposure to loss in nonconsolidated VIEs
Commitments	29,017	—
Purchased interests	—	108,999
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates
Recently adopted accounting guidance
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting agreements. The new disclosures are required for reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
In February 2013, the FASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. The Company is evaluating the impact of this ASU on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an ASU to clarify the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is required for reporting periods after December 15, 2013. Upon adoption, entities are required to apply the provisions of the ASU prospectively for all unrecognized tax benefits that exist at the adoption date, however, the ASU also indicates that retrospective application is permitted. The Company is currently evaluating the impact that such adoption will have on its Consolidated Financial Statements.
Out of period adjustments
In the second quarter of 2013, the Company identified a $7.0 million pre-tax charge related to the valuation of inventory within its reverse mortgage business and an offsetting $2.0 million pre-tax overaccrual of accrued expenses related to this business. The net effect of these adjustments is a charge of $5.0 million, which should have been recorded in prior periods. During the first quarter of 2013, the Company sold certain private company warrants held by its institutional fixed income sales and trading business for an after tax gain of $3.1 million, a portion of which should have been recorded in prior periods.
The Company evaluated the impact of correcting these errors by recording portions of these items in the relevant prior periods and concluded that such amounts would not have been material, qualitatively or quantitatively, to its previously issued Consolidated Financial Statements. The Company also concluded that recording these items in 2013 would not be material to its forecasted results for the year. Accordingly, the Company recorded the entire $3.1 million after tax gain on the warrants in the first quarter of 2013 within (Loss) income from discontinued operations, net of tax, and recorded the entire $5.0 million pre-tax charge related to the reverse mortgage business in the second quarter of 2013 within Other expenses.
4. Series A Convertible Preferred Stock
On August 1, 2012, the Company experienced a technology issue at the opening of trading at the NYSE. This issue was related to the installation of trading software and resulted in the Company’s broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market which culminated in a $457.6 million trading loss. As a result of this loss, the Company, on August 6, 2012, raised $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the “August 2012 Recapitalization”). Under the terms of the August 2012 Recapitalization, the Company sold 400,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock consisted of 79,600 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (the “Series A-1 Shares”) and 320,400 shares of Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock (the “Series A-2 Shares”). The Series A Preferred Stock were convertible into approximately 266.7 million shares of Knight Common Stock, or approximately 73% of the total number of shares of Knight Common Stock outstanding at August 6, 2012 assuming the conversion in full of the Series A Preferred Stock into Knight Common Stock. All of the Series A-2 Shares were converted into Series A-1 Shares in 2012.
The Company incurred approximately $40.5 million of fees and costs related to the issuance of the Series A Preferred Stock which have been recorded as a reduction of the initial $400.0 million in proceeds, resulting in an initial balance of $359.5 million which was classified as temporary equity as described below.
The $359.5 million initial temporary equity balance had been reduced on a pro-rata basis as the 400,000 shares of Series A Preferred Stock were converted into Knight Common Stock. During the third and fourth quarters of 2012,

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

156,537 shares or approximately 39%, of the original Series A Preferred Stock were converted to Knight Common Stock (resulting in 243,463 shares of Series A Preferred Stock outstanding at December 31, 2012 all of which were Series A-1 Shares). These conversions resulted in a $129.6 million reduction in the temporary equity balance to $229.9 million at December 31, 2012, which was offset by a $1.0 million increase in Knight Common Stock and a $128.6 million increase in Additional paid-in capital.
On February 28, 2013, the remaining shares of Series A Preferred Stock were mandatorily converted into shares of Knight Common Stock as a result of Knight Common Stock having traded for 60 consecutive trading days above the price of $3.00, or 200% of the $1.50 per share conversion price.
Temporary equity classification
Pursuant to GAAP, an equity instrument with redemption features that are not solely within the control of the issuer is required to be classified outside of permanent equity as “temporary equity”, which is presented on the Consolidated Statement of Financial Condition above permanent equity.
Since the Series A Preferred Stock became redeemable at the option of the holder upon a fundamental change, and such a fundamental change could come about under circumstances that are not solely within the control of the Company, the Series A Preferred Stock was classified as temporary equity on the Company’s Consolidated Statements of Financial Condition.
Dividends
Dividends on the Series A Preferred Stock accrued daily and were payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, commencing on October 15, 2012, in cash at a rate per annum equal to 2% of the liquidation preference of $1,000 per share. During 2012, the Company’s Board of Directors declared two quarterly dividends with respect to the Series A Preferred Stock. The first dividend which was paid on October 15, 2012 totaled $1.1 million based upon 274,215 Series A Preferred Stock outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. The second dividend which was paid on January 15, 2013 totaled $1.2 million based upon 243,463 Series A Preferred Stock outstanding as of the record date covering the period from October 15, 2012 through January 15, 2013. As the second dividend was declared prior to December 31, 2012, it was reflected in the Consolidated Financial Statements for the year ended December 31, 2012 as a reduction in Retained earnings and in the earnings per share calculation as an increase in the loss attributable to the common stockholders. There were no dividends declared in 2013 because all of the Series A Preferred Stock had been converted into Knight Common Stock.
5. Business Held for Sale and Discontinued Operations
During the first and second quarter of 2013, respectively, the Company decided to exit its correspondent clearing and asset management businesses. As a result, these businesses have been classified as discontinued operations and the results of their operations have been classified in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented.
During the first quarter of 2013, the Company agreed to sell its institutional fixed income sales and trading business, which operated in the U.S and U.K, to Stifel. The transaction was completed on June 28, 2013. Certain assets and liabilities that have been retained are classified as Assets within discontinued operations and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition as of June 30, 2013 and the results of operations have been included in (Loss) income from discontinued operations, net of tax within the Consolidated Statements of Operations for all periods presented because the business has been sold and the Company no longer operates within this line of business. The assets and liabilities related to the business that was acquired by Stifel have been recorded as Assets of business held for sale and Liabilities of business held for sale, respectively, on the Consolidated Statements of Financial Condition as of December 31, 2012.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues	$37,613	$37,159	$67,345	$85,253

Expenses:
Compensation	$38,028	$29,914	$68,934	$65,721
Other expenses	9,168	9,499	19,856	18,776
Writedown of assets and lease loss accrual, net	1,514	—	23,018	—
Total Expenses	48,710	39,413	111,808	84,497

Pre-tax (loss) income from discontinued operations	(11,097)	(2,254)	(44,463)	756
Income tax benefit (expense)	3,884	789	15,562	(265)
(Loss) income from discontinued operations, net of tax	$(7,213)	$(1,465)	$(28,901)	$491

Assets and liabilities within discontinued operations are presented in the following table (in thousands):

June 30, 2013
Assets within discontinued operations:
Financial instruments owned, at fair value, including securities pledged	$—
Receivable from brokers, dealers and clearing organizations	93,443
Other assets	15,361
Total assets	$108,804
Liabilities within discontinued operations:
Financial instruments sold, not yet purchased, at fair value	$—
Financial instruments sold under agreements to repurchase	16,251
Payable to brokers, dealers and clearing organizations	34,866
Accrued compensation expense	16,611
Accrued expenses and other liabilities	16,807
Total liabilities	$84,535
Assets and liabilities of business held for sale are presented in the following table (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

December 31, 2012
Assets of business held for sale:
Financial instruments owned, at fair value, including securities pledged	$138,689
Receivable from brokers, dealers and clearing organizations	281,178
Other assets	29,642
Total assets	$449,509
Liabilities of business held for sale:
Financial instruments sold, not yet purchased, at fair value	$199,167
Financial instruments sold under agreements to repurchase	111,487
Payable to brokers, dealers and clearing organizations	23,852
Accrued compensation expense	12,140
Accrued expenses and other liabilities	11,015
Total liabilities	$357,661
6. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s FCM business acquired by the Company in June 2012 and consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Cash and securities segregated under federal or other regulations
Cash and cash equivalents	$203,045	$163,992
U.S. government obligations	—	3,000
Total cash and securities segregated under federal or other regulations	203,045	166,992

Receivables from brokers, dealers and clearing organizations	297,273	266,951
Total assets segregated or held in separate accounts under federal or other regulations	$500,318	$433,943
7.    Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,609,957	$—	$—	$1,609,957
U.S. government and Non-U.S. government obligations	24,006	—	—	24,006
Corporate debt	114,724	—	—	114,724
Listed equity options	188,166	—	—	188,166
Loan inventory	—	130,635	—	130,635
Foreign currency forward contracts	—	1,076		1,076
Securitized HECM loan inventory (2)	—	5,327,418	—	5,327,418
Total Financial instruments owned, at fair value	1,936,853	5,459,129	—	7,395,982
Securities on deposit with clearing organizations (3)	155,203	—	—	155,203
Deferred compensation investments (4)	—	21,231	—	21,231
Investment in Deephaven Funds (4)	—	1,327	—	1,327
Total fair value of financial instrument assets	$2,092,056	$5,481,687	$—	$7,573,743
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,290,401	$—	$—	$1,290,401
U.S. government obligations	33,532	—	—	33,532
Corporate debt	56,889	—	—	56,889
Listed equity options	132,161	—	—	132,161
Total Financial instruments sold, not yet purchased, at fair value	1,512,983	—	—	1,512,983
Liability to GNMA trusts, at fair value (2)	—	5,284,303	—	5,284,303
Total fair value of financial instrument liabilities	$1,512,983	$5,284,303	$—	$6,797,286
________________________________________

(1)	Equities of $621.0 million have been netted by their respective CUSIP number and their long and short positions.

(2)
Represents HECMs that have been securitized into HECM Mortgage Backed Securities (“HMBS”) where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

(3)
Securities on deposit with clearing organizations consist of U.S. government obligations and are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,463,916	$—	$—	$1,463,916
U.S. government and Non-U.S. government obligations	34,339	—	—	34,339
Corporate debt (2)	76,818	—	—	76,818
Listed equity options	202,091	—	—	202,091
Loan inventory	—	191,712	—	191,712
Purchased call options	—	237	—	237
Securitized HECM loan inventory (3)	—	4,054,905	—	4,054,905
Total Financial instruments owned, at fair value	1,777,164	4,246,854	—	6,024,018
Securities segregated under federal and other regulations (4)	3,000	—	—	3,000
Securities on deposit with clearing organizations (4)	182,280	—	—	182,280
Deferred compensation investments (5)	—	21,339	—	21,339
Investment in Deephaven Funds (5)	—	1,342	—	1,342
Assets of business held for sale:
Mortgage-backed securities	—	108,999	—	108,999
Corporate debt	29,690	—	—	29,690
Total fair value of financial instrument assets	$1,992,134	$4,378,534	$—	$6,370,668
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,164,999	$—	$—	$1,164,999
U.S. government obligations	71,728	—	—	71,728
Corporate debt (2)	47,263	—	—	47,263
Listed equity options	155,942	—	—	155,942
Embedded conversion derivative	—	237	—	237
Foreign currency forward contracts	—	5,268	—	5,268
Total Financial instruments sold, not yet purchased, at fair value	1,439,932	5,505	—	1,445,437
Liability to GNMA trusts, at fair value (3)	—	4,002,704	—	4,002,704
Liabilities of business held for sale:
Corporate debt	22,858	—	—	22,858
U.S. government obligations	176,309	—	—	176,309
Total fair value of financial instrument liabilities	$1,639,099	$4,008,209	$—	$5,647,308
________________________________________

(1)	Equities of $676.8 million have been netted by their respective CUSIP number and their long and short positions.

(2)	Corporate debt of $0.1 million has been netted by respective CUSIP number and their long and short positions.

(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

(4)
Securities segregated under federal and other regulations and Securities on deposit with clearing organizations consist of U.S. government obligations. The securities on deposit with clearing organizations are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(5)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.
The Company’s equities, listed equity options, U.S. government and Non-U.S. government obligations, rated corporate debt, and actively traded mortgage-backed securities will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2013 and December 31, 2012, the Company did not hold any financial instruments that met the definition of Level 3.
The Company’s assets measured at fair value on a nonrecurring basis solely relates to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 11 “Goodwill and Intangible Assets” for additional information.
There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.
As of June 30, 2013 and December 31, 2012, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 12 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Loan inventory
The Company’s loan inventory primarily comprises newly issued HECMs that it has originated or purchased and for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.
Securitized HECM loan inventory
Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statements of Financial Condition. As of June 30, 2013 and December 31, 2012 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.
Foreign currency forward contracts
At June 30, 2013 and December 31, 2012, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its European subsidiary. As of December 31, 2012, the Company also had a foreign currency forward contract with a notional value of 10.3 million Euros, which was used to hedge a Euro denominated strategic investment. This Euro hedge was terminated in the first quarter of 2013. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.
Mortgage-backed securities
The Company’s mortgage-backed securities that are not actively traded are priced based upon dealer quotations, prices observed from recently executed transactions and cash flow models that incorporate LIBOR forward interest rates, weighted average coupon, weighted average loan age, loan to value and other observable inputs. Mortgage-backed securities are primarily held within Assets of business held for sale on the Consolidated Statements of Financial Condition. As of June 30, 2013, the Company did not hold any mortgage-backed securities on its Consolidated Statements of Financial Condition.
Purchased call options and embedded conversion derivative
The fair value of the purchased call options and embedded conversion derivative are determined using an option pricing model based on observable inputs such as implied volatility of Knight Common Stock, risk-free interest rate, and other factors. The fair value of each of these instruments was zero at June 30, 2013.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Deferred compensation investments
Deferred compensation investments comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
Investment in the Deephaven Funds
Investment in the Deephaven Funds represents the Company's residual investment in certain funds that were formerly managed by Deephaven Capital Management. These investments are in the process of liquidation and are valued based upon the fair value of the underlying investments within such funds.
Fair value of derivative instruments
The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure and related to its long-term debt (see Footnote 12 “Long-Term Debt”). Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (in thousands):

	Statements of Financial Condition Location	Fair Value as of
		June 30, 2013	December 31, 2012
Asset Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$—	$237
Listed equity options (1)		188,166	202,091
		$188,166	$202,328
Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$1,076	$—
Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$—	$237
Listed equity options (1)		132,161	155,942
Foreign currency forward contracts		—	822
		$132,161	$157,001
Derivative instruments designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Foreign currency forward contracts		$—	$4,446
 ________________________________________

(1)
As of June 30, 2013, the Company held 0.6 million each of long and short listed equity option contracts. As of December 31, 2012, the Company held 0.9 million long and 1.0 million short listed equity option contracts. These contracts are not subject to collateral requirements and are not netted.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Financial Statements Location	Gain (Loss) Recognized
		For the three months ended June 30,
		2013	2012
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$—	$(4,315)
Listed equity options (1)	Net trading revenue	(13,217)	9,784
Embedded conversion derivative	Investment income and other, net	—	4,315
Foreign currency forward contracts	Investment income and other, net	—	400
		$(13,217)	$10,184
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(546)	$2,208

	Financial Statements Location	Gain (Loss) Recognized
		For the six months ended June 30,
		2013	2012
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$(237)	$(9,531)
Listed equity options (1)	Net trading revenue	(20,970)	(5,802)
Embedded conversion derivative	Investment income and other, net	237	9,531
Foreign currency forward contracts	Investment income and other, net	151	197
		$(20,819)	$(5,605)
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$5,795	$(1,120)

(1)
Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Net trading revenue on the Company’s Consolidated Statements of Operations.

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed equity options	$188,166	$—	$188,166	$—	$—	$188,166
Foreign currency forward contracts	1,076	—	1,076	—	—	1,076
Securities borrowed	1,158,981	—	1,158,981	1,126,224	—	32,757
Total Assets	$1,348,223	$—	$1,348,223	$1,126,224	$—	$221,999
Liabilities
Listed equity options	$132,161	$—	$132,161	$—	$5,499	$126,662
Securities loaned	626,891	—	626,891	616,826	—	10,065
Financial instruments sold under agreements to repurchase (1)	561,251	—	561,251	561,251	—	—
Total Liabilities	$1,320,303	$—	$1,320,303	$1,178,077	$5,499	$136,727

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed equity options	$202,091	$—	$202,091	$—	$—	$202,091
Securities borrowed	1,008,720	—	1,008,720	991,302		17,418
Total Assets	$1,210,811	$—	$1,210,811	$991,302	$—	$219,509
Liabilities
Listed equity options	$155,942	$—	$155,942	$—	$8,439	$147,503
Foreign currency forward contracts	4,446	—	4,446	—	—	4,446
Securities loaned	504,082	—	504,082	500,545	—	3,537
Financial instruments sold under agreements to repurchase (1)	466,487	—	466,487	466,487	—	—
Total Liabilities	$1,130,957	$—	$1,130,957	$967,032	$8,439	$155,486

(1)
Financial instruments sold under agreements to repurchase includes $16.3 million and $111.5 million at June 30, 2013 and December 31, 2012, respectively, recorded within Liabilities within discontinued operations and Liabilities of business held for sale, respectively.

8.    Collateralized Transactions
The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, foreign government and corporations. In most cases, the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings for meeting settlement requirements.
The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving counterparty (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	June 30, 2013	December 31, 2012
Collateral permitted to be delivered or repledged	$1,132,100	$989,279
Collateral that was delivered or repledged	1,085,629	933,716
Collateral permitted to be further repledged by the receiving counterparty	138,225	65,878
In order to finance securities positions and loan inventory, the Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Repurchase agreements and other secured financings are short-term and mature within one year. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consist of equity securities and loans.
The table below presents information about assets pledged by the Company (in thousands):

	June 30, 2013	December 31, 2012
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$5,769,593	$4,605,155
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge (1)	748,084	696,495

(1)
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge includes $16.3 million and $111.5 million at June 30, 2013 and December 31, 2012, respectively, recorded within Assets within discontinued operations and Assets of business held for sale, respectively.

9.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Receivable:
Clearing organizations and other	$1,047,166	$738,625
Securities failed to deliver	319,808	130,180
Total Receivable	$1,366,974	$868,805
Payable:
Clearing organizations and other	$519,581	$324,175
Securities failed to receive	116,333	54,549
Total Payable	$635,914	$378,724
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

10.    Investments
Investments comprise strategic investments, including limited partnership investments, deferred compensation investments related to employee and director deferred compensation plans and investment in the Deephaven Funds. Investments consist of the following (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	June 30, 2013	December 31, 2012
Strategic investments:
Investments accounted for under the equity method	$55,937	$53,878
Common stock of companies representing less than 20% equity ownership held at adjusted cost	1,786	1,789
Total Strategic investments	57,723	55,667
Deferred compensation investments(1)	21,231	21,339
Investment in Deephaven Funds	1,327	1,342
Total Investments	$80,281	$78,348
(1) As a result of the Mergers, the deferred compensation investments were liquidated and employee balances as of June 30, 2013 were paid out in July 2013. The deferred compensation plan is still in effect and continues to be funded by employee contributions.
11.    Goodwill and Intangible Assets
Goodwill is assessed for impairment annually or when events indicate that the amounts may not be recoverable. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assesses the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of shares of Knight Common Stock.
Intangible assets are assessed for recoverability when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company assesses intangible assets for impairment at the “asset group” level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As part of the assessment for impairment, the Company considers the cash flows of the respective asset group and assesses the fair value of the respective asset group. Step 1 of the impairment assessment for intangibles is performed using undiscounted cash flow models, which indicates whether the future cash flows of the asset group are sufficient to recover the book value of such asset group. When an asset is not considered to be recoverable, step 2 of the impairment assessment is performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital to determine the fair value of the intangible asset group. In cases where amortizable intangible assets and goodwill are assessed for impairment at the same time, the amortizable intangibles are assessed for impairment prior to goodwill being assessed.
As noted in Footnote 5 "Business Held for Sale and Discontinued Operations", in 2013 the Company sold its institutional fixed income sales and trading business to Stifel and decided to exit its asset management business. As a result of these events, the Company wrote down intangible assets, primarily relating to customer relationships, resulting in charges of $1.2 million and $9.5 million for the three and six months ended June 2013, respectively. Both writedowns are included within (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations.
In the second quarter of 2013, the Company tested for impairment of goodwill as a part of its annual assessment and it was determined that the fair value of the Company's reverse mortgage reporting unit was less than its book value. As a result, the Company calculated and compared the implied fair value of the reverse mortgage reporting unit's goodwill with its carrying value and concluded it was fully impaired. Accordingly, the Company recorded an impairment charge of $17.8 million within the Global Execution Services segment during the second quarter of 2013.
No other events occurred in the three or six months ended June 30, 2013 or 2012 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
The following table summarizes the Company’s Goodwill by segment (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	June 30, 2013	December 31, 2012
Market Making	$24,727	$24,727
Global Execution Services	171,386	189,173
Total	$196,113	$213,900
Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from two to 17 years. The weighted average remaining life of the Company’s intangible assets at June 30, 2013 and December 31, 2012 is approximately 11 years.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	June 30, 2013	December 31, 2012
Market Making
Trading rights	$10,605	$11,381
Other	36	41
Total	10,641	11,422
Global Execution Services
Customer and broker relationships	28,967	33,245
Trade names	6,727	7,004
Other	3,310	3,983
Total	39,004	44,232
Consolidated Total	$49,645	$55,654

		June 30, 2013	December 31, 2012
Customer and broker relationships (1)	Gross carrying amount	$66,100	$68,500
	Accumulated amortization	(37,133)	(35,255)
	Net carrying amount	28,967	33,245
Trading rights (2)	Gross carrying amount	15,520	15,520
	Accumulated amortization	(4,915)	(4,139)
	Net carrying amount	10,605	11,381
Trade names (3)	Gross carrying amount	9,800	9,800
	Accumulated amortization	(3,073)	(2,796)
	Net carrying amount	6,727	7,004
Other (4)	Gross carrying amount	13,860	13,960
	Accumulated amortization	(10,514)	(9,936)
	Net carrying amount	3,346	4,024
Total	Gross carrying amount	105,280	107,780
	Accumulated amortization	(55,635)	(52,126)
	Net carrying amount	$49,645	$55,654
________________________________________

(1)
Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Urban and Penson Futures acquisitions. Excluded from December 31, 2012 is $9.2 million related to the Company's institutional fixed income sales and trading business which is recorded within Assets of business held for sale on the Consolidated Statements of Financial Condition. The weighted average remaining life is approximately 14

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

years as of June 30, 2013 and 13 years as of December 31, 2012. Lives may be reduced depending upon actual retention rates.

(2)	Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life is approximately 7 years as of June 30, 2013 and December 31, 2012.

(3)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 years as of June 30, 2013 and December 31, 2012.

(4)
Other primarily includes technology and non-compete agreements acquired by the Company. The weighted average remaining life is approximately two and three years as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Amortization expense	$2,326	$2,920	$4,652	$5,837
As of June 30, 2013, the following table summarizes the Company’s estimated amortization expense for future years (in thousands):

Amortization expense
For the six months ended December 31, 2013	$2,840
For the year ended December 31, 2014	5,680
For the year ended December 31, 2015	5,380
For the year ended December 31, 2016	4,456
For the year ended December 31, 2017	4,412
12.    Long-Term Debt
The Company’s Long-term debt is recorded at amortized cost. The carrying value and fair value of such Long-term debt is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Credit Agreement	$—	$—	$100,000	$100,000
Convertible Notes	346,449	346,130	338,753	332,003
Total	346,449	346,130	438,753	432,003
Less: Current portion recorded in Accrued expenses and other liabilities	—	—	50,000	50,000
Total Long-term debt	$346,449	$346,130	$388,753	$382,003
The carrying value of the Term Credit Agreement approximated fair value as it was not materially sensitive to shifts in interest rates due to its floating interest rate, which also considers changes in the Company’s credit risks and financial condition. The fair value of the Convertible Notes is based upon the value of such debt in the secondary market. The Term Credit Agreement and the Convertible Notes would both be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
See Footnote 22 "Subsequent Events" for discussion of the tendering of the Company's outstanding long term debt and the new debt arrangements put in place in connection with the Mergers.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Credit Agreements
On June 29, 2011, the Company, as borrower, entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. On June 27, 2012, the Company, as guarantor, also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the Term Credit Agreement, the “Credit Agreements”) with the same consortium of banks with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P., wholly-owned subsidiaries of the Company, as borrowers.
As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA became the sole borrower under the Revolving Credit Agreement. In December 2012, the Company entered into amendments to the Term Credit Agreement and Revolving Credit Agreement. These amendments were made to clarify the treatment of losses related to securities transactions and amend certain other provisions described therein.
The Revolving Credit Agreement was renewed with substantially the same consortium of banks on substantially the same terms and conditions on June 27, 2012 and expired on June 26, 2013.
Term Credit Agreement
The proceeds of the Term Credit Agreement have been used for general corporate purposes.  Borrowings under the Term Credit Agreement bore interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio).
Under the Term Credit Agreement, substantially all of the Company’s material subsidiaries (the “Term Credit Guarantors”), other than its foreign subsidiaries, excluded regulated subsidiaries (which include registered broker-dealer subsidiaries) and subsidiaries thereof, guaranteed the repayment of loans made pursuant to the Term Credit Agreement. The Term Credit Agreement was secured by substantially all of the assets of the Company and the Term Credit Guarantors unless and until the Company obtains an investment grade rating.
On May 7, 2013, the Company repaid all amounts outstanding under, and terminated, the Term Credit Agreement. The borrowings under the Term Credit Agreement were payable in full by June 27, 2014. There were no penalties for early termination.
Revolving Credit Agreement
The Revolving Credit Agreement comprised two classes of loans: Borrowing Base A and Borrowing Base B both of which were available to KCA and were to be used to meet the short-term liquidity needs of KCA arising in the ordinary course of clearing and settlement activity. The proceeds of the Borrowing Base B Loans could only be used to fund National Securities Clearing Corporation (“NSCC”) margin deposits.
Borrowings under the Revolving Credit Agreement bore interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for each Borrowing Base B Loan a margin of 2.00% per annum. Interest was payable quarterly. On August 6, 2012, the Company drew down $200.0 million under the Revolving Credit Agreement for both a Borrowing Base A and Borrowing Base B Loan and repaid the full amount of each loan on August 7, 2012. The Revolving Credit Agreement expired by its terms on June 26, 2013. As of June 26, 2013 and December 31, 2012, there were no outstanding borrowings under the Revolving Credit Agreement.
The Company was charged a commitment fee at a rate of 0.25% per annum on the average daily amount of the unused portion of the Revolving Credit Agreement. Depending on each borrowing base, availability under the Revolving Credit Agreement was limited to either (i) a percentage of the market value of temporary positions pledged as collateral in the case of Borrowing Base A Loans, or (ii) a percentage of the margin deposit required by the NSCC in the case of Borrowing Base B Loans.
In connection with the Credit Agreements, the Company incurred issuance costs of $2.2 million. The issuance costs were recorded within Other assets on the Consolidated Statements of Financial Condition and were being amortized over the term of the Credit Agreements.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Cash Convertible Senior Subordinated Notes
In March 2010, the Company issued $375.0 million of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended. At the same time, the Company entered into hedge transactions effected through the purchase of options and sale of warrants designed to limit shareholder dilution up to a price of $31.50 per share.
The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Convertible Notes, the Company recognized an original issue discount of $73.8 million which is being accreted to interest expense over the term of the Convertible Notes, resulting in an effective annual interest rate of the Convertible Notes of approximately 7.90%. The Convertible Notes, net of unamortized original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition.
Prior to December 15, 2014, the Convertible Notes will be convertible into cash only upon specified events which are based upon the price of the Company’s common shares and of the Convertible Notes or upon the occurrence of specified corporate events. On or after December 15, 2014, the Convertible Notes will be convertible at any time, based on an initial conversion rate of 47.9185 shares of Knight Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $20.87 or a conversion premium of approximately 32.5% over the closing sale price of $15.75 per share of Knight Common Stock on the Nasdaq Global Select Market on March 15, 2010. The conversion rate and conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon cash conversion, the Company will deliver an amount of cash calculated over the applicable observation period. The Company will not deliver its common stock (or any other securities) upon conversion under any circumstances. In addition, following certain corporate events that occur prior to the maturity date, the Company will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Convertible Notes upon a “fundamental change” at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest.
Concurrent with the sale of the Convertible Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Convertible Notes and another financial institution (the “option counterparties”) that were expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Convertible Notes that may be required to be made by the Company upon the cash conversion of the Convertible Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of pre-converted Knight Common Stock at a strike price of $20.87 and were expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of Knight Common Stock is greater than the conversion price of the Convertible Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of June 30, 2013 and December 31, 2012, the fair value of the purchased call options was zero and $0.2 million, respectively. The purchased call options were terminated in July 2013, at the election of the option counterparties, resulting in no gain or loss for the Company.
In connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions with the option counterparties whereby the Company sold to the option counterparties, for $15.0 million, warrants (the “warrants”) to purchase shares of Knight Common Stock, subject to adjustments, at a strike price of $24.10 per share. The warrants are net share settled, meaning that the Company will issue a number of shares per warrant having a value equal to the difference between the share price at each warrant expiration date and the strike price; however, at the discretion of the Company, the Company may elect to settle the warrants in cash. If the market price per share of Knight Common Stock exceeds the strike price of the warrants over the warrants’ exercise period and the Company elects net share settlement, the warrants would have a dilutive effect on Knight Common Stock. The warrants may not be exercised prior to the maturity of the Convertible Notes. The warrants have been recorded as Additional paid-in capital in the Consolidated Statements of Financial Condition. The warrants also meet the criteria of derivative instruments under GAAP; however, because the warrants are indexed to Knight Common Stock and are recorded within Equity in the Consolidated Statements of Financial Condition, the warrants are exempt from the scope and fair

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

value provisions of GAAP related to accounting for derivative instruments. The warrants were terminated in July 2013 at the election of the option counterparties, resulting in no gain or loss for the Company.
The requirement that the Company settle conversions of the Convertible Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of June 30, 2013 and December 31, 2012, the fair value of the embedded conversion derivative was zero and $0.2 million, respectively.
Both the purchased call options and the embedded conversion derivative are derivative instruments and as such are marked to fair value each reporting period with any change recognized on the Consolidated Statements of Operations as Investment income and other, net. The gain or loss associated with changes to the valuation of the purchased call options to substantially offset the gain or loss associated with changes to the valuation of the embedded conversion derivative.
In connection with the issuance of the Convertible Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Convertible Notes. The Company recorded expenses with respect to the Long-term debt as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest expense	$7,561	$7,647	$15,214	$15,045
Amortization of debt issuance cost (1)	1,110	781	1,849	1,559
Commitment fee (1)	126	150	251	276
Total	$8,797	$8,578	$17,314	$16,880

(1)	Included in Other expense.
As a result of the Mergers, on July 1, 2013, KCG became a party to the Convertible Notes. See Footnote 22 "Subsequent Events" for further details on the Convertible Notes.
13.    Related Parties
As a result of the August 2012 Recapitalization, three investors held more than 10% of the outstanding Knight Common Stock as of June 30, 2013 and therefore are considered related parties.
The Company interacts with each of these three investors, or their affiliates, as part of its normal day-to-day operations. It earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates as follows (in thousands):

Statement of Operations	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Revenues
Commissions and fees	$587	$773
Interest, net	86	86
Total revenues from related parties	$673	$859
Expenses
Execution and clearance fees	$2,514	$2,525
Interest expense	222	222
Other expense	27	27
Total expenses incurred with respect to related parties	$2,763	$2,774

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Statements of Financial Condition	June 30, 2013	December 31, 2012
Assets
Securities borrowed	$21,540	$42,196
Receivable from brokers, dealers and clearing organizations	184	728
Other assets	1,535	1,608
Liabilities
Securities loaned	$4,199	$3,754
Payable to brokers, dealers and clearing organizations	84	57
Accrued expenses and other liabilities	2,180	359
 In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
14.    Stock-Based Compensation
The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of June 30, 2013, the Company has not issued any SARs.
At a special meeting of the Company’s stockholders on December 27, 2012, the Company’s stockholders approved the Amended and Restated 2010 Equity Incentive Plan (the “Amended 2010 Plan”) to increase the number of shares authorized for grant under the 2010 Plan from 10.6 million to 64.6 million and amend certain provisions of the 2010 Plan. Key changes to the 2010 Plan that were adopted in the Amended 2010 Plan included: (i) an amendment to require a qualifying termination of employment before vesting provisions in new awards accelerate in the event of a change-in-control, also known as “double-trigger” accelerated vesting; (ii) an amendment to the modification provision to require stockholder approval before (x) SARs may be repriced, replaced, regranted through cancellation or modified if such change would reduce the exercise price for the shares underlying such SAR and (y) options or SARs may be exchanged for cash if such exchange would reduce the exercise price for the shares underlying such option or SAR; (iii) an amendment to limit the number of shares subject to awards granted to each non-employee member of the Company’s Board during any calendar year to 200,000; and (iv) an extension of the time after which no awards may be granted under the Amended 2010 Plan to ten years from the date the stockholders approved the Amended 2010 Plan.
Unvested awards granted before September 1, 2010 are generally canceled if employment is terminated for any reason before the end of the relevant vesting period. For annual incentive awards granted after September 1, 2010 and up to September 30, 2011, full vesting is given where an employee has been terminated without cause by the Company. For all other awards granted after September 1, 2010 and up to September 30, 2011 unvested awards are generally canceled if employment is terminated for any reason before the end of the relevant vesting period. Effective October 1, 2011, for all awards granted after such date, unless otherwise provided for in the applicable award agreement, full vesting will be given where an employee has been terminated without cause by the Company.
On July 1, 2013, the Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was assumed by KCG in connection with the Mergers and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan. On July 1, 2013, the Knight Capital Group, Inc. 2009 Executive Incentive Plan was also assumed by KCG in connection with the Mergers and was renamed the KCG Holdings, Inc. Amended and Restated Executive Incentive Plan.
As a result of the Mergers on July 1, 2013, each outstanding stock option, whether vested or unvested, was automatically replaced with an option to purchase KCG Class A Common Stock equal to one third of the number of shares of Knight Common Stock subject to such original stock option immediately prior to the completion of the Mergers

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(rounded down to the nearest whole share of KCG Class A Common Stock). The exercise price per share of KCG Class A Common Stock is equal to the exercise price per share of Knight Common Stock subject to such Company stock option multiplied by three (rounded up to the nearest whole cent) and the number of shares of KCG Class A Common Stock subject to such Company stock option equals one third of the number of shares of Knight Common Stock subject to such original stock option immediately prior to the completion of the Mergers. Pursuant to the terms of the applicable Company stock plans and award agreements, each option granted on or prior to December 19, 2012 immediately vested. There were no stock options granted subsequent to December 19, 2012 through June 30, 2013.
As a result of the Mergers, each restricted share granted after December 19, 2012 and each outstanding restricted stock unit was replaced with a restricted share or restricted stock unit, as applicable, equal to one third of a share of common stock of KCG (rounded to the nearest whole share). Awards granted on or prior to December 19, 2012 (except for restricted stock units that vest based upon performance) automatically vested upon the completion of the Mergers. Awards granted after December 19, 2012 (and restricted stock units granted on or prior to December 19, 2012 that vest based on performance) will continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.
Restricted Shares and Restricted Stock Units
Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years. The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances.
The Company measures compensation cost related to restricted awards based on the fair value of Knight Common Stock at the date of grant. Compensation expense from continuing operations relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stock award compensation expense	$35,717	$11,417	$47,656	$22,155
Income tax benefit	12,501	4,530	16,683	8,829
Included in the stock award compensation expense for the three and six months ended June 30, 2013 is $1.9 million and $5.9 million, respectively, related to acceleration of stock awards in conjunction with a reduction in workforce. Included in the stock award compensation expense for the three and six months ended June 30, 2013 is $22.5 million related to the acceleration of stock-based compensation for awards granted on or prior to December 19, 2012. These awards vested on July 1, 2013 as a result of the Mergers and the expense associated with the acceleration of the vesting was recorded in the second quarter of 2013.
The following tables summarize restricted awards activity, including awards related to employees working in businesses that are included within discontinued operations, for the six months ended June 30, 2013 (awards in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2013	82	$15.08	8,172	$11.44
Granted	—	—	12,826	3.69
Vested	(68)	15.49	(7,224)	8.30
Forfeited	—	—	(708)	6.59
Outstanding at June 30, 2013	14	$13.09	13,066	$5.83

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

There is $29.2 million of unamortized compensation related to the unvested restricted awards outstanding at June 30, 2013. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 2.4 years.
Stock Options
The Company’s policy is to grant options for the purchase of shares of Knight Common Stock at not less than market value. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their options upon retirement and in certain other circumstances. Options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon option exercises by its employees and directors.
The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. There were no stock options granted during the three or six months ended June 30, 2013 or 2012.
Compensation expense from continuing operations relating to stock options, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Stock option compensation expense	$—	$138	$10	$367
Income tax benefit	—	54	4	144

The following tables summarize stock option activity and stock options exercisable for the six months ended June 30, 2013 (options in thousands):

2013	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (years)
Outstanding at January 1,	2,536	$13.61
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(190)	12.21
Outstanding at June 30,	2,346	$12.21	$—	2.89
Exercisable at June 30,	2,346	$13.75	$—	2.89
Available for future grants at June 30, *	52,457
* Represents both options and awards available for grant.
The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the six months ended June 30, 2013.
There is no unamortized compensation related to the unvested stock options outstanding at June 30, 2013.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

15.   Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.
The following table reconciles the U.S. federal statutory income tax rate to the Company's actual income tax rate from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S.
federal income tax effect	(15.3)%	2.5%	(88.7)%	3.6%
Nondeductible charges (1)	(25.0)%	3.2%	(175.3)%	0.8%
Other, net	(3.2)%	(3.2)%	(11.7)%	(0.7)%
Actual income tax rate	(8.5)%	37.5%	(240.7)%	38.7%

(1)	Nondeductible charges include certain professional fees related to the Mergers, reserve for legal proceedings, and meals and entertainment.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its deferred tax assets in the future, and therefore no valuation allowance has been recorded at June 30, 2013 or December 31, 2012. Due to the losses generated in 2012, the Company currently is in a three year cumulative loss position. Management believes that this negative evidence is outweighed by positive evidence including the Company's long standing history of sustainable profitability, and its forecasts of future profitability. A significant portion of the customer base has remained unchanged and the business has demonstrated a return to profitability following the technology related losses of August 1, 2012, excluding any merger related costs, and the Company does not expect such losses to recur. The goodwill and intangible asset impairment that the Company recorded in 2012, which contributed to its three year cumulative loss position, related to businesses that have not performed well and is not reflective of any weakness in the Company's electronic market making business, which has historically been its most profitable business. A significant portion of this 2012 impairment as well as additional impairment charges in 2013 relate to the institutional fixed income sales and trading business which was sold in the second quarter of 2013.
A significant portion of the Company's 2012 U.S. federal net operating loss has been carried back against taxable income earned by the Company in 2010 and 2011, which resulted in a refund of U. S. federal taxes that the Company previously paid in such years. For the year ended December 31, 2012, the Company's taxable loss was $358.2 million.
The Company generated taxable income for 2010 and 2011 of approximately $338.0 million and paid U.S. federal income tax of approximately $118.0 million for these years. During the first quarter of 2013 the Company filed a claim to carryback $338.0 million of its 2012 tax loss back to 2010 and 2011. This carryback resulted in a refund of approximately $107.0 million of federal taxes paid in such prior years and the creation of a federal Alternative Minimum Tax ("AMT") credit of $6.8 million which can be utilized to offset future federal income tax liabilities. This refund was received by the Company in the second quarter of 2013.
The portion of the 2012 $358.2 million taxable loss that could not be carried back, approximately $20.2 million, will generate a U.S. federal net operating loss carryforward related to the year ended December 31, 2012. At June 30, 2013 and December 31, 2012, the Company had projected overall U.S. federal net operating loss carryforwards of $115.7 million and $70.4 million, respectively, of which $31.3 million resulted from acquisitions for both periods. The

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Company recorded a related deferred income tax asset of $40.5 million and $24.6 million as of June 30, 2013 and December 31, 2012, respectively, and an offsetting valuation allowance of $6.8 million and $7.0 million, respectively, at each balance sheet date which represents the portion of these net operating loss carryforwards related to acquisitions that are considered more likely than not to expire unutilized.
In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. As a result of the Series A Preferred Stock equity issuance, on August 6, 2012, the Company experienced an ownership change under Section 382 and a second ownership change under Section 382 as a result of the Mergers. As a result of the ownership changes, the rate of utilization of a portion of the Company's net operating loss carryforwards will be limited. The Company does not believe these limitations will have a significant effect on the Company's ability to utilize its anticipated federal net operating loss carryforward. The Company's U.S. federal net operating loss carryforwards will begin to expire in 2019.
At June 30, 2013 and December 31, 2012, the Company had, in aggregate, state and local net operating loss carryforwards of $1.72 billion and $1.47 billion, respectively of which $24.3 million resulted from acquisitions; $512.2 million and $424.8 million, respectively related to New Jersey; $593.9 million and $511.1 million, respectively related to New York; and $593.7 million and $510.5 million, respectively related to New York City. The Company recorded a related deferred income tax asset related to these state and local net operating loss carryforwards of $26.9 million and $22.9 million as of June 30, 2013 and December 31, 2012, respectively, and fully offsetting valuation allowances of $26.9 million and $22.9 million, respectively, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. The Company recorded a valuation allowance for substantially all of its state and local tax loss carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At June 30, 2013 and December 31, 2012, the Company had non U.S. net operating loss carryforwards of $68.7 million and $65.5 million, respectively. The Company recorded a foreign deferred income tax asset of $17.9 million and $17.0 million for these loss carryforwards as of June 30, 2013 and December 31, 2012, respectively, along with an offsetting U.S. federal deferred tax liability of $17.9 million and $17.0 million, respectively for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non U.S. net operating losses may be carried forward indefinitely. At both June 30, 2013 and December 31, 2012, the Company had foreign tax credit carryforwards of $3.2 million and an offsetting valuation allowance of $1.6 million. The Company also had general business credit carryforwards at June 30, 2013 and December 31, 2012 of $2.5 million and $3.7 million, respectively. The Company also had AMT credit carryforwards of $6.8 million at June 30, 2013.
At June 30, 2013 and December 31, 2012, the Company had $1.4 million and $1.5 million of unrecognized tax benefits, respectively, all of which would affect the Company's effective tax rate if recognized.
As of June 30, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non U.S. income tax examinations for the tax years 2007 through 2012. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2011. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.
16. Earnings Per Share
Basic loss or earnings per common share (“EPS”) have been calculated by dividing net (loss) income from continuing operations attributable to common stockholders by the weighted average shares of Knight Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised, restricted awards were to vest and preferred stock were to convert to Knight Common Stock.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The number of such options excluded was approximately 2.4 million and 1.7 million for the three months ended June 30, 2013 and 2012, respectively. The number of such options excluded was approximately 2.5 million and 1.7 million for the six months ended June 30, 2013 and 2012, respectively. The computation of diluted shares can vary among periods due in part to the change in the average price of Knight Common Stock.
The Series A Preferred Stock were participating securities and as a result the Company was required to calculate EPS under a two class method whereby earnings are allocated to Knight Common Stock and Series A Preferred Stock as if all of the earnings for the year had been distributed. Since the Company recorded a net loss for the three and six months ended June 30, 2013 the impact of the two class method would be antidilutive. The calculation of diluted EPS excludes the potential conversion of Series A Preferred Stock into Knight Common Stock for the period they were outstanding and excludes options, restricted awards and Series A Preferred Stock that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such restricted awards and shares of Series A Preferred Stock (on an as converted basis) excluded was approximately 7.4 million and 60.2 million, respectively, for the three and six months ended June 30, 2013.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,
	2013		2012
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
(Loss) Income from continuing operations and shares used in basic calculations	$(23,629)	359,955	$4,756	89,624
Effect of dilutive stock based awards	—	—	—	3,058
(Loss) Income from continuing operations and shares used in diluted calculations	$(23,629)	359,955	$4,756	92,682
Basic earnings per share from continuing operations		$(0.07)		$0.05
Diluted earnings per share from continuing operations		$(0.07)		$0.05

	For the six months ended June 30,
	2013		2012
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
(Loss) Income from continuing operations and shares used in basic calculations	$(11,297)	306,879	$35,906	89,685
Effect of dilutive stock based awards		—		3,482
(Loss) Income from continuing operations and shares used in diluted calculations	$(11,297)	306,879	$35,906	93,167
Basic earnings per share from continuing operations		$(0.04)		$0.40
Diluted earnings per share from continuing operations		$(0.04)		$0.39

17. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded for the three and six months ended June 30, 2013 or 2012.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

18. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of the litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period. In the second quarter of 2013, the Company recorded a $10.0 million reserve for legal proceedings, which is included in Other expenses on the Consolidated Statements of Operations.
As previously disclosed in the Company's public filings, the Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company's broker-dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted in its Form 10-K for the year ended December 31, 2012, the Company has since been named in two putative class actions and one derivative lawsuit relating to the technology issue and have received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 6, 2012 recapitalization. In addition, the Company and KCA are the subject of a regulatory investigation.
Since the announcement on December 19, 2012 of the signing of the Merger Agreement between the Company and GETCO, the Company, GETCO, GA-GTCO, as well as the individual members of the Company's Board of Directors prior to the Mergers (the “Individual Defendants”), were named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Mergers. The lawsuits generally allege, among other things, that the Mergers fail to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO and GA-GTCO. The lawsuits seek, among other things, to enjoin the defendants from completing the Mergers on the agreed-upon terms, rescission of the Mergers (to the extent the Mergers have already been consummated), monetary relief and attorneys' fees and costs.
While the Company is currently unable to predict the outcome of any possible litigation related to the technology issue, the August 6, 2012 recapitalization, or the Mergers, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company's financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against litigation and in connection with the investigation.
Legal
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of the Company's shareholders who purchased the Company's Class A common stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. More specifically, the plaintiff alleges that defendants made false and misleading statements concerning the Company's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a class of the Company's shareholders who purchased the Company's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, the Company filed a motion to dismiss the

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

amended complaint. Pursuant to the parties' scheduling order, briefing on the motion to dismiss will be complete in August 2013.
As noted above, the Company has received several demand letters requesting that it commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that it produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6 recapitalization.
Mergers Litigation
Delaware Litigation. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ann Jimenez McMillan v. Thomas M. Joyce, et al., Case No. 8163-VCP. The complaint names as defendants the Company, each member of the Company's Board of Directors (the “Individual Defendants”), GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, and agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company, GETCO, and GA-GTCO, LLC aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Chrislaine Dominique v. Thomas M. Joyce, et al., Case No. 8159-VCP. The complaint names as defendants the Company, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO, and agreeing to a number of improper deal protection devices, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company and GETCO aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On January 31, 2013, the Court of Chancery consolidated for all purposes the McMillan and Dominique actions into a single action captioned In re Knight Capital Group, Inc. Shareholder Litigation, C.A. No. 8159-VCP. On March 5, 2013, the co-lead plaintiffs in the Delaware Consolidated Action filed an amended complaint and motions for expedited discovery and a preliminary injunction. In addition to the allegations in the initial complaints, the Delaware amended complaint contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Company's Preliminary Form S-4, filed with the SEC on February 13, 2013 (the “Preliminary Proxy”).
New Jersey Litigation. On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned Charles Bryan v. Knight Capital, et al., Case No. HUD-C-001-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs.
On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned James Ward v. Knight Capital, et al., Case No. HUD-C-0003-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc.,

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On February 20, 2013, Knight moved to dismiss or, in the alternative, stay the New Jersey actions in deference to the first-filed Delaware actions. The New Jersey court granted the motion on March 28, 2013, and ordered that the New Jersey actions be stayed for all purposes in deference to the first-filed Delaware actions.
New York Litigation. On January 15, 2013, the Company, the Individual Defendants, GETCO Holding Company LLC, GA-GTCO, LLC and General Atlantic were named as defendants in an action entitled Joel Rosenfeld v. Thomas M. Joyce, et al., Case No. 6540147/2013, in the Supreme Court of the State of New York (New York County). The plaintiff, Joel Rosenfeld, is one of the shareholders mentioned above who previously sent the Company a derivative demand letter. Generally, this complaint asserts both derivative and class action claims. First, it purports to assert derivative claims, which allege, among other things, that the seven Knight directors who were serving as of August 1, 2012 breached their fiduciary duties and wasted corporate assets by failing to erect and oversee effective safeguards to prevent against technology issues, such as the one that occurred on August 1, 2012, for which Knight incurred a realized pre-tax loss of approximately $457.6 million. Second, it asserts putative class action claims resulting from the proposed Mergers for (1) breach of fiduciary duty against the Individual Defendants; and (2) aiding and abetting the purported breach of fiduciary duty against GETCO, GA-GTCO, LLC, and General Atlantic. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by approving the Mergers at an inadequate price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight, and that certain of Knight's directors have conflicts of interest in connection with the transaction, including that certain directors sought to enter into the transaction to avoid potential liability relating to the derivative claims asserted in the complaint. With respect to the merger claims, the plaintiff seeks, among other things, to enjoin the proposed Mergers, rescission of the proposed Mergers (to the extent they have already been consummated) and attorneys' fees. With respect to the derivative claims, the plaintiff seeks, among other things, an order requiring the Knight directors who were serving as of August 1, 2012 to pay restitution and/or compensatory damages in favor of Knight and/or the proposed class of Knight shareholders. On March 14, 2013, the plaintiff filed an amended complaint, which, in addition to the allegations in the initial complaint, contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Preliminary Proxy. On March 21, 2013, the plaintiff moved by order to show cause for expedited discovery in support of his claims. The New York court issued an order on March 25, 2013, setting a hearing on the plaintiff's motion for April 4, 2013. On March 28, 2013, the parties in the New York action reached an agreement with respect to the matters raised in the plaintiff's motion and other aspects of the action, and as a result, on March 29, 2013, the plaintiff withdrew his motion for expedited discovery. On April 9, 2013, the New York court granted permission for the plaintiff to withdraw his motion.
* * *
As previously disclosed in the Company's June 14, 2013 Form 8-K filing, on June 10, 2013, the defendants entered into a memorandum of understanding with the plaintiffs in the Delaware shareholder actions and New York shareholder action regarding the settlement of those actions. In connection with the settlement, Knight and GETCO agreed to make supplemental disclosures to the joint proxy statement/prospectus filed with the SEC on May 28, 2013 (the “Proxy Statement”). In addition, Knight and GETCO agreed to make certain revisions to Knight's risk committee charter, as well as to KCG Holdings, Inc.'s risk committee charter.
The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Knight's former stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. If

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the settlement is finally approved by the court, it will resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Knight's former stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Delaware Court of Chancery for an award of attorneys' fees and expenses to be paid by KCG Holdings, Inc. There can be no assurance that the parties will enter into a stipulation of settlement, or that the court will approve any proposed settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any of the defendants. The defendants continue to believe that the shareholder actions challenging the Mergers are without merit and vigorously deny the allegations that Knight's directors breached their fiduciary duties. Likewise, defendants do not believe that any disclosures regarding the Mergers are required under applicable laws other than that which have already been provided in the Proxy Statement. Nonetheless, the defendants entered into the memorandum of understanding to avoid the risk of the putative stockholder class action delaying or adversely affecting the Mergers, to minimize the substantial expense, burden, distraction and inconvenience of continued litigation and to fully and finally resolve the claims in the shareholder actions.
Regulatory
As previously discussed in the Company's public filings, on August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning the Company and KCA on August 29, 2012. The investigation is ongoing and the Company is continuing to cooperate with the regulators. The Company has had discussions with the SEC staff concerning a possible resolution of the investigation. The Company currently believes that any financial penalty in connection with a possible resolution of the SEC investigation would not have a material adverse effect on the consolidated long-term financial condition of the Company, although any financial penalty could be material to operating results for a particular period, depending, in part, upon operating results for that period.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination and reverse mortgage originator, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its business activities. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.
In the second quarter of 2012, the Company recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, the Company would recover a portion of its pre-tax trading losses. The Accommodation Program was approved by the SEC on March 22, 2013 which would allow Nasdaq to compensate market participants for certain claims related to system difficulties in connection with the Facebook IPO in an amount not to exceed $62.0 million. On April 2, 2013, the Company submitted an accommodation claim to Nasdaq totaling approximately $13.0 million comprising approximately $2.6 million which would be reimbursed to customers and approximately $10.4 million to be retained by the Company (related to customer trades which had previously been reimbursed to customers by the Company). Nasdaq acknowledged receipt of the April 2, 2013 claim but the Company has not received any indication from Nasdaq as to whether the Company will receive the full amount of the claim. As of June 30, 2013, the Company has not recorded a contingent gain.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Lease & Contract Obligations
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $3.6 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. Rental expense from continuing operations under the office leases was $7.3 million, and $6.8 million for the six months ended June 30, 2013 and 2012, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of June 30, 2013, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Six months ending December 31, 2013	$11,349	$1,179	$10,170
Year ending December 31, 2014	21,721	1,771	19,950
Year ending December 31, 2015	20,722	1,376	19,346
Year ending December 31, 2016	20,196	1,333	18,863
Year ending December 31, 2017	20,022	1,412	18,610
Thereafter through August 31, 2023	78,825	192	78,633
Total	$172,835	$7,263	$165,572
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At June 30, 2013, the Company had provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
The Company has floating rate HECMs which the borrowers have additional borrowing capacity of approximately $645.3 million and $478.1 million as of June 30, 2013 and December 31, 2012, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance generally available on a scheduled payments basis.
During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.
The following tables summarize the Company’s futures contract activity (in thousands):

Futures Contracts	Statements of Financial Condition Location	Fair Value of (liability)
		June 30, 2013	December 31, 2012
Notional Value	Not Applicable	$(205,761)	$(180,512)
Fair Value	Payable to brokers, dealers and clearing organizations	$(836)	$(1,923)

		Gain Recognized
		For the three months ended June 30,
Futures Contracts	Statements of Operations Location	2013	2012
Unrealized gain	Net trading revenue	$4,181	$16,266

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		Gain Recognized
		For the six months ended June 30,
Futures Contracts	Statements of Operations Location	2013	2012
Unrealized gain	Net trading revenue	$6,449	$11,426

19.    Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
As a market maker of equities and options, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity and option securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker-dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.
Upon the acquisition of the futures business of Penson in June 2012, the Company began providing execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at June 30, 2013 and December 31, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time.
In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of significant loss is minimal.
Financial instruments sold, not yet purchased, at fair value represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.
The Company currently has no loans outstanding to any former or current executive officer or director.
20.    Acquisition
Penson Futures
On June 1, 2012, the Company completed the acquisition of certain assets and assumption of certain liabilities of Penson Futures, the futures division of Penson for $5.0 million in cash and a potential earn-out based on future performance which is valued at $1.0 million as of June 30, 2013. Goodwill and intangible assets recognized was $5.9 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes.
Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

21.    Business Segments
In the first quarter of 2013, the Company changed its reporting segments from four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other to three operating segments: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other. This change was made to reflect the Company's client offerings, changes in senior management, the combination of the institutional equities sales teams and how the businesses are managed.
The Market Making segment principally consists of market making in global equities and listed domestic options. Market Making primarily includes client, and to a lesser extent, non-client electronic market making and cash trading activities in which the Company operates as a market maker in equity securities. Market Making also includes the Company’s option market making business which trades on substantially all domestic electronic exchanges.
The Global Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to the Market Making segment, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment, however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services also includes equity sales and trading (including ETFs) and reverse mortgage origination and securitization. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity offerings as well as private placements. Additionally, the Global Execution Services segment includes the FCM business, which comprises certain assets and liabilities that the Company acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides execution and clearing services on major U.S. and European futures and options exchanges for clients.
The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and other expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight’s other segments such as self-clearing services, including stock lending.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended June 30, 2013:
Revenues	$167,878	$133,741	$13,768	$315,387
Pre-tax earnings	49,460	714	(71,952)	(21,778)
Total assets	3,568,889	5,738,023	2,017,295	11,324,207
For the three months ended June 30, 2012:
Revenues	$113,490	$118,876	$19,728	$252,094
Pre-tax earnings	5,933	6,341	(4,665)	7,609
Total assets	1,779,364	4,033,626	2,924,453	8,737,443
For the six months ended June 30, 2013:
Revenues	$318,607	$255,261	$25,822	$599,690
Pre-tax earnings	86,010	11,989	(101,314)	(3,315)
Total assets	3,568,889	5,738,023	2,017,295	11,324,207
For the six months ended June 30, 2012:
Revenues	$265,655	$257,607	$29,764	$553,026
Pre-tax earnings	51,063	30,079	(22,543)	58,599
Total assets	1,779,364	4,033,626	2,924,453	8,737,443
Total Assets do not include Assets within discontinued operations and Assets of business held for sale of $108.8 million and $457.5 million, respectively, at June, 2013 and 2012, respectively.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

22.    Subsequent Events
Long-Term Debt
In connection with the Mergers, in July 2013 KCG entered into a series of debt agreement transactions. Described below are the details of these transactions and the impact of the transactions on the KCG's long-term debt, liquidity and capital resources.
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provides for a future incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum.
The First Lien Credit Facility matures on December 5, 2017. The First Lien Credit Facility requires an amortization payment of $235.0 million on July 1, 2014, followed by quarterly amortization payments of $7.5 million on each September 30, December 31, March 31 and June 30, with the balance due on maturity.
Optional prepayments of borrowings under the First Lien Credit Facility are permitted at any time, without premium or penalty, subject, however, to a 1% prepayment premium for optional prepayments of the First Lien Credit Facility made prior to July 1, 2014 with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the First Lien Credit Facility.
The First Lien Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of KCG's existing and future direct and indirect 100% owned domestic subsidiaries, including Knight, other than certain subsidiaries including regulated broker-dealers and other regulated subsidiaries that, in each case, are not permitted to provide such guarantees under applicable law.
The First Lien Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, capital expenditures and issuance of capital stock. It also contains financial maintenance covenants establishing a maximum consolidated first lien leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated tangible net worth.
Revolving Credit Agreement
As described in Footnote 12, Long-Term Debt, Knight had in place a revolving credit agreement that comprised of two classes of loans which were available to KCA and were used to meet the short-term liquidity needs of KCA arising in the ordinary course of clearing and settlement activity. The revolving credit agreement expired on June 26, 2013.
On July 1, 2013, OCTEG, LLC (“OCTEG”), a wholly-owned subsidiary of GETCO, and KCA, each of which are wholly-owned broker-dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “OCTEG-KCA Facility Agreement”) with a consortium of banks and financial institutions. The OCTEG-KCA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and two banks.
The OCTEG-KCA Facility Agreement comprises two classes of revolving loans in a total committed amount of $450.0 million, together with a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “OCTEG-KCA Revolving Facility”): Borrowing Base A and Borrowing Base B. The OCTEG-KCA Revolving Facility also provides for a future increase of the revolving credit facility of up to $300.0 million to a total of $750.0 million on certain terms and conditions.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Borrowings under the OCTEG-KCA Revolving Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum.
The borrowers will be charged a commitment fee at a rate of of 0.35% per annum on the average daily amount of the unused portion of the OCTEG-KCA Facility Agreement.
The loans under the OCTEG-KCA Facility Agreement will mature on June 6, 2015. The OCTEG-KCA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by OCTEG or KCA, any of their respective subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The OCTEG-KCA Revolving Facility includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for each of OCTEG and KCA, a maximum total asset to total regulatory capital ratio for each of OCTEG and KCA, a minimum excess net capital limit for each of OCTEG and KCA, a minimum liquidity ratio for KCA, and a minimum tangible net worth threshold for KCG.
OCTEG and KCA shall each be obligated only with respect to the principal and interest of their own borrowings, and not the interest and principal of the other borrower's borrowings.
In connection with the OCTEG-KCA Revolving Facility, KCG incurred issuance costs of $0.5 million, of which half was paid by the Company. The issuance costs will be recorded within Other assets on the KCG Consolidated Statements of Financial Condition and will be amortized over the term of the OCTEG-KCA Revolving Facility.
Senior Secured Notes Indenture
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.250% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended, the "Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
On July 1, 2013, KCG and the Guarantors under the First Lien Credit Facility entered into a Second Supplemental Indenture, whereby the Senior Secured Notes and the obligations under the related indenture will be fully and unconditionally guaranteed on a joint and several basis by the Guarantors and are secured by second-priority pledges and second-priority security interests in, and mortgages on, the collateral securing the First Lien Credit Facility, subject to certain exceptions.
The Senior Secured Notes mature on June 15, 2018 and bear interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes, (ii) issue exchange securities within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will accrue on the Senior Secured Notes.
Cash Convertible Senior Subordinated Notes
On July 1, 2013, KCG became a party to the Company' existing $375.0 million Convertible Notes. On July 1, 2013, Knight delivered a notice (the “Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

•
The completion of the Mergers on July 1, 2013 and the results of the election of the holders of Knight Common Stock to receive cash consideration for such Knight Common Stock constitutes a “Fundamental Change";

•
Each holder of the Convertible Notes has the right to deliver a “Fundamental Change Repurchase Notice” requiring Knight to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
Knight will deposit with the paying agent on August 5, 2013 an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent the Convertible Notes will cease to be outstanding.

On July 1, 2013, $375.0 million, which is the amount needed to repurchase the aggregate amount of Knight's Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility.
Holders of $249.2 million in principal amount of the Convertible Notes elected to have their Convertible Notes repurchased as of the August 2, 2013 deadline under the Convertible Notes Notice. The repurchase occurred on August 5, 2013 and included accrued and unpaid interest of $3.4 million. The repurchase was funded out of the collateral account described in the preceding paragraph.
Sale of reverse mortgage business
On July 29, 2013, KCG entered into an agreement to sell its reverse mortgage origination securitization business, Urban Financial Group, Inc. (“Urban”), to an investor group. The transaction is expected to be completed in the fourth quarter of 2013. Completion of the sale is subject to certain customary conditions, including receipt of required regulatory approvals by the GNMA, the U.S. Department of Housing and Urban Development, the Federal National Mortgage Association, and states and territories in which Urban operates and the absence of any law or order prohibiting the consummation of the sale of Urban.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Explanatory Note
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp, a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG”), with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Mergers, dated as of December 19, 2012 and amended and restated as of April 15, 2013. Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
Except as otherwise indicated, the information contained within this Form 10-Q relates only to the operations of Knight as of and for the period ended June 30, 2013. KCG is filing this Form 10-Q as the successor to Knight for SEC reporting purposes. All references herein to "the Company", "we", "our" or "Knight" relate solely to Knight Capital Group, Inc. and not KCG.
KCG will also file a Form 8-K on August 9, 2013, which will include GETCO's financial statements, notes and management discussion and analysis as of and for the period ended June 30, 2013.
In September 2013, KCG will file a Form 8-K which will include a pro forma combined statement of financial condition for KCG as of June 30, 2013 and pro forma combined statements of operations for the six months ended June 30, 2013 and for the year ended December 31, 2012. The pro forma combined financial statements for KCG will include the pro forma impact of purchase accounting adjustments resulting from the Mergers.
Beginning with the third quarter of 2013, the quarter in which the Mergers were completed and KCG began operations, KCG will report on a consolidated basis, including the operations of Knight and GETCO. As GETCO is the accounting acquirer under accounting principles generally accepted in the United States of America, all historical financial information will be of legacy GETCO.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with respect to the Mergers, the Form 8-K filed by KCG on July 1, 2013 with the SEC, Footnote 22 “Subsequent Events" included in Part 1, Item 1, "Financial Statements" of this Form 10-Q and the Form 8-K filed by KCG on August 9, 2013.
Introduction
The following discussion of our results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes for the year ended December 31, 2012 contained in the Form 8-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2013. This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K for the year ended December 31, 2012, filed on March 1, 2013 and the Form 8-K filed by KCG on August 9, 2013. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in the Form 8-K filed by KCG on August 9, 2013.
Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and “Risk Factors” in Part II and the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company's or KCG's industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the Mergers, including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions; (ii) the August 1, 2012 technology issue that resulted in the Company's broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company's capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the cost and risks associated with the sale of the Company's institutional fixed income sales and trading and reverse mortgage origination and securitization businesses; (iv) the Company's ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO; (v) changes in market structure, legislative, regulatory or financial reporting rules; (vi) past or future changes to the Company's organizational structure and management; and (vii) the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. The list above is not exhaustive. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein.
Readers should carefully review the risks and uncertainties disclosed in the Company's reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the Form 8-K filed by KCG on August 9, 2013, and in other reports or documents the Company or KCG files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
In addition to factors previously disclosed in the Company's reports filed with the SEC and those identified elsewhere in this document and the Form 8-K filed by KCG on August 9, 2013, the following factors related to the Mergers, among others, could cause actual results to differ materially from forward-looking statements or historical performance: difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and revenue opportunities; business disruption following the Mergers; the inability to sustain revenue and earnings growth; and customer and client actions.
Executive Overview
We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker dealers, institutions and corporations. We seek to continually apply our expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service.
On December 19, 2012, Knight, GETCO and an affiliate of GETCO entered into the Merger Agreement. The Mergers were approved by the respective shareholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO became wholly-owned subsidiaries of KCG.
Pursuant to the Merger Agreement, upon completion of the Knight Merger subject to proration and certain specified exceptions, each outstanding share of Knight Class A common stock, par value $0.01 per share ("Knight Common Stock") was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A Common Stock. Pursuant to the proration procedures provided in the Merger Agreement and taking into account the waiver by Jefferies LLC, Knight's largest shareholder before the Knight Merger, of its right to receive cash consideration with respect to certain of its shares, former Knight shareholders eligible for election received a cash payment of approximately $720.0 million.
As of June 30, 2012, prior to completion of the Knight Merger, there were 373.3 million shares of Knight Common Stock outstanding. After taking into account the election results, the effect of a 3:1 stock conversion, shares issued to former unitholders of GETCO and proration described above, 116.8 million shares (including RSUs) of KCG Class A Common Stock were outstanding as of July 1, 2013. In addition, as of July 1, 2013 warrants to purchase 24.3 million shares of KCG Class A Common Stock were outstanding.
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP"). Under the purchase method of accounting, the assets and liabilities of Knight will be recorded, as of completion of the Mergers, at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG following completion of the Mergers will reflect Knight's and GETCO's balances and will reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer under GAAP, all historical financial information will be of legacy GETCO.
Results of Operations
In the first quarter of 2013, the Company changed its reporting segments from Market Making, Institutional Sales and Trading, Electronic Execution Services and Corporate and Other to (i) Market Making, (ii) Global Execution Services and (iii) Corporate and Other. This change was made to reflect our client offerings, changes in our senior management, the combination of our institutional equities sales teams and how our businesses are managed. As of June 30, 2013, our operating segments comprised the following:

•
Market Making—Knight's Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter ("OTC") market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities, and several European exchanges. As a complement to electronic market making, Knight's cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange. The segment also provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which trades on substantially all domestic electronic exchanges.

•
Global Execution Services— Knight's Global Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to the Market Making segment, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment, however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services also includes equity sales and trading (including exchange traded funds ("ETFs")) and reverse mortgage origination and securitization. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity offerings as well as private placements. Additionally, the Global Execution Services segment includes the futures commission merchant ("FCM") business, which comprises certain assets and liabilities that we acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides futures execution and clearing services on major U.S. and European futures and options exchanges for clients.

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns.  To the extent management and our Board of Directors determine a business may return a higher value to shareholders through a divestiture, or is no longer core to our strategy, management may pursue a sale process.  On July 29, 2013 we entered into an agreement to sell our reverse mortgage origination and securitization business. While the close process is ongoing, there is no assurance that any transaction will ultimately be consummated. The consummation of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals and applicable consents. See Subsequent Events for additional information.

•
Corporate and Other— Knight's Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight's other segments such as self-clearing services, including stock lending activities.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012 (1)	2013	2012 (1)
Market Making
Revenues	$167,878	$113,490	$318,607	$265,655
Expenses	118,418	107,557	232,597	214,592
Pre-tax earnings	49,460	5,933	86,010	51,063
Global Execution Services
Revenues	133,741	118,876	255,261	257,607
Expenses	133,027	112,535	243,272	227,528
Pre-tax earnings	714	6,341	11,989	30,079
Corporate and Other
Revenues	13,768	19,728	25,822	29,764
Expenses	85,720	24,393	127,136	52,307
Pre-tax loss	(71,952)	(4,665)	(101,314)	(22,543)
Consolidated
Revenues	315,387	252,094	599,690	553,026
Expenses	337,165	244,485	603,005	494,427
Pre-tax (loss) earnings	$(21,778)	$7,609	$(3,315)	$58,599
Totals may not add due to rounding.

(1)	Prior period amounts have been recast to conform with current period segment presentation.
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of professional fees related to the Mergers with GETCO on July 1, 2013 and fees related to the August 1, 2012 technology issue. In conjunction with the Mergers, there were certain change in control provisions to our stock plan that required full vesting and thus the acceleration of expenses related to our stock-based awards. The adjustments also include the results of our annual review of goodwill in which we determined that the fair value related to our reverse mortgage business was below its book value so a writedown of goodwill was recorded. The Company also recorded a reserve for legal proceedings and compensation expenses related to a reduction in workforce that occurred along with some management changes. Adjustments related to the first half of 2012 include losses related to the Facebook IPO and a one time gain from one of our strategic investments accounted for under the equity method of accounting.
We believe the presentation of results excluding these adjustments provides meaningful information to shareholders and investors as they provide comparability for our results of operations for the three and six months ended June 30, 2013 with the results for the three and six months ended June 30, 2012.

The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the three and six months ended June 30, 2013 and 2012 (in thousands):

Three months ended June 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$49,460	$714	$(71,952)	$(21,778)
Accelerated stock-based compensation expense due to Mergers	—	—	22,497	22,497
Professional and other fees related to Mergers and August 1st technology issue	—	—	22,171	22,171
Writedown of goodwill related to reverse mortgage business	—	17,787	—	17,787
Reserve for legal proceedings	—	—	10,000	10,000
Compensation and other expenses related to reduction in workforce	—	3,302	777	4,079
Non-GAAP Income (loss) from continuing operations before income taxes	$49,460	$21,803	$(16,507)	$54,756
Totals may not add due to rounding

Three months ended June 30, 2012	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$5,933	$6,341	$(4,665)	$7,609
Facebook IPO trading losses	25,975	9,463	—	35,438
Investment gain	—	—	(9,992)	(9,992)
Non-GAAP Income (loss) from continuing operations before income taxes	$31,908	$15,804	$(14,657)	$33,055
Totals may not add due to rounding

Six months ended June 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$86,010	$11,989	$(101,314)	$(3,315)
Accelerated stock-based compensation expense due to Mergers	—	—	22,497	22,497
Professional and other fees related to Mergers and August 1st technology issue	—	—	31,423	31,423
Writedown of goodwill related to reverse mortgage business	—	17,787	—	17,787
Reserve for legal proceedings	—	—	10,000	10,000
Compensation and other expenses related to reduction in workforce	230	7,712	5,053	12,995
Non-GAAP Income (loss) from continuing operations before income taxes	$86,240	$37,488	$(32,341)	$91,387
Totals may not add due to rounding

Six months ended June 30, 2012	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$51,063	$30,079	$(22,543)	$58,599
Facebook IPO trading losses	25,975	9,463	—	35,438
Investment gain	—	—	(9,992)	(9,992)
Non-GAAP Income (loss) from continuing operations before income taxes	$77,038	$39,542	$(32,535)	$84,045
Totals may not add due to rounding

Consolidated revenues for the three months ended June 30, 2013 increased $63.3 million, or 25.1%, from the same period a year ago, while consolidated expenses increased $92.7 million. Consolidated pre-tax loss from continuing operations for the three months ended June 30, 2013 was $21.8 million as compared to consolidated pre-tax earnings of $7.6 million for the same period a year ago.
Excluding the items in the reconciliation schedule above, consolidated pre-tax earnings from continuing operations increased 65.7% from $33.1 million in the second quarter of 2012 to $54.8 million in the second quarter of 2013.
Consolidated revenues for the six months ended June 30, 2013 increased $46.7 million, or 8.4%, from the same period a year ago, while consolidated expenses increased $108.6 million. Consolidated pre-tax loss from continuing operations for the six months ended June 30, 2013 was $3.3 million as compared to consolidated pre-tax earnings of $58.6 million for the same period a year ago.
Excluding the items in the reconciliation schedule above, consolidated pre-tax earnings from continuing operations increased 8.7% from $84.0 million in the first half of 2012 to $91.4 million in the first half of 2013.
Consolidated revenues for the three and six months ended June 30, 2012 include an aggregate $35.4 million trading loss related to the Facebook IPO, which impacted both our Market Making and Global Execution Services segments as well as a $10.0 million gain from one of our strategic investments accounted for under the equity method of accounting. Consolidated pre-tax earnings for the three and six months ended June 30, 2013 include $76.5 million and $94.7 million of merger related expenses for compensation and professional fees as well as a goodwill writedown and a legal reserve for legal proceedings. Detailed breakdown of these expenses can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings table above.
The changes in our Pre-tax (loss) earnings from continuing operations by segment from the three and six months ended June 30, 2012 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended June 30, 2013 was $49.5 million, compared to adjusted pre-tax earnings of $31.9 million for the comparable period in 2012.Our adjusted pre-tax earnings from Market Making for the six months ended June 30, 2013 was $86.2 million, compared to adjusted pre-tax earnings of $77.0 million for the comparable period in 2012.The quarter over quarter and year over year increase in operating results was due to an increase in the average revenue capture per U.S. equity dollar value traded and higher volumes.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended June 30, 2013 was $21.8 million, compared to adjusted pre-tax earnings of $15.8 million from the comparable period in 2012. Our adjusted pre-tax earnings from Global Execution Services for the six months ended June 30, 2013 was $37.5 million, compared to adjusted pre-tax earnings of $39.5 million from the comparable period in 2012. The quarter over quarter increase in operating results was primarily due to improved results from our institutional sales business, our reverse mortgage business and higher volumes from KCG Hotspot and KCG Bondpoint. The year over year decrease in operating results was primarily due to lower volumes in Knight Direct offset, in part, by increased earnings from our reverse mortgage business.

•
Corporate and Other—Our adjusted pre-tax earnings from our Corporate and Other segment of a loss of $16.5 million for the three months ended June 30, 2013 increased by $1.9 million from the comparable period in 2012 and our adjusted pre-tax earnings for the six months ended June 30, 2013 decreased $0.2 million from the comparable period in 2012. Our adjusted pre-tax earnings for the three and six months ended June 30, 2013 includes $7.5 million in compensatory charges related to changes in senior management.

Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker-dealer clients; the performance, size and volatility of our client market making portfolios; the performance, size and volatility of our non-client principal trading activities; HECMs origination and HMBS securitization volumes and spreads; the overall size of our balance sheet and capital usage; further impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that occurred on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the Mergers and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in market share, growth and profitability in our three operating segments. If demand for our services declines or our performance deteriorates significantly due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue to achieve the level of revenues that we have experienced in the past or that we will be able to improve our operating results.
Trends
Global Economic Trends
Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.
During the quarter ended June 30, 2013, trade volume and volatility levels across equity markets increased as compared to the previous quarter. Secondary trading volumes in the equity markets were up from prior years. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
Trends Affecting Our Company
We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•
Clients continue to focus on statistics measuring the quality of equity executions (including speed of execution and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers continue to increase the level of sophistication and automation within their operations and the extent of price improvement. The continued focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the revenue capture and margin metrics of the Company and other market making firms.

•
Market Making and Global Execution Services transaction volumes executed by clients have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors. Market Making and Global Execution Services transaction volumes may not be sustainable and are not predictable.

•
Over the past several years exchanges have become far more competitive, and market participants have created alternative trading systems (“ATS”), Electronic Communication Networks ("ECNs") and other execution venues which compete within the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

•
Market structure changes, competition, market conditions and a steady increase in electronic trading have resulted in a reduction in institutional commission rates and volumes which may continue in the future. Additionally, many institutional clients allocate commissions to broker-dealers based not only on the quality of executions, but also in exchange for research, or participation in soft dollar and commission recapture programs.

•
There continues to be growth in electronic trading, including direct market access platforms, algorithmic and program trading, high frequency trading ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may further reduce demand for traditional institutional voice services.

•
Market structure changes, competition and technology advancements have also led to a dramatic increase in electronic message traffic. These increases in message traffic place heavy strains on the technology resources, bandwidth and capacities of market participants.

•
There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, transaction taxes, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, and market volatility rules (including, Regulation Systems Compliance and Integrity -- or, Regulation SCI).

•
We expect increases, possibly substantial, in Section 31 fees and fees imposed by other regulators. In addition, the Depository Trust & Clearing Corporation (DTCC) and NSCC are considering proposals which could require substantial increases in clearing margin, liquidity and collateral requirements.

•
The Dodd-Frank Act affects nearly all financial institutions that operate in the U.S. While the weight of the Dodd-Frank Act falls more heavily on large, complex financial institutions, smaller institutions will continue to face a more complicated and expensive regulatory framework.

•
Reverse mortgages can be a cost-effective way to help seniors (age 62 and older) meet their financial needs in retirement, by enabling them to tap the equity in their home. Reverse mortgages have been popular with seniors who have equity in their homes and want to supplement their income and enhance their liquidity. This popularity may continue as the Baby Boomer generation enters retirement age. However, there is no guarantee that current volumes or the referenced popularity will continue.

•
Over the last few years, some of the largest reverse mortgage originators exited the reverse mortgage business. Declining home values, the inability to assess borrowers’ financial health and the focus on other business lines were cited as factors contributing to their respective decisions.

•
U.S. Department of Housing and Urban Development ("HUD") has stated that foreclosure is and must remain a method of last resort for the resolution of unpaid property charges. It has also been reported that HUD is developing procedures that would allow lenders to assess a prospective borrower’s income and expenses, and possibly require homeowners to set aside money to pay for taxes and homeowners insurance. However, no formal guidelines have yet been published.

Income Statement Items
The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues
Our revenues consist principally of Commissions and fees and Net trading revenue from all of our business segments.
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, commissions on futures transactions, as well as the mark-to-market of securitized and unsecuritized HECM loan inventory, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and foreign exchange transaction volumes with institutional clients, changes in commission rates, level of volume based fees from providing liquidity to other trading venues, loan origination and securitization volume and spreads and the level of our soft dollar and commission recapture activity.
Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our market making models, performance of our non-client trading models, volatility in the marketplace, our mix of broker-dealer and institutional clients, regulatory changes and evolving industry customs and practices.
Interest, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing, carry interest on loans and bonds held, and interest income net of interest expense on securitized and unsecuritized HECM loan inventory. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers including those held for customers, the level of our securities borrowing activity, our level of securities positions in which we are long compared to our securities positions in which we are short, the extent of our collateralized financing arrangements and the level of securitized and unsecuritized HECM loan inventory.
Investment income and other, net primarily represents returns on our strategic and deferred compensation investments. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.
Expenses
Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees, profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our profitability, employee benefits, and changes in value of certain deferred compensation liabilities. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.
Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities, options and fixed income transactions; transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies; execution fees paid to third parties, primarily for executing trades on the NYSE, other exchanges and ECNs; and loan processing fees. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies and reverse mortgage loan origination volume.
Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow also include fees paid to third party brokers with respect to reverse mortgage wholesale loan production. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, reverse mortgage loan production and channel mix, our profitability and the mix of market orders, limit orders, and customer mix.
Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services and systems maintenance.

Interest expense consists primarily of costs associated with our long-term debt and for collateralized financing arrangements such as securities lending and sale of financial instruments under our agreements to repurchase.
Professional fees consist primarily of legal, accounting, consulting, and other professional fees.
Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. We depreciate our fixed assets and amortize our purchased software, capitalized software development costs and acquired intangible assets on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.
Occupancy and equipment rentals consist primarily of rent and utilities related to leased premises and office equipment.
Business development consists primarily of costs related to sales and marketing, advertising, conferences and relationship management.
Other expenses include regulatory fees, reserve for legal proceedings, corporate insurance, employment fees, partial month interest reserves associated with our GNMA issuances, and general office expense.
Three Months Ended June 30, 2013 and 2012
Revenues
Market Making

	For the three months ended June 30,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$19,750	$23,024	$(3,274)	-14.2%
Net trading revenue (thousands)	151,360	91,925	59,435	64.7%
Interest, net and other (thousands)	(3,231)	(1,459)	(1,772)	N/M
Total Revenues from Market Making (thousands)	$167,878	$113,490	54,388	47.9%
U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)	23.3	20.9	2.4	11.5%
Average daily trades (thousands)	3,178.5	3,290.4	(111.9)	-3.4%
Nasdaq and Listed shares traded (billions)	45.7	45.7	—	—%
FINRA OTC Bulletin Board and Other shares traded (billions)	173.7	166.9	6.8	4.1%
Average revenue capture per U.S. equity dollar value traded (bps)	1.06	0.77	0.29	37.7%
Average revenue capture per U.S. equity dollar value traded, excluding impact of the Facebook IPO (bps) *	1.06	0.97	0.09	9.3%
* Statistic excludes $26.0 million in trading losses related to the Facebook IPO for the 2012 period only.
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Net trading revenues and Commissions and fees from our domestic businesses, increased to $167.9 million for the three months ended June 30, 2013, from $113.5 million for the comparable period in 2012. Excluding the effects of the Facebook IPO, revenues for the comparable period in 2012 were $139.5 million. Revenues for the three months ended June 30, 2013 were positively impacted by higher revenue capture per U.S. equity dollar value traded and higher volumes offset, in part, by lower market volatility.
Average revenue capture per U.S. equity dollar value traded was 1.06 basis points (“bps”) for the second quarter of 2013, up 37.7% from 0.77 bps from the second quarter of 2012 and up 9.3% from 0.97 bps in the second quarter of 2012 excluding the impact of the Facebook IPO. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $157.8 million and $127.3 million for the three months ended June 30, 2013 and 2012, respectively, when excluding the impact of the Facebook IPO.

Global Execution Services

	For the three months ended June 30,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$106,350	$116,814	$(10,464)	-9.0%
Net trading revenue (thousands)	25,186	4,393	20,793	473.3%
Other revenues (thousands)	2,205	(2,332)	4,537	N/M
Total Revenues from Global Execution Services (thousands)	$133,741	$118,876	14,865	12.5%
Average daily Knight Direct equity shares (millions)	184.9	188.0	(3.1)	-1.6%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)	33.3	28.1	5.2	18.5
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and Net trading revenues from agency execution activity, increased 12.5% to $133.7 million for the three months ended June 30, 2013, from $118.9 million for the comparable period in 2012. Excluding the effects of the Facebook IPO, revenues for the three months ended June 30, 2013 increased 4.2% from $128.3 million for the comparable period in 2012. Revenues were positively impacted by increased revenues from our reverse mortgage business and the addition of our futures business, which was acquired in June 2012.
Corporate and Other

	For the three months ended June 30,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$13,768	$19,728	$(5,960)	(30.2)%
Total revenues from the Corporate and Other segment, which primarily represent interest income from our stock borrow activity, gains or losses on strategic investments and deferred compensation investments related to certain employees and directors decreased to $13.8 million for the three months ended June 30, 2013, from $19.7 million for the comparable period in 2012. Revenues for the three months ended June 30, 2012 included a $10.0 million gain from a strategic investment that we account for under the equity method of accounting. Excluding this gain, revenues for the three months ended June 30, 2013 increased by $4.1 million from the comparable period in 2012. The primary driver for the increase in revenues was a $4.3 million Business Employment Incentive Program ("BEIP") grant received in the second quarter of 2013.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees. Employee compensation and benefits expense increased to $136.0 million for the three months ended June 30, 2013 from $101.0 million for the comparable period in 2012. The increase on a dollar basis was primarily due to an overall increase in revenues and profitability and change in the mix of our revenues across businesses in addition to higher costs associated with a reduction in our workforce and the acceleration of stock-based awards offset, in part, by a reduction in the number of employees. As a percentage of total revenues, Employee compensation and benefits increased to 43.1% for the three months ended June 30, 2013, from 40.1% for the comparable period in 2012. Excluding the compensation expenses related to reductions in our workforce of $4.1 million and $22.5 million in accelerated stock-based compensation expense related to the Mergers, Employee compensation and benefits was $109.4 million or 34.7% of revenues for the three months ended June 30, 2013. The decrease on a percentage basis was due to greater revenues in the second quarter of 2013.
The number of full time employees decreased to 1,211 at June 30, 2013 as compared to 1,341 at June 30, 2012. Both periods exclude employees affected by the sale of our institutional fixed income sales and trading business. The decrease is primarily due to the reduction in workforce announced in the first quarter of 2013.
Execution and clearance fees decreased 1.5% to $51.5 million for the three months ended June 30, 2013, from $52.3 million for the comparable period in 2012, primarily due to a decrease in equity trade volumes offset, in part, by higher loan processing fees. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition. Payments for order flow increased 46.4% to $29.5 million for the three months ended June 30, 2013, from $20.2 million for the comparable period in 2012. The increase is primarily due to additional costs as we regain market share, and adjustments to payment rates as well as an increase in fees paid to third party brokers on increased wholesale reverse mortgage loan production. As a percentage of total revenue, Payments for order flow increased to 9.4% of revenues for the three months ended June 30, 2013, from 8.0% for the comparable period in 2012.
Professional fees increased to $22.5 million for the three months ended June 30, 2013, from $4.3 million for the comparable period in 2012 due to legal costs related to our August 1, 2012 trading loss and legal, consulting and investment banking fees related to the Mergers. Excluding the $18.5 million in professional fees related to the Mergers and August 1, 2012 trading loss, Professional fees were $4.0 million for the three months ended June 30, 2013.
Writedown of assets of $17.8 million for the three months ended June 30, 2013 relate to the impairment of goodwill for our reverse mortgage business. There were no writedown of assets for the three months ended June 30, 2012.
All other expenses increased by 19.7%, or $13.2 million, to $79.9 million for the three months ended June 30, 2013 from $66.8 million for the comparable period in 2012. Included in these expenses are $3.7 million in other merger related fees and a $10.0 million reserve for legal proceedings. Excluding these items, all other expenses for the three months ended June 30, 2013 decreased slightly by 0.8% as compared to the same period in 2012. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of the addition of our futures business. Interest expense decreased slightly primarily due to decrease in our securities lending activity. Occupancy and equipment rentals expense remained relatively flat. Business development expense decreased due to fewer client-related events and lower advertising costs. Other expenses increased due to a $10.0 million reserve for legal proceedings as well as additional expenses associated with our reverse mortgage business.
Our effective tax rate for the three months ended June 30, 2013 from continuing operations of (8.5)% differed from the federal statutory rate of 35% primarily due to nondeductible charges including certain professional fees related to the Mergers, a reserve for legal proceedings, and meals and entertainment. Our effective tax rate for the three months ended June 30, 2012 from continuing operations of 37.5% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.
Six Months Ended June 30, 2013 and 2012
Revenues
Market Making

	For the six months ended June 30,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$37,451	$45,390	$(7,939)	-17.5%
Net trading revenue (thousands)	287,677	219,016	68,661	31.3%
Interest, net and other (thousands)	(6,521)	1,249	(7,770)	N/M
Total Revenues from Market Making (thousands)	$318,607	$265,655	52,952	19.9%
U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)	22.7	21.4	1.3	6.1%
Average daily trades (thousands)	3,079.2	3,312.3	(233.1)	-7.0%
Nasdaq and Listed shares traded (billions)	88.7	93.0	(4.3)	-4.6%
FINRA OTC Bulletin Board and Other shares traded (billions)	356.8	338.1	18.7	5.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.03	0.88	0.15	17.0%
Average revenue capture per U.S. equity dollar value traded, excluding impact of Facebook IPO (bps) *	1.03	0.98	0.05	5.1%
* Statistic excludes $26.0 million in trading losses related to the Facebook IPO for the 2012 period only.
Totals may not add due to rounding.
N/M - Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenues and Commissions and fees from our domestic businesses, increased to $318.6 million for the six months ended June 30, 2013, from $265.7 million for the comparable period in 2012. Excluding the effects of the Facebook IPO, revenues for the comparable period in 2012 were $291.6 million. Revenues for the six months ended June 30, 2013 were positively impacted by higher revenue capture per U.S. equity dollar value traded, higher revenues from our cash trading business as well as higher FINRA OTC Bulletin Board and other shares traded offset, in part, by lower Nasdaq and listed shares traded and lower market volatility.
Average revenue capture per U.S. equity dollar value traded was 1.03 basis points (“bps”) for the first half of 2013, up 17.0% from 0.88 bps from the first half of 2012 and up 5.1% from 0.98 bps when excluding the impact of the Facebook IPO for the first half of 2012. Domestic U.S. Equity Market Making Revenues were $291.0 million and $261.8 million for the six months ended June 30, 2013 and 2012, respectively.
Global Execution Services

	For the six months ended June 30,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$213,026	$234,178	$(21,152)	-9.0%
Net trading revenue (thousands)	37,777	30,458	7,319	24.0%
Other revenues (thousands)	4,458	(7,029)	11,487	N/M
Total Revenues from Global Execution Services (thousands)	$255,261	$257,607	(2,346)	-0.9%
Average daily Knight Direct equity shares (millions)	184.7	185.4	(0.7)	-0.4%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)	30.6	28.0	2.6	9.3
Totals may not add due to rounding.
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and Net trading revenues from agency execution activity, decreased 0.9% to $255.3 million for the six months ended June 30, 2013, from $257.6 million for the comparable period in 2012. Excluding the effects of the Facebook IPO, revenues for the six months ended June 30, 2013 decreased 4.4% from $267.1 million for the comparable period in 2012. Revenues were negatively impacted by a decline in client volumes from our listed derivatives and institutional equities businesses offset, in part, by increased revenues from our reverse mortgage business and the addition of our futures business, which was acquired in June 2012.
Corporate and Other

	For the six months ended June 30,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$25,822	$29,764	$(3,942)	(13.2)%
Total revenues from the Corporate and Other segment, which primarily represent interest income from our stock borrow activity, gains or losses on strategic investments and deferred compensation investments related to certain employees and directors increased to $25.8 million for the six months ended June 30, 2013, from $29.8 million for the comparable period in 2012. Revenues for the six months ended June 30, 2012 included a $10.0 million gain from a strategic investment that we account for under the equity method of accounting. Excluding this gain, revenues for the six months ended June 30, 2013 increased by $6.1 million from the comparable period in 2012. The primary driver for the increase in revenues was a $4.3 million BEIP grant received in the second quarter of 2013.
Expenses
Employee compensation and benefits expense increased to $243.1 million for the six months ended June 30, 2013 from $212.4 million for the comparable period in 2012. The increase on a dollar basis was primarily due to an overall increase in revenues and profitability and change in the mix of our revenues across businesses in addition to higher costs associated with a reduction in our workforce offset, in part, by a reduction in the number of employees. As a percentage of total revenues, Employee compensation and benefits increased to 40.5% for the six months ended June 30, 2013, from 38.4% for the comparable period in 2012. Excluding the compensation expenses related to reductions in our workforce of $13.0 million and $22.5 million in accelerated stock-based compensation expense related to the Mergers, Employee compensation and benefits was $207.6 million or 34.6% of revenues for the six months ended June 30, 2013. The decrease on a percentage basis was due to greater revenues in the six months ended June 30, 2013.
Execution and clearance fees decreased 2.5% to $101.9 million for the six months ended June 30, 2013, from $104.5 million for the comparable period in 2012. Execution and clearance fees decreased on a dollar basis due to decrease in equity volumes. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition. Payments for order flow increased 54.4% to $64.6 million for the six months ended June 30, 2013, from $41.8 million for the comparable period in 2012. The increase is primarily due to additional costs as we regain market share, and adjustments to payment rates as well as an increase in fees paid to third party brokers on increased wholesale reverse mortgage loan production. As a percentage of total revenue, Payments for order flow increased to 10.8% for the six months ended June 30, 2013, from 7.6% for the comparable period in 2012.
Professional fees increased to $35.4 million for the six months ended June 30, 2013, from $9.2 million for the comparable period in 2012 due to legal costs related to our August 1, 2012 trading loss and the legal, consulting and investment banking fees related to the Mergers. Excluding the $27.7 million of professional fees related to the Mergers and August 1, 2012 trading loss, Professional fees decreased to $7.7 million for the six months ended June 30, 2013.
Writedown of assets of $17.8 million for the six months ended June 30, 2013 relate to the impairment of goodwill for our reverse mortgage business. There were no writedown of assets for the six months ended June 30, 2012.
All other expenses increased by 10.9%, or $13.8 million, to $140.2 million for the six months ended June 30, 2013 from $126.5 million for the comparable period in 2012. Included in these expenses is $3.7 million in other merger related fees and a $10.0 million reserve for legal proceedings. Excluding these items, all other expenses for the six months ended June 30, 2013 remained relatively flat as compared to the same period in 2012. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of the addition of our futures business. Interest expense decreased slightly primarily due to decrease in our securities lending activity. Occupancy and equipment rentals expense remained relatively flat. Business development expense decreased due to fewer client-related events and lower advertising costs. Other expenses increased due to a $10.0 million reserve for legal proceedings as well as additional expenses associated with our reverse mortgage business.
Our effective tax rate for the six months ended June 30, 2013 from continuing operations of (240.7)% differed from the federal statutory rate of 35% primarily due to nondeductible charges including certain professional fees related to the Mergers, a reserve for legal proceedings, and meals and entertainment. Our effective tax rate for the six months ended June 30, 2012 from continuing operations of 38.7% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2013 and December 31, 2012, we had total assets of $11.43 billion and $9.78 billion, respectively, a portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$522,318	$413,926
Financial instruments owned, at fair value:
Equities	1,609,957	1,463,916
U.S. government and Non-U.S. government obligations	24,006	34,339
Corporate debt	114,724	76,818
Listed equity options	188,166	202,091
Collateralized agreements:
Securities borrowed	1,158,981	1,008,720
Receivables from brokers, dealers and clearing organizations	1,366,974	868,805
Assets of business held for sale	—	310,868
Assets within discontinued operations	93,443	—
Total cash and assets readily convertible to cash	$5,078,569	$4,379,483
* Totals may not add due to rounding.
Substantially all of the amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions as we saw following our August 1, 2012 trading loss.
Financial instruments owned principally consist of equities and listed equity options that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board as well as securitized HECM loan inventories.
Securities borrowed represent the value of cash or other collateral deposited with securities lenders to facilitate our trade settlement process.
Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date.
Assets of business held for sale represents assets of the institutional fixed income sales and trading business.
Assets within discontinued operations represent residual assets of the institutional fixed income sales and trading business which was sold on June 28, 2013.
As of both June 30, 2013 and December 31, 2012, $1.08 billion of equities have been pledged as collateral to third-parties under financing arrangements.
Other assets primarily represent deposits, net deferred tax assets and other miscellaneous receivables.
Total assets increased $1.65 billion, or 16.9%, from $9.78 billion at December 31, 2012 to $11.43 billion at June 30, 2013. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $1.37 billion, or 22.8%, from $6.02 billion at December 31, 2012, to $7.40 billion at June 30, 2013, primarily due to the $1.27 billion increase in securitized HECM loan inventory, which represents HECM loans that have been securitized into GNMA securities which have been sold to third parties but where the securitization is not accounted for as a sale under current accounting guidance. The remaining increase primarily relates to increases in our equities inventory related to our customer market making business. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Securities borrowed increased by $150.3 million, from $1.01 billion at December 31, 2012 to $1.16 billion at June 30, 2013. This increase is related to the increases in our short trading inventory in addition to the increase in our balance at clearing brokers included within Receivable from brokers, dealers and clearing organizations that also assist in funding our inventory. Receivable from brokers, dealers and clearing organizations increased by $498.2 million, from $868.8 million at December 31, 2012 to $1.37 billion at June 30, 2013, due to increased deposits at third party clearing organizations including customer balances related to our futures business as well as timing relating to trade date versus settlement date differences. The increase in total assets was offset, in part, by a decrease in Assets of business held for sale and discontinued operations which decreased $340.7 from $449.5 million within Assets of business held for sale at

December 31, 2012 to $108.8 million within Assets within discontinued operations at June 30, 2013, primarily due to a decrease in fixed income securities positions related to sale of our fixed income business.
Total liabilities increased $1.66 billion, or 20.0%, from $8.30 billion at December 31, 2012 to $9.95 billion at June 30, 2013. The majority of the increase in liabilities relates to increases in Collateralized financings and Payable to customers. Collateralized financings increased by $1.54 billion, or 30.8%, from $5.01 billion at December 31, 2012, to $6.55 billion at June 30, 2013 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of HECM loans into GNMA securities, where such securitization is not accounted for as a sale. Financial instruments sold, not yet purchased increased by $67.5 million, or 4.7%, from $1.45 billion at December 31, 2012, to $1.51 billion at June 30, 2013, primarily due to an increase in the size of the equity inventory utilized in our customer equity market making activities. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. The increase in Financial instruments sold, not yet purchased is consistent with the increase in our long securities position within our market making business. Payable to customers increased by $139.2 million, from $388.7 million at December 31, 2012 to $527.9 million at June 30, 2013, primarily due to the expansion of our futures business. Liabilities of business held for sale and discontinued operations decreased by $273.1 million, from $357.7 million within Liabilities of business held for sale at December 31, 2012 to 84.5 million within Liabilities within discontinued operations at June 30, 2013, primarily due to the sale of our institutional fixed income sales and trading business.
Stockholders’ equity, increased by $229.0 million, from $1.25 billion at December 31, 2012 to $1.48 billion at June 30, 2013. The increase in stockholders’ equity from December 31, 2012 was primarily a result of the conversion of our remaining convertible preferred stock into Knight Common Stock during the first quarter of 2013 offset, in part, by year to date net losses.
Liquidity and Capital Resources
Historically we have financed our business primarily through cash generated by operations and our long-term debt and other borrowings. On August 6, 2012 we raised $400.0 million in equity financing through the issuance of Series A convertible preferred stock to certain investors (the “August 2012 Recapitalization”). We incurred approximately $40.5 million of fees and costs related to the offering, resulting in net proceeds of $359.5 million.
Effective February 28, 2013, all shares of our Series A convertible preferred stock (“Series A Preferred Stock”) were mandatorily converted into shares of Knight Common Stock as a result of Knight Common Stock having traded above 200% of the $1.50 per share conversion price for 60 consecutive trading days.
At June 30, 2013, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.16 billion.
We have acquired several businesses over the last few years. In July 2010, we acquired Urban Financial Group, Inc. (“Urban”) for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight Common Stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. Urban achieved its first and second year performance targets as of July 31, 2011 and 2012, respectively. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock in each of those years. In June 2012, we acquired certain assets and assumed certain liabilities of Penson Futures, the futures division of Penson Financial Services, Inc. for $5.0 million in cash and a potential earn-out based on future performance with an estimated fair value of $1.0 million.
Net income from continuing operations was a loss of $23.6 million for the three months ended June 30, 2013 and income of $4.8 million for the three months ended June 30, 2012 . Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $35.7 million and $11.5 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense was $10.1 million and $11.6 million for the three months ended June 30, 2013 and 2012, respectively. We had non-cash charges of $17.8 million for the writedown of goodwill related to our reverse mortgage business for the three months ended June 30, 2013. There were no non-cash writedowns for the three months ended June 30, 2012.
Capital expenditures related to our continuing operations were $5.8 million and $6.0 million during the three months ended June 30, 2013 and 2012, respectively. Purchases of investments were $0.3 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively. Dividends and distributions received from investments were $0.4 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively. There were no payments relating to acquisitions of businesses, trading rights and other items during the three months ended June 30, 2013 and 2012.
In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Convertible Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended June 30, 2013 and 2012, we recognized interest expense related to the Notes of $7.3 million and $6.9 million, respectively.
In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks, and on May 7, 2013, we repaid all amounts outstanding under, and terminated, the Term Credit Agreement. There were no penalties for early termination.
In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P., as borrowers, with a consortium of banks. Borrowings under the Revolving Credit Agreement bore interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.00% per annum. Interest was payable quarterly. In June 2012, we renewed our Revolving Credit Agreement with substantially the same consortium of banks on substantially the same terms and conditions. As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA became the sole borrower under the Revolving Credit Agreement. In August 2012, we drew down the full $200.0 million available under our Revolving Credit Agreement and repaid in full by the next business day. The Revolving Credit Agreement expired by its terms on June 26, 2013. As of June 30, 2013 and December 31, 2012 there were no outstanding borrowings under the Revolving Credit Agreement. We were charged an annual commitment fee at a rate of 0.25% per annum on the average daily amount of the unused portion of the Revolving Credit Agreement. For each of the three months ended June 30, 2013 and 2012, we recorded $0.1 million in commitment fees.
In December 2012, Knight entered into amendments to the Term Credit Agreement and Revolving Credit Agreement. These amendments were made to clarify treatment of losses related to securities transactions and amend certain other provisions described therein.
In August 2012, we raised $400.0 million in equity financing through the August 2012 Recapitalization. Under the terms of the August 2012 Recapitalization, we sold 400,000 shares of Series A Preferred Stock. We incurred approximately $40.5 million of fees and costs related to the issuance resulting in net proceeds of $359.5 million. Dividends on the Series A Preferred Stock accrued daily and were payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, commencing on October 15, 2012, in cash at a rate per annum equal to 2% of the liquidation preference of $1,000 per share. During 2012, we declared two quarterly dividends with respect to the Series A Preferred Stock. The first dividend which was paid on October 15, 2012 totaled $1.1 million based upon 274,215 Series A Preferred Stock outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. The second dividend which was paid on January 15, 2013 totaled $1.2 million based upon 243,463 Series A Preferred Stock outstanding as of the record date covering the period from October 15, 2012 through January 15, 2013. As the second dividend was declared prior to December 31, 2012, it was reflected in the Consolidated Financial Statements for the year ended December 31, 2012 as a reduction in Retained earnings and in the earnings per share calculation as an increase in the loss attributable to the common stockholders. There were no dividends declared in 2013 as all of the Series A Preferred Stock had been converted into Knight Common Stock.
See Footnote 4 “Series A Convertible Preferred Stock”, Footnote 12 “Long-Term Debt” and Footnote 22 "Subsequent Events" included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Series A Convertible Preferred Stock, Notes, Term Credit Agreement and Revolving Credit Agreement, respectively.
We had an authorized stock repurchase program of $1.00 billion. We did not repurchase any shares under the stock repurchase program during 2013. Through June 30, 2013, we had repurchased 76.7 million shares for $879.1 million under this program. We had 373.3 million shares of Knight Common Stock outstanding as of June 30, 2013. Upon completion of the Mergers, the repurchase program was terminated.
Our U.S. registered broker-dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of June 30, 2013, our broker-dealers were in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker-dealer subsidiary at June 30, 2013, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas LLC	$318,685	$21,296	$297,389
Our foreign registered broker-dealers are subject to certain financial resource requirements of either Financial Conduct Authority (“FCA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at June 30, 2013 (in thousands)

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$115,859	$43,284	$72,575
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Effects of Inflation
The majority of our assets are liquid in nature and therefore are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of the services offered by us. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.
Discontinued Operations and Assets Held for Sale
During the first quarter of 2013, we announced that we were discontinuing our correspondent clearing business. During the second quarter of 2013, we decided to exit our asset management business. As a result, these businesses have been classified as a discontinued operation and the results of its operations have been included in discontinued operations on the Consolidated Statements of Operations for all periods presented.
During the first quarter of 2013, we agreed to sell our institutional fixed income sales and trading business, which operated in the United States and United Kingdom, to Stifel. The transaction was completed on June 28, 2013. Certain assets and liabilities that have been retained are classified as Assets within discontinued operations and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition as of June 30, 2013 and the results of its operations have been included in (Loss) income from discontinued operations, net of tax within the Consolidated Statements of Operations for all periods presented because the business has been sold and we no longer operate within this line of business. The assets and liabilities related to the business that were sold to Stifel have been recorded as Assets of business held for sale and Liabilities of business held for sale, respectively, on the Consolidated Statements of Financial Condition as of December 31, 2012.

Subsequent Events
Long-Term Debt
In connection with the Mergers, in July 2013, KCG entered into a series of debt agreement transactions. Described below are the details of these transactions and the impact of the transactions on KCG's long-term debt, liquidity and capital resources.
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provides for a future incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate the First Lien Prime Rate Loans or based on LIBOR the First Lien Eurodollar Loans. First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum.
The First Lien Credit Facility matures on December 5, 2017. The First Lien Credit Facility requires an amortization payment of $235.0 million on July 1, 2014, followed by quarterly amortization payments of $7.5 million on each September 30, December 31, March 31 and June 30, with the balance due on maturity.
Optional prepayments of borrowings under the First Lien Credit Facility are permitted at any time, without premium or penalty, subject, however, to a 1% prepayment premium for optional prepayments of the First Lien Credit Facility made prior to July 1, 2014 with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the First Lien Credit Facility.
The First Lien Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of KCG's existing and future direct and indirect 100% owned domestic subsidiaries, including Knight, other than certain subsidiaries including regulated broker-dealers and other regulated subsidiaries that, in each case, are not permitted to provide such guarantees under applicable law.
The First Lien Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, capital expenditures and issuance of capital stock. It also contains financial maintenance covenants establishing a maximum consolidated first lien leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated tangible net worth.
Revolving Credit Agreement
As described in Footnote 12, "Long-Term Debt", included in Part 1, Item 1, "Financial Statements" of this Form 10-Q, Knight had in place a revolving credit agreement that comprised of two classes of loans which were available to KCA and were used to meet the short-term liquidity needs of KCA arising in the ordinary course of clearing and settlement activity. The revolving credit agreement expired on June 26, 2013.
On July 1, 2013, OCTEG, LLC (“OCTEG”), a wholly-owned subsidiary of GETCO, and KCA, each of which are wholly-owned broker-dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “OCTEG-KCA Facility Agreement”) with a consortium of banks and financial institutions. The OCTEG-KCA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and two banks.
The OCTEG-KCA Facility Agreement comprises two classes of revolving loans in a total committed amount of $450.0 million, together with a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “OCTEG-KCA Revolving Facility”): Borrowing Base A and Borrowing Base B. The OCTEG-KCA Revolving Facility also provides for a future increase of the revolving credit facility of up to $300.0 million to a total of $750.0 million on certain terms and conditions.

Borrowings under the OCTEG-KCA Revolving Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum.
The borrowers will be charged a commitment fee at a rate of 0.35% per annum on the average daily amount of the unused portion of the OCTEG-KCA Facility Agreement.
The loans under the OCTEG-KCA Facility Agreement will mature on June 6, 2015. The OCTEG-KCA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by OCTEG or KCA, any of their respective subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The OCTEG-KCA Revolving Facility includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for each of OCTEG and KCA, a maximum total asset to total regulatory capital ratio for each of OCTEG and KCA, a minimum excess net capital limit for each of OCTEG and KCA, a minimum liquidity ratio for KCA, and a minimum tangible net worth threshold for KCG.
OCTEG and KCA shall each be obligated only with respect to the principal and interest of their own borrowings, and not the interest and principal of the other borrower's borrowings.
In connection with the OCTEG-KCA Revolving Facility, KCG incurred issuance costs of $0.5 million, of which half was paid by us. The issuance costs will be recorded within Other assets on the KCG Consolidated Statements of Financial Condition and will be amortized over the term of the OCTEG-KCA Revolving Facility.
Senior Secured Notes Indenture
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly owned subsidiary of GETCO, issued 8.250% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended, the “Senior Secured Notes Indenture”). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”), pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
On July 1, 2013, KCG and the Guarantors under the First Lien Credit Facility entered into a Second Supplemental Indenture, whereby the Senior Secured Notes and the obligations under the related indenture will be fully and unconditionally guaranteed on a joint and several basis by the Guarantors and are secured by second-priority pledges and second-priority security interests in, and mortgages on, the collateral securing the First Lien Credit Facility, subject to certain exceptions.
The Senior Secured Notes mature on June 15, 2018 and bear interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes, (ii) issue exchange securities within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will accrue on the Senior Secured Notes.
Cash Convertible Senior Subordinated Notes
On July 1, 2013, KCG became a party to the Company's existing $375.0 million Convertible Notes. On July 1, 2013, Knight delivered a notice (the “Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

•
The completion of the Mergers on July 1, 2013 and the results of the election of the holders of Knight Common Stock to receive cash consideration for such Knight Common Stock constitutes a “Fundamental Change”;

•
Each holder of the Convertible Notes has the right to deliver a “Fundamental Change Repurchase Notice” requiring Knight to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
Knight will deposit with the paying agent on August 5, 2013 an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent the Convertible Notes will cease to be outstanding.

On July 1, 2013, $375.0 million, which is the amount needed to repurchase the aggregate amount of Knight's Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility.
Holders of $249.2 million in principal amount of the Convertible Notes elected to have their Convertible Notes repurchased as of the August 2, 2013 deadline under the Convertible Notes Notice. The repurchase occurred on August 5, 2013 and included accrued and unpaid interest of $3.4 million. The repurchase was funded out of the cash collateral account described in the preceding paragraph.
Sale of reverse mortgage business
On July 29, 2013, KCG entered into an agreement to sell its reverse mortgage origination securitization business, Urban Financial Group, Inc. (“Urban”), to an investor group . The transaction is expected to be completed in the fourth quarter of 2013. Completion of the sale is subject to certain customary conditions, including receipt of required regulatory approvals by the Government National Mortgage Association, HUD, the Federal National Mortgage Association, and states and territories in which Urban operates and the absence of any law or order prohibiting the consummation of the sale of Urban.
Critical Accounting Policies
Our Consolidated Financial Statements are based on the application of GAAP which requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our Consolidated Financial Statements. We believe that the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.
Financial Instruments and Fair Value—We value our financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.
The fair value hierarchy can be summarized as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value.
Our financial instruments owned and financial instruments sold, not yet purchased will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.
As discussed in Footnote 12 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q, we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of the Notes. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.
Our loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.
Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2013 and December 31, 2012, we did not hold any financial instruments that met the definition of Level 3.
There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.
Securitization activities—We securitize HECMs under our GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, we believe that we have not met the GAAP criteria for relinquishing control over the transferred assets and therefore our securitizations fail to meet the GAAP criteria for sale accounting. As such, we continue to recognize the HECMs in Financial instruments owned, at fair value, and we recognize a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition.
Goodwill and Intangible Assets—As a result of our various acquisitions, we have acquired goodwill and identifiable intangible assets. We determine the values and useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and intangible assets with an indefinite useful life for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.
Goodwill
Goodwill of $196.1 million at June 30, 2013 primarily relates to our Global Execution Services segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2013 and determined that the fair value of our reverse mortgage business was less than its book value. Accordingly, we recorded an impairment charge of $17.8 million. No other events occurred during the three months ended June 30, 2013 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $49.6 million at June 30, 2013 are primarily attributable to our Global Execution Services segment. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 17 years.

We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2013, we wrote off intangible assets relating to customer relationships within our asset management business of $1.2 million as we decided to exit that business, which was included within (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations. No other events occurred during the three months ended June 30, 2013 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. We account for our deferred compensation investments, which primarily consist of mutual funds, at fair value.
We review investments on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we assess that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, we write the investment down to its estimated impaired value.
We maintain a deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge our liability under this plan, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in value of such investments in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.
Market Making, Sales, Trading and Execution Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders, futures transactions, and HECM loan originations and securitization activities) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to GNMA trusts.
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Net trading revenue on our Consolidated Statements of Operations.
Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual on the Consolidated Statements of Operations
Income taxes—We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. We evaluate the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
Other Estimates—The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. In addition to the estimates that we make in connection with accounting for the items noted above, the use of estimates is also important in determining provisions for potential losses that may arise from discontinued operations, litigation, regulatory proceedings and tax audits.

When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of our common stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards.
A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K/A for the year ended December 31, 2012 and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Revenues and expenses associated with a business line that has been disposed of through closure, sale or held for sale are included in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of business held for sale or discontinued operations are included in Assets of business held for sale and discontinued operations and Liabilities of business held for sale and discontinued operations, respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable
Accounting Standards Updates
Recently adopted accounting guidance
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting agreements. The new disclosures are required for reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
In February 2013, the FASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements; the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.

In July 2013, the FASB issued an ASU to clarify the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is required for reporting periods after December 15, 2013. Upon adoption, entities are required to apply the provisions of the ASU prospectively for all unrecognized tax benefits that exist at the adoption date, however, the ASU also indicates that retrospective application is permitted. We are currently evaluating the impact that such adoption will have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to numerous risks in the ordinary course of our business and activities; therefore, effective risk management is critical to our financial soundness and profitability. We have a comprehensive risk management structure and processes to monitor and evaluate the principal risks we assume in conducting our business. Our risk management policies, procedures and methodologies are subject to ongoing review and modification. The principal risks we face are as follows:
Market Risk
Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, credit spreads, and changes in liquidity, over which we have virtually no control. Securities price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads.
For working capital purposes, we invest in money market funds and government securities or maintain interest-bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short-term in nature and are subject to daily repricing, which helps to mitigate our market risks. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are not material to our overall cash position.
We employ proprietary position management and trading systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management and an independent risk control function on a real-time basis as are individual and aggregate dollar and inventory position totals, capital allocations, and real-time profits and losses. Our management of trading positions is enhanced by our review of mark-to-market valuations and position summaries on a daily basis.
In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a lesser extent, listed equity options. The fair value of these financial instruments at June 30, 2013 and 2012 was $1.94 billion and $2.09 billion, respectively, in long positions and $1.51 billion and $1.67 billion, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $43.0 million and $41.9 million as of June 30, 2013 and 2012, respectively, due to the offset of gains in short positions against losses in long positions.
Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation of trading software which resulted in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, we incurred a pre-tax loss of $461.1 million which principally relates to trading losses. Following the events of August 1, 2012, we carefully reviewed the matter internally and have subsequently taken numerous remedial measures designed to enhance our processes and controls, including: appointing a Chief Risk Officer; establishing a formal Risk Committee of the Board; implementing change management controls which require at different stages an additional layer of review and supervisory approval for significant software installations; adding market access controls designed to more closely monitor outbound routers and enable the rapid automatic shut-down of the routers; and deploying various kill switches for specific applications and market access.  We will continue to carefully monitor, enhance and strengthen our controls as needed.
Our businesses are highly dependent on our ability and our market centers ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in several currencies. We incur operational risk across all of our business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”
Primary responsibility for the management of operational risk lies with our operating segments and supporting functions. Our operating segments maintain controls designed to manage and mitigate operational risk for existing activities. As new products and business activities are developed, we endeavor to identify operational risks and design controls to seek to mitigate the identified risks.
Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed reasonably appropriate. We have also established policies, procedures and technologies designed to seek to protect our systems and other assets from unauthorized access. There is no assurance that such plans, policies, procedures and technologies will prevent a significant disruption to our business.
Liquidity Risk
Liquidity risk is the risk that we would be unable to meet our financial obligations as they arise in both normal and strained funding environments. To that end, we have established a comprehensive and conservative set of policies and procedures that govern the management of liquidity risk for the Company at the corporate level and at the subsidiary entity level.
We maintain a liquidity pool consisting of primarily cash and other highly liquid instruments at the corporate level to satisfy intraday and day-to-day funding needs, as well as potential cash needs in a strained funding environment. In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lender is at no time under any obligation to make any advance under the credit line, and any outstanding loans must be repaid on demand from the lender.
Our liquidity pool comprises the following (in thousands):

	June 30, 2013	December 31, 2012
Liquidity Pool Composition
Cash held at banks	$345,663	$35,174
Money market and other highly liquid investments	91,613	285,804
Total Liquidity Pool	$437,276	$320,978
Cash and other highly liquid investments held by subsidiary entities	$85,042	$92,948
We regularly perform liquidity risk stress testing based on a scenario that considers both market-wide stresses and a company-specific stress over a two-week period. Given the nature of the Company’s business activity and balance sheet composition, survival over the first one to three days of a severe stress environment are most critical, after which management actions could be effectively implemented to navigate through prolonged periods of financial stress. The modeled cash inflows and outflows from the stress test serve as a quantitative input to assist us in establishing the Company’s liquidity risk appetite and amount of liquid assets to be held at the corporate level. The liquidity stress test considers cash flow risks arising from, but not limited to, a dislocation of the secured funding market, additional unexpected margin requirements, and operational events.
We maintain a contingency funding plan (“CFP”) which clearly delineates the roles, responsibilities and actions that will be utilized as the Company encounters various levels of liquidity stress with the goal of fulfilling all financial obligations as they arise while maintaining business activity. We periodically update and test the operational functionality of various aspects of the CFP to ensure it remains current with changing business activity.
Capital Risk
Government regulators, both in the U.S. and globally, as well as self-regulated organizations, have supervisory responsibility over our regulated activities and require us to maintain specified minimum levels of regulatory capital in our broker-dealer and mortgage originator subsidiaries. If not properly monitored, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.
To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our regulated subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with regulatory capital requirements. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility. In addition, we monitor regulatory developments regarding capital requirements and prepare for changes in the required minimum levels of regulatory capital that may occur in the future.
Legal Risk
Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business. We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.
As a result of the technology issue on August 1, 2012, we are subject to a regulatory review and litigations by stockholders related to the technology issue. We are also subject to several lawsuits challenging the Mergers. See “Legal Proceedings” in Part II, Item 1 herein.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform its contractual obligations in a timely manner. We manage credit risk with a global, independent credit risk management function that is responsible for measuring, monitoring and controlling the counterparty credit risks inherent in our business activities. To accomplish this, we have established credit policies for specific business lines.
Our credit risk function’s process for managing credit risk includes a qualitative and quantitative risk assessment of significant counterparties prior to engaging in business activity, as well as, on an ongoing basis. The review includes formal financial analysis and due diligence when appropriate.
Our credit risk function is responsible for approving counterparties and establishing credit limits to manage credit risk exposure by counterparty and business line. The assigned limits reflect the various elements of assessed credit risk and are subsequently revised to correspond with changes in the counterparties’ credit profiles. Our credit risk function communicates counterparty limits to the business areas as well as senior management, and monitors compliance with the established limits.
Where appropriate, counterparty exposure is monitored on a daily basis and the collateral, if required, is marked to market daily to accurately reflect the current exposure.
Foreign Currency Risk
Our exposure to foreign currency transaction gains and losses is the result of our foreign subsidiaries having a functional currency other than the U.S. dollar and transacting business in currencies other than the U.S. dollar, primarily the British pound and the Euro. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Knight’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Knight’s disclosure controls and procedures are effective.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, KCG's and Knight’s internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
From time to time, we and certain of our past and present officers, directors and employees have been named as parties to legal actions, arbitrations, administrative claims and regulatory reviews and investigations arising in connection with the conduct of our businesses. We are subject to such matters at the present time. Although there can be no assurances, at this time we believe, based on information currently available, that the outcome of each of the matters will not have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period. In the second quarter of 2013, we recorded a $10.0 million reserve for legal proceedings, which is included in Other expenses on the Consolidated Statements of Operations.
As previously disclosed in the Company's public filings, we experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in our broker-dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted in our Form 10-K for the year ended December 31, 2012, we have since been named in two putative class actions and one derivative lawsuit relating to the technology issue and have received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 6, 2012 recapitalization. In addition, the Company and KCA are the subject of a regulatory investigation.
Since the announcement on December 19, 2012 of the signing of the Merger Agreement between the Company and GETCO, the Company, GETCO, GA-GTCO, as well as the individual members of the Company's Board of Directors prior to the Mergers (the “Individual Defendants”), were named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Mergers. The lawsuits generally allege, among other things, that the Mergers fail to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO and GA-GTCO. The lawsuits seek, among other things, to enjoin the defendants from completing the Mergers on the agreed-upon terms, rescission of the Mergers (to the extent the Mergers have already been consummated), monetary relief and attorneys' fees and costs.
While we are currently unable to predict the outcome of any possible litigation related to the technology issue, the August 6, 2012 recapitalization, or the Mergers, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing results of operations. In addition, we expect to incur additional expenses in defending against litigation and in connection with the investigation.
Legal
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of the Company's shareholders who purchased the Company's Class A common stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. More specifically, the plaintiff alleges that defendants made false and misleading statements concerning the Company's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a class of the Company's shareholders who purchased the Company's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, the Company filed a motion to dismiss the amended complaint. Pursuant to the parties' scheduling order, briefing on the motion to dismiss will be complete in August 2013.

As noted above, we have received several demand letters requesting that we commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that we produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6 recapitalization.
Mergers Litigation
Delaware Litigation. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ann Jimenez McMillan v. Thomas M. Joyce, et al., Case No. 8163-VCP. The complaint names as defendants the Company, each member of the Company's Board of Directors (the “Individual Defendants”), GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, and agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company, GETCO, and GA-GTCO, LLC aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Chrislaine Dominique v. Thomas M. Joyce, et al., Case No. 8159-VCP. The complaint names as defendants the Company, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO, and agreeing to a number of improper deal protection devices, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company and GETCO aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On January 31, 2013, the Court of Chancery consolidated for all purposes the McMillan and Dominique actions into a single action captioned In re Knight Capital Group, Inc. Shareholder Litigation, C.A. No. 8159-VCP. On March 5, 2013, the co-lead plaintiffs in the Delaware Consolidated Action filed an amended complaint and motions for expedited discovery and a preliminary injunction. In addition to the allegations in the initial complaints, the Delaware amended complaint contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Company's Preliminary Form S-4, filed with the SEC on February 13, 2013 (the “Preliminary Proxy”).
New Jersey Litigation. On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned Charles Bryan v. Knight Capital, et al., Case No. HUD-C-001-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs.
On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned James Ward v. Knight Capital, et al., Case No. HUD-C-0003-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC.

The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On February 20, 2013, Knight moved to dismiss or, in the alternative, stay the New Jersey actions in deference to the first-filed Delaware actions. The New Jersey court granted the motion on March 28, 2013, and ordered that the New Jersey actions be stayed for all purposes in deference to the first-filed Delaware actions.
New York Litigation. On January 15, 2013, the Company, the Individual Defendants, GETCO Holding Company LLC, GA-GTCO, LLC and General Atlantic were named as defendants in an action entitled Joel Rosenfeld v. Thomas M. Joyce, et al., Case No. 6540147/2013, in the Supreme Court of the State of New York (New York County). The plaintiff, Joel Rosenfeld, is one of the shareholders mentioned above who previously sent the Company a derivative demand letter. Generally, this complaint asserts both derivative and class action claims. First, it purports to assert derivative claims, which allege, among other things, that the seven Knight directors who were serving as of August 1, 2012 breached their fiduciary duties and wasted corporate assets by failing to erect and oversee effective safeguards to prevent against technology issues, such as the one that occurred on August 1, 2012, for which Knight incurred a realized pre-tax loss of approximately $457.6 million. Second, it asserts putative class action claims resulting from the proposed Mergers for (1) breach of fiduciary duty against the Individual Defendants; and (2) aiding and abetting the purported breach of fiduciary duty against GETCO, GA-GTCO, LLC, and General Atlantic. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by approving the Mergers at an inadequate price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight, and that certain of Knight's directors have conflicts of interest in connection with the transaction, including that certain directors sought to enter into the transaction to avoid potential liability relating to the derivative claims asserted in the complaint. With respect to the merger claims, the plaintiff seeks, among other things, to enjoin the proposed Mergers, rescission of the proposed Mergers (to the extent they have already been consummated) and attorneys' fees. With respect to the derivative claims, the plaintiff seeks, among other things, an order requiring the Knight directors who were serving as of August 1, 2012 to pay restitution and/or compensatory damages in favor of Knight and/or the proposed class of Knight shareholders. On March 14, 2013, the plaintiff filed an amended complaint, which, in addition to the allegations in the initial complaint, contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Preliminary Proxy. On March 21, 2013, the plaintiff moved by order to show cause for expedited discovery in support of his claims. The New York court issued an order on March 25, 2013, setting a hearing on the plaintiff's motion for April 4, 2013. On March 28, 2013, the parties in the New York action reached an agreement with respect to the matters raised in the plaintiff's motion and other aspects of the action, and as a result, on March 29, 2013, the plaintiff withdrew his motion for expedited discovery. On April 9, 2013, the New York court granted permission for the plaintiff to withdraw his motion.
* * *
As previously disclosed in the Company's June 14, 2013 Form 8-K filing, on June 10, 2013, the defendants entered into a memorandum of understanding with the plaintiffs in the Delaware shareholder actions and New York shareholder action regarding the settlement of those actions. In connection with the settlement, Knight and GETCO agreed to make supplemental disclosures to the joint proxy statement/prospectus filed with the SEC on May 28, 2013 (the “Proxy Statement”). In addition, Knight and GETCO agreed to make certain revisions to Knight's risk committee charter, as well as to KCG Holdings, Inc.'s risk committee charter.
The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Knight's former stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Knight's former stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Delaware Court of Chancery for an award of attorneys' fees and expenses to be paid by KCG Holdings, Inc. There can be no assurance that the parties will enter into a stipulation of settlement, or that the court will approve any proposed settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any of the defendants. The defendants continue to believe that the shareholder actions challenging the Mergers are without merit and vigorously deny the allegations that Knight's directors breached their fiduciary duties. Likewise, defendants do not believe that any disclosures regarding the Mergers are required under applicable laws other than that which have already been provided in the Proxy Statement. Nonetheless, the defendants entered into the memorandum of understanding to avoid the risk of the putative stockholder class action delaying or adversely affecting the Mergers, to minimize the substantial expense, burden, distraction and inconvenience of continued litigation and to fully and finally resolve the claims in the shareholder actions.
Regulatory
As previously discussed in our public filings, on August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning the Company and KCA on August 29, 2012. The investigation is ongoing and we are continuing to cooperate with the regulators. We have had discussions with the SEC staff concerning a possible resolution of the investigation. We currently believe that any financial penalty in connection with a possible resolution of the SEC investigation would not have a material adverse effect on the consolidated long-term financial condition of the Company, although any financial penalty could be material to operating results for a particular period, depending, in part, upon operating results for that period.
Other Matters
We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our regulators in the U.S. and abroad. As a major order flow execution destination and reverse mortgage originator, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our business activities. We are currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.

Item 1A.	Risk Factors
In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of Knight Common Stock during the second quarter of 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013
Common stock repurchases	—		—	$120,886
Employee transactions (2)	241		—
Total	241	$3.74	—
May 1, 2013 - May 31, 2013
Common stock repurchases	—		—	$120,886
Employee transactions (2)	23		—
Total	23	$3.57	—
June 1, 2013 - June 30, 2013
Common stock repurchases	—		—	$120,886
Employee transactions (2)	1,519		—
Total	1,519	$3.55	—
Total
Common stock repurchases	—		—
Employee transactions (2)	1,783		—
Total	1,783	$3.58	—
________________________________________
Totals may not add due to rounding.
(1) The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Knight Common Stock up to a total amount of $1.00 billion. Through June 30, 2013, we had repurchased 76.7 million shares for $879.1 million under this program. As a result of the formation of KCG, the repurchase program was terminated.
(2) Represents shares of Knight Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

2.1*	Stock Purchase Agreement, dated July 29, 2013, by and among Knight Libertas Holdings LLC, KCG Holdings, Inc. and UFG Holdings LLC.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

________________________________________

*	Filed herewith.
**
Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of August 2013.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN BISGAY
Steven Bisgay
Chief Financial Officer (Principal Financial and Accounting Officer)