Form 10-Q
period 2013-09-30
KCG Holdings, Inc.
filed 2013-11-12
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
As of November 8, 2013, the number of shares outstanding of the Registrant’s Class A Common Stock was 122,430,198 and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

EXPLANATORY NOTE
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp., a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG”), with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Mergers, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
All references herein to the "Company", "we", "our" or "KCG" relate solely to KCG and not Knight. All references to GETCO relate solely to GETCO Holding Company, LLC and not KCG.
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the third quarter of 2013 comprise three months of results of KCG, while the results for the nine months ended September 30, 2013 comprise third quarter KCG results and GETCO only results for the first half of 2013. All periods prior to 2013 comprise solely the results of GETCO. On November 12, 2013, the Company’s management concluded that, due to errors within GETCO’s Consolidated Statement of Financial Condition and related Consolidated Statement of Changes in Equity at December 31, 2012 and Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2012, such documents needed to be restated to correct prior SEC filings. The financial information presented herein for December 31, 2012 and the nine months ended September 30, 2012 reflects that restatement. For more information on the restatement, see the Current Report on Form 8-K filed by the Company  on November 12, 2013.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2012, at the exchange ratio, as defined in the Merger Agreement.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with respect to the Mergers, the Current Report on Form 8-K filed by KCG on July 1, 2013, the Current Report on Form 8-K filed by KCG on August 9, 2013, the Current Report on Form 8-K filed by KCG on November 12, 2013 and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2013

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$230,471	$92,556	$415,495	$333,737
Commissions and fees	109,079	25,542	164,391	79,487
Interest, net	(177)	(781)	(970)	(1,998)
Investment income and other, net	128,446	13,285	119,207	14,015
Total revenues	467,819	130,602	698,123	425,241
Expenses
Employee compensation and benefits	129,631	31,875	236,983	111,395
Execution and clearance fees	81,023	42,267	167,931	144,656
Communications and data processing	44,046	21,681	86,040	67,380
Interest	23,870	706	26,515	2,002
Depreciation and amortization	20,091	7,574	36,004	27,180
Payments for order flow	16,431	717	17,468	2,128
Professional fees	9,077	2,575	38,928	7,690
Occupancy and equipment rentals	8,898	3,240	15,454	8,865
Business development	2,644	6	2,686	19
Writedown of assets and lease loss accrual	936	—	4,248	—
Other	11,318	5,349	30,028	19,002
Total expenses	347,965	115,990	662,285	390,317
Income from continuing operations before income taxes	119,854	14,612	35,838	34,924
Income tax (benefit) expense	(107,767)	4,805	(102,478)	10,368
Income from continuing operations, net of tax	227,621	9,807	138,316	24,556
Loss from discontinued operations, net of tax	(784)	—	(784)	—
Net income	$226,837	$9,807	$137,532	$24,556
Basic earnings per share from continuing operations	$1.99	$0.21	$2.02	$0.49
Diluted earnings per share from continuing operations	$1.98	$0.21	$2.01	$0.49
Basic loss per share from discontinued operations	$(0.01)	$—	$(0.01)	$—
Diluted loss per share from discontinued operations	$(0.01)	$—	$(0.01)	$—
Basic earnings per share	$1.99	$0.21	$2.00	$0.49
Diluted earnings per share	$1.98	$0.21	$2.00	$0.49
Shares used in computation of basic earnings per share	114,113	46,411	68,632	49,619
Shares used in computation of diluted earnings per share	114,773	46,411	68,855	49,619

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$226,837	$9,807	$137,532	$24,556
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities, net of tax	(118,918)	66,704	(114,368)	66,704
Cumulative translation adjustment, net of tax	(4,695)	—	(5,098)	—
Comprehensive income	$103,224	$76,511	$18,066	$91,260

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
		(Restated)
Assets	(In thousands)
Cash and cash equivalents	$798,712	$427,631
Cash and cash equivalents segregated under federal and other regulations	216,442	—
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $961,479 at September 30, 2013 and $52,261 at December 31, 2012:
Equities	2,156,466	378,933
Listed options	288,227	92,305
Debt securities	79,284	183,637
Total financial instruments owned, at fair value	2,523,977	654,875
Collateralized agreements:
Securities borrowed	1,370,921	52,261
Receivable from brokers, dealers and clearing organizations	1,330,113	142,969
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	161,865	83,341
Investments	125,889	248,438
Goodwill	18,398	4,645
Intangible assets, less accumulated amortization	192,045	46,123
Deferred tax asset	169,619	4,180
Assets within discontinued operations	6,098,299	—
Other assets	287,015	23,073
Total assets	$13,293,295	$1,687,536
Liabilities, redeemable preferred member's equity and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,848,728	$423,740
Listed options	229,722	69,757
Debt securities	79,057	19,056
Other financial instruments	5,431	—
Total financial instruments sold, not yet purchased, at fair value	2,162,938	512,553
Collateralized financings:
Securities loaned	543,451	—
Financial instruments sold under agreements to repurchase	595,029	—
Total collateralized financings	1,138,480	—
Payable to brokers, dealers and clearing organizations	666,178	24,185
Payable to customers	486,136	—
Accrued compensation expense	130,158	27,728
Accrued expenses and other liabilities	220,648	118,068
Capital lease obligations	12,453	24,191
Liabilities within discontinued operations	6,006,024	—
Short-term debt	235,000	—
Long-term debt	722,259	15,000
Total liabilities	11,780,274	721,725
Redeemable preferred member's equity	—	311,139
Equity
Members' equity	—	654,672
Class A Common Stock
Shares authorized: 1,000,000 at September 30, 2013; Shares issued: 123,515 at September 30, 2013; Shares outstanding: 122,587 at September 30, 2013	1,235	—
Additional paid-in capital	1,299,907	—
Retained earnings	226,837	—
Treasury stock, at cost; 928 shares at September 30, 2013	(9,811)	—
Accumulated other comprehensive loss	(5,147)	—
Total equity	1,513,021	654,672
Total liabilities, redeemable preferred member's equity and equity	$13,293,295	$1,687,536
The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2013
(Unaudited)

	(in thousands)
				Class A Common Stock				Treasury Stock
	Redeemable preferred member's equity	Members' Equity	Unrecognized Compensation	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive loss	Total Equity
Balance, December 31, 2012 (Restated)	$311,139	$559,292	$(18,939)	—	$—	$—	$—	—	$—	$114,319	$654,672
Contributions	—	11,339	18,939	—	—	—	—	—	—	—	30,278
Repurchase of Membership interests	—	(5,833)	—	—	—	—	—	—	—	—	(5,833)
Distributions	—	(2,054)	—	—	—	—	—	—	—	—	(2,054)
Net (loss) income	—	(89,305)	—	—	—	—	—	—	—	4,147	(85,158)
Modification of redemption value	(21,565)	21,565	—	—	—	—	—	—	—	—	21,565
Balance, June 30, 2013	289,574	495,004	—	—	—	—	—	—	—	118,466	613,470
Gain on investment in Knight Capital Group, Inc.	—	—	—	—	—	—	—	—	—	9,103	9,103
Equity issued to General Atlantic	—	55,000	—	—	—	—	—	—	—	—	55,000
Exchange of membership interests for shares of KCG Class A Common Stock	(289,574)	(550,004)	—	75,868	759	754,417	—	—	—	—	205,172
Exchange of membership interests for warrants to purchase KCG Class A Common Stock	—	—	—	—	—	74,896	—	—	—	—	74,896
Issuance of KCG Class A Common Stock to Knight stockholders	—	—	—	41,889	419	459,190	—	—	—	—	459,609
KCG Common Stock repurchased	—	—	—	—	—	—	—	(928)	(9,811)	—	(9,811)
Stock-based compensation	—	—	—	5,758	57	11,404	—	—	—	—	11,461
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	(49)	(49)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4,695)	(4,695)
Reclassification of investment in Knight out of other comprehensive income	—	—	—	—	—	—	—	—	—	(127,972)	(127,972)
Net Income	—	—	—	—	—	—	226,837	—	—	—	226,837
Balance, September 30, 2013	$—	$—	$—	123,515	$1,235	$1,299,907	$226,837	(928)	$(9,811)	$(5,147)	$1,513,021

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities	(In thousands)
Net income	$137,532	$24,556
Loss from discontinued operations, net of tax	784	—
Income from continuing operations, net of tax	138,316	24,556
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Non-cash gain on Knight Common Stock	(127,972)	—
Deferred tax benefit	(103,499)	—
Depreciation and amortization	36,004	27,180
Stock and unit-based compensation	41,537	10,152
Unrealized gain (loss) on investments	5,625	(12,705)
Writedown of assets and lease loss accrual	4,248	—
Amortization of debt offering costs	2,479	427
Deferred rent	(247)	1,422
Operating activities from discontinued operations	(962)	—
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	(13,397)	—
Financial instruments owned, at fair value	68,827	(503,396)
Securities borrowed	(159,679)	(32,673)
Receivable from brokers, dealers and clearing organizations	179,403	33,235
Other assets	31,059	3,837
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	137,389	344,087
Securities loaned	(83,440)	—
Financial instruments sold under agreements to repurchase	50,029	—
Payable to brokers, dealers and clearing organizations	6,079	79,226
Payable to customers	(41,782)	—
Accrued compensation expense	12,537	(34,291)
Accrued expenses and other liabilities	(21,988)	(22,184)
Net cash provided by (used in) operating activities	160,566	(81,127)
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	509,133	—
Proceeds and distributions from investments	3,251	19,820
Purchases of fixed assets and leasehold improvements	(17,506)	(35,631)
Purchases of investments	(85)	(89,689)
Investing activities from discontinued operations	12,963	—
Net cash provided by (used in) investing activities	507,756	(105,500)
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	535,000	—
Proceeds from Senior Secured Notes	305,000	—
Payment of debt issuance cost	(34,592)	—
Issuance of equity to General Atlantic	55,000	—
Payment to former Knight Capital Group, Inc. stockholders	(720,000)	—
Repayment of Knight Convertible Notes	(257,741)	—
Funding of collateral account for Knight Convertible Notes	(117,259)	—
Borrowings under unsecured credit facility	—	46,750
Borrowings under secured credit facility	25,000	—
Repayment of secured credit facility	(25,000)	—
Repayment of notes	(15,000)	—
Borrowings under capital lease obligations	—	13,758
Principal payments on capital lease obligations	(11,738)	(10,679)
Members' distributions	(21,002)	(47,383)
Cost of common stock repurchased	(9,811)	—
Net cash used in financing activities	(292,143)	2,446
Effect of exchange rate changes on cash and cash equivalents	(5,098)	—
Increase (decrease) in cash and cash equivalents	371,081	(184,181)
Cash and cash equivalents at beginning of period	427,631	607,689
Cash and cash equivalents at end of period	$798,712	$423,508
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,734	$6,097
Cash paid for income taxes	$9,071	$19,932
See Footnote 2 "Merger of GETCO and Knight" for a description of non-cash investing activities relating to the acquisition of Knight
The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of the Business
On December 19, 2012, Knight Capital Group, Inc.(“Knight”), GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement and plan of merger (as amended and restated on April 15, 2013 the “Merger Agreement”) for a series of strategic business combinations (the “Mergers”). The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO each became a wholly-owned subsidiary of KCG Holdings, Inc. (collectively with its subsidiaries, “KCG” or the “Company”).
The Mergers took place in order to combine the businesses, intellectual capital and resources of the two companies to more successfully compete in the highly regulated and technologically advanced marketplace and to allow for further diversification of each company's revenues from principal and agency trading across asset classes and regions. The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the third quarter of 2013 comprise three months of results of KCG, while the results for the nine months ended September 30, 2013 comprise third quarter KCG results and GETCO only results for the first half of 2013. All periods prior to 2013 comprise solely the results of GETCO. On November 12, 2013, the Company’s management concluded that, due to errors within GETCO’s Consolidated Statement of Financial Condition and related Consolidated Statement of Changes in Equity at December 31, 2012 and Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2012, such documents needed to be restated to correct prior SEC filings. The financial information presented herein for December 31, 2012 and the nine months ended September 30, 2012 reflects that restatement. For more information on the restatement, see the Current Report on Form 8-K filed by the Company  on November 12, 2013.
KCG is a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The firm combines advanced technology with exceptional client service across market making, agency execution and trading venues. KCG has multiple access points to trade global equities, fixed income, currencies and commodities via voice or automated execution.
As of September 30, 2013, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and/or options markets across global equities, fixed income, commodities and foreign currencies. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client direct and exchange-based electronic market making activities, including trade executions as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). The Company is an active participant in all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.
Global Execution Services
The Global Execution Services segment provides agency execution services and operates trading venues. This segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment; however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services includes high touch equity sales and trading (including exchange traded funds ("ETFs") aided by its network of sales employees. This segment also facilitates client orders through program, block and riskless principal trades. Additionally, the Global Execution Services segment includes the futures commission merchant ("FCM") business, which provides clients with futures execution and clearing services on major U.S. and European futures and options exchanges.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Corporate and Other
The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also houses functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
Discontinued Operations
Management of the Company from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders through a divestiture, or is no longer core to the Company's strategy, management may pursue a sale process.
In July 2013, KCG entered into an agreement to sell Urban Financial Group, Inc. (“Urban”), the reverse mortgage origination and securitization business that it acquired as a result of the Mergers, to an investor group. The transaction is expected to be completed in the fourth quarter of 2013. As a result, the business is considered to be held for sale and its results of operations have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and Liabilities related to Urban are reported in Assets within discontinued operations and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition. Completion of the sale is subject to certain customary conditions, including receipt of required regulatory approvals by the Government National Mortgage Association (“GNMA”), the U.S. Department of Housing and Urban Development ("HUD"), the Federal National Mortgage Association ("FNMA"), and states and territories in which Urban operates, and the absence of any law or order prohibiting the consummation of the sale of Urban.
Discontinued operations also includes residual revenue and expenses related to Knight's former institutional fixed income sales and trading business, which was sold in June 2013, and asset management business, which Knight decided to exit prior to the closing of the Mergers. See Footnote 4 "Discontinued Operations" for further discussion.
2. Merger of GETCO and Knight
Background
Pursuant to the Merger Agreement, upon completion of the Mergers, subject to proration and certain specified exceptions, each outstanding share of Knight Class A common stock, par value $0.01 per share (“Knight Common Stock”) was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A common stock, par value $0.01 per share (“KCG Class A Common Stock”). Pursuant to the proration procedures provided in the Merger Agreement and taking into account the waiver by Jefferies LLC, Knight's largest stockholder before the Mergers, of its right to receive cash consideration with respect to certain of its shares, former Knight stockholders eligible for election received a cash payment of approximately $720.0 million.
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
Upon completion of the Mergers, Knight's stockholders received, in the aggregate, $720.0 million in cash and 41.9 million shares of KCG Class A Common Stock. After taking into account the election results and the shares of KCG Class A Common Stock issued to former unitholders of GETCO and former stockholders of Knight, 116.8 million shares (including unvested restricted stock units ("RSUs")) of KCG Class A Common Stock were outstanding as of July 1, 2013.
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP") based on, among other factors, the controlling ownership position of the former GETCO unitholders as of the closing of the Mergers. Under the purchase method of accounting, the assets and liabilities of Knight, as of July 1, 2013 were recorded at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG for the periods following the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

acquirer, the financial results for KCG for the nine months ended September 30, 2013 comprise third quarter results of KCG and the results of GETCO for the six months ended June 30, 2013. All periods prior to 2013 comprise solely the results of GETCO.
Prior to the Mergers, GETCO treated its investment in Knight as an available-for-sale security, which it recorded at fair value, with any gains or losses recorded in other comprehensive income within equity. On the acquisition date, as a result of the Mergers, the Company reversed the cumulative gain that it had recorded in other comprehensive income within equity and recognized a gain of $128.0 million in Investment income and other, net on its Consolidated Statements of Operations for the three and nine months ended September 30, 2013.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2012, at the exchange ratio, as defined in the Merger Agreement. See Footnote 15 "Earnings Per Share".
Purchase price and goodwill
The Knight acquisition was accounted for using the acquisition method of accounting. The aggregate purchase price of $1.37 billion was determined as the sum of the fair value of KCG shares issued to former Knight stockholders at closing; the fair value of Knight employee stock based awards attributable to periods prior to closing; and the fair value of the Knight Common Stock owned by GETCO and its subsidiaries immediately prior to the Mergers (and subsequently canceled in conjunction with the Mergers).
The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at July 1, 2013, the closing date of the Mergers. The Company has not yet completed all of its analyses to finalize the allocation of the purchase price to the Knight acquired assets and liabilities. The allocation of the purchase price may be modified over the measurement period, as more information is obtained about the fair values of assets acquired and liabilities assumed.
Tax treatment of the Mergers
The Company believes that the Mergers will be treated as a transaction described in Section 351 of the Internal Revenue Code, and both Knight and GETCO have received tax opinions from external legal counsel to that effect. Knight’s tax basis in its assets and liabilities therefore generally carries over to the Company following the Mergers. Upon completion of the Mergers, the Company became a corporation subject to U.S. corporate income taxes and, following the Mergers, the Company recorded deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Company recorded net deferred tax assets of $65.9 million with respect to recording Knight’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of tax net operating losses ('NOLs”) and other tax attributes acquired as a result of the Mergers, as described in Footnote 13 “Income Taxes”. These deferred tax assets are included in Other assets in the table below.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Identifiable Net Assets
Cash and cash equivalents	$509,133
Cash and securities segregated under federal and other regulations	203,045
Financial instruments owned	1,937,929
Securities borrowed	1,158,981
Receivable from brokers, dealers and clearing organizations	1,366,974
Fixed assets and leasehold improvements, net	84,596
Investments	106,353
Intangible assets	156,800
Assets within discontinued operations	5,607,063
Other assets	211,735
Total Assets	$11,342,609

Financial instruments sold, not yet purchased	$1,512,983
Collateralized financings	1,166,211
Payable to brokers, dealers and clearing organizations	635,914
Payable to customers	527,918
Accrued compensation expense	107,409
Accrued expenses and other liabilities	139,624
Liabilities within discontinued operations	5,518,168
Long-term debt	375,000
Total Liabilities	$9,983,227

Total identified assets acquired, net of assumed liabilities	1,359,382

Goodwill	13,753

Total Purchase Price	$1,373,135
Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows (dollars in thousands):

		Amortization
	Amount	Years
Technology	$110,000	5 years
Customer relationships	35,000	9 - 11 years
Trade names	4,000	10 years
Trading rights	7,800	7 years
Intangible assets	156,800
Goodwill	13,753
Total	$170,553
Goodwill has been primarily assigned to the Market Making segment of the Company. None of the goodwill is expected to be deductible for tax purposes; however, as described in Tax treatment of the Mergers above, Knight’s tax basis in its assets, including certain goodwill, has carried over to the Company as a result of the Mergers.
The Company recorded $1.2 million and $27.6 million of costs related to the Mergers for the three and nine months ended September 30, 2013, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Included in KCG results for the three months ended September 30, 2013 are results from the businesses acquired as a result of the Mergers as follows:

Three months ended September 30,
2013
Revenues	$240,805
Income from continuing operations, before income taxes	21,164

	Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma
	(in thousands, except per share amounts)

Revenue	$130,602	$(120,210)	$698,123	$1,099,518	$425,241	$677,955
Net income from continuing operations	9,807	(303,413)	138,316	(10,494)	24,556	(274,981)
Net income	9,807	(387,350)	137,532	(39,554)	24,556	(350,831)

Diluted earnings (loss) per share from continuing operations	$0.21	$(6.54)	$2.01	$(0.15)	$0.49	$(5.54)
Diluted earnings (loss) per share	$0.21	$(8.35)	$2.00	$(0.57)	$0.49	$(7.07)
The pro forma results are based on adding the pre-tax historical results of GETCO and Knight, and adjusting primarily for amortization of intangibles created in the Mergers, debt raised in conjunction with the Mergers and income taxes as if the Company was subject to U.S. corporate income taxes for all periods presented. The pro forma data assumes all GETCO units have been converted to KCG Class A Common Stock on January 1, 2012 and excludes any gain recognized on Knight Common Stock. The pro forma disclosures do not include adjustments to reflect the Company's operating costs or expected differences in the way funds generated by the Company are invested. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.
3. Significant Accounting Policies
Basis of consolidation and form of presentation
The accompanying unaudited Consolidated Financial Statements, prepared in conformity with GAAP, include the accounts of the Company and its subsidiaries and should be read in conjunction with the audited consolidated financial statements of GETCO for the year ended December 31, 2012 contained in the Current Report on Form 8-K filed by the Company on November 12, 2013 and in the Current Report on Form 8-K filed by the Company on July 1, 2013 and with the audited consolidated financial statements of Knight for the year ended December 31, 2012 in the Current Report on Form 8-K filed by Knight on May 13, 2013. All significant intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and have no effect on previously reported Consolidated Net income.
The Company consolidates all of its subsidiaries as well as any variable interest entity (“VIE”) for which it is considered to be the primary beneficiary. The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail below, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

significant to the VIE. As of September 30, 2013 and December 31, 2012, the Company was not considered to be a primary beneficiary of any VIE.
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
Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Trading revenue, net (trading gains, net of trading losses) are also recorded on a trade date basis.
Commissions (which includes commission equivalents earned on institutional client orders and commissions on futures transactions) and related expenses are also recorded on a trade date basis. Commissions earned by the Company’s FCM are recorded net of any commissions paid to independent brokers and are recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest Income	$3,992	$1,170	$6,022	$1,847
Interest Expense	(4,169)	(1,951)	(6,992)	(3,845)
Interest, net	$(177)	$(781)	$(970)	$(1,998)
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenue, net on the Consolidated Statements of Operations. Trading revenue, net includes dividend income and expense as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Dividend Income	$9,009	$288	$11,484	$1,049
Dividend Expense	$(6,899)	$(809)	$(8,035)	$(1,321)
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 6 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.
Collateralized agreements and financings
Collateralized agreements consist of securities borrowed and collateralized financings include securities loaned and financial instruments sold under agreements to repurchase.

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

Collateralized agreements related to Urban are recorded within Liabilities within discontinued operations on the Consolidated Statements of Financial Condition, and comprise:

•
Other secured financings, which represent contractual agreements used to finance financial instruments, are recorded at their contractual amount. These agreements are short-term in nature with durations of typically less than one month and bear interest at negotiated rates. Urban receives cash and pledges financial instruments to banks and other financial institutions as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks and other financial institutions may request additional collateral, if appropriate.

•	Liability to GNMA trusts, at fair value, represent the liability associated with Urban’s securitization of HECMs where the securitization does not meet the GAAP criteria for sale treatment.
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
Securitization activities
Urban, which KCG has entered into a definitive agreement to sell as described in Footnote 1 "Organization and Description of the Business" and Footnote 4 "Discontinued Operations", securitizes home equity conversion mortgages

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(“HECMs”) under its GNMA issuance authority. Securitization and transfer of financial assets to a third party are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, the Company believes that Urban has not met the GAAP criteria for relinquishing control over the transferred assets and therefore its securitizations fail to meet the GAAP criteria for sale accounting. As such, the Company continues to recognize the HECMs in Assets within discontinued operations, and the Company recognizes a corresponding liability to the GNMA trusts in Liabilities within discontinued operations on the Consolidated Statements of Financial Condition. The associated change in fair value of the securitized HECM loan inventory is recorded in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.
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
Prior to the Mergers, the Company had a strategic investment in Knight which was classified as available for sale securities. Any gain or losses in the fair value of this investment were recorded in Other comprehensive income (loss).
Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated fair value.
The Company maintains a non-qualified deferred compensation plan for certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.
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
Discontinued operations and Assets and Liabilities
Revenues and expenses associated with a business line that has been disposed of through closure or sale, or are considered held for sale, are included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of a disposal group classified as discontinued operations are included in Assets within discontinued operations and Liabilities within discontinued operations, respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable.
Payable to customers
Payable to customers arise primarily from futures transactions and include amounts due on cash and margin transactions. Due to their short-term nature, such amounts approximate fair value.
Treasury stock
The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity. The Company may obtain treasury stock through purchases in the open market or through privately negotiated transactions. Certain treasury stock repurchases represent shares of KCG Class A Common Stock repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses or, in certain instances, as inducement grants to new hires.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Foreign currency translation and foreign currency forward contracts
The Company has foreign subsidiaries that do not utilize the U.S. dollar as their functional currency.
Assets and liabilities of the foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive (loss) income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended September 30, 2013 and 2012, the Company recorded a loss of $0.1 million and a gain of $0.2 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of $1.3 million and a gain of $0.3 million, respectively.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive (loss) income on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.
Stock and unit based compensation
Stock and unit based compensation is measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, which is typically the vesting period. Expected forfeitures are considered in determining stock-based employee compensation expense.

The Company applies a non-substantive vesting period approach for stock-based awards related to KCG Class A Common Stock whereby the expense is accelerated for those employees and directors that receive options, stock appreciation rights ("SARs") and RSUs and are eligible to retire prior to the vesting of such awards.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Income taxes
Prior to the Mergers, GETCO and the majority of its subsidiaries were treated as partnerships or disregarded entities for U.S. income tax purposes and, accordingly, were not subject to federal income taxes. Instead, the former GETCO members were liable for federal income taxes on their proportionate share of taxable income. Upon completion of the Mergers, the Company became a corporation subject to U.S. corporate income taxes and, following the Mergers, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
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
The Company is principally involved with VIEs through Urban’s securitization of HECM loan inventory.  Urban sells HECM loans to GNMA trusts, which have the characteristics of a VIE, and Urban retains certain commitments and obligations to the GNMA trusts.  Urban's maximum exposure to loss is the value of its obligations as issuer and servicer of the GNMA trusts. Securitized HECM loan inventory variable interests are recorded in Assets and liabilities within discontinued operations.
The following table presents the Company’s nonconsolidated VIEs at September 30, 2013 (in thousands):

September 30, 2013
Securitized HECM loan inventory recorded within Assets within discontinued operations
Carrying value of the variable interests
Assets	$—
Liabilities	1,326
Maximum exposure to loss in nonconsolidated VIEs
Commitments	43,932
Purchased interests	—
The Company did not have any nonconsolidated VIEs at December 31, 2012.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In July 2013, the FASB issued an ASU to clarify the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is required for reporting periods beginning after December 15, 2013. Upon adoption, entities are required to apply the provisions of the ASU prospectively for all unrecognized tax benefits that exist at the adoption date, however, the ASU also indicates that retrospective application is permitted. The Company is currently evaluating the impact that such adoption will have on its Consolidated Financial Statements.
4. Discontinued Operations
In July 2013, the Company entered into an agreement to sell Urban, its reverse mortgage origination and securitization business that it acquired as a result of the Mergers, to an investor group. The transaction is expected to be completed in the fourth quarter of 2013. Completion of the sale is subject to certain customary conditions, including receipt of required regulatory approvals by GNMA, HUD, FNMA, and states and territories in which Urban operates and the absence of any law or order prohibiting the consummation of the sale of Urban. As a result, assets and liabilities related to Urban are classified as Assets within discontinued operations and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition as of September 30, 2013 and the results of operations have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three and nine months ended September 30, 2013.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

For the three and nine months ended September 30,
2013
Revenues	$22,114

Expenses:
Compensation	$8,379
Execution and clearance fees	2,840
Payments for order flow	5,286
Other expenses	6,873
Total Expenses	23,378

Pre-tax loss from discontinued operations	(1,264)
Income tax benefit	480
Loss from discontinued operations, net of tax	$(784)
Assets and liabilities within discontinued operations are presented in the following table (in thousands):

September 30, 2013
Assets within discontinued operations:
Cash and cash equivalents	$15,702
Securitized HECM loan inventory	5,841,664
Loan inventory	177,674
Receivable from brokers, dealers and clearing organizations	37,411
Other assets	25,848
Total assets	$6,098,299
Liabilities within discontinued operations:
Liability to GNMA trusts	5,803,859
Other secured financings	129,552
Payable to brokers, dealers and clearing organizations	8,538
Accrued compensation expense	4,717
Accrued expenses and other liabilities	59,358
Total liabilities	$6,006,024
The operations and cash flows of Urban will be eliminated from the ongoing operations of the Company as a result of the pending sale. The Company will not have significant continuing involvement in the operations of Urban after the sale is completed.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s FCM business and consist of the following (in thousands):

September 30, 2013
Cash and cash equivalents segregated under federal or other regulations	$216,442
Receivables from brokers, dealers and clearing organizations	282,650
Total assets segregated or held in separate accounts under federal or other regulations	$499,092
6.    Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,156,466	$—	$—	$2,156,466
Listed options	288,227	—	—	288,227
U.S. government and Non-U.S. government obligations	32,678	—	—	32,678
Corporate debt	46,606	—	—	46,606
Total Financial instruments owned, at fair value	2,523,977	—	—	2,523,977

Securities on deposit with clearing organizations (2)	160,369	—	—	160,369
Deferred compensation investments (3)	—	84	—	84
Investment in Deephaven Funds (3)	—	1,430	—	1,430
Assets within discontinued operations:				—
Securitized HECM loan inventory (4)	—	5,841,664	—	5,841,664
Loan inventory	—	177,674	—	177,674
Total fair value of financial instrument assets	$2,684,346	$6,020,852	$—	$8,705,198
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,848,729	$—	$—	$1,848,729
U.S. government obligations	29,441	—	—	29,441
Corporate debt	49,616	—	—	49,616
Listed options	229,721	—	—	229,721
Foreign currency forward contracts	—	5,431	—	5,431
Total Financial instruments sold, not yet purchased, at fair value	2,157,507	5,431	—	2,162,938
Liabilities within discontinued operations:
Liability to GNMA trusts, at fair value (4)	—	5,803,859	—	5,803,859
Total fair value of financial instrument liabilities	$2,157,507	$5,809,290	$—	$7,966,797
________________________________________

(1)	Equities of $1.22 billion have been netted by their respective CUSIP number and their long and short positions.

(2)
Securities on deposit with clearing organizations consist of U.S. government obligations and are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(3)	Deferred compensation investments and Investment in Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(4)
Represents HECMs that have been securitized into HECM Mortgage Backed Securities (“HMBS”) where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$378,933	$—	$—	$378,933
Listed options	92,305	—	—	92,305
U.S. government obligations and corporate bonds	68,765	—	—	68,765
Mutual funds - Bond Funds	114,872		—	114,872
Total Financial instruments owned, at fair value	654,875	—	—	654,875
Securities on deposit with clearing organizations	7,147		—	7,147
Investment - Knight preferred shares	199,632		—	199,632
Total fair value of financial instrument assets	$861,654	$—	$—	$861,654
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$423,740	$—	$—	$423,740
U.S. government obligations	19,056	—	—	19,056
Listed options	69,757	—	—	69,757
Total Financial instruments sold, not yet purchased, at fair value	512,553	—	—	512,553
Total fair value of financial instrument liabilities	$512,553	$—	$—	$512,553
___________________________________
(1) Equities of $5.9 million have been netted by their respective CUSIP number and their long and short positions.
The Company’s equities, listed options, U.S. government and non-U.S. government obligations, and rated corporate debt are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
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
The Company’s assets measured at fair value on a nonrecurring basis solely relates to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 10 “Goodwill and Intangible Assets” for additional information.
There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.
The Company’s loan inventory, foreign currency forward contracts , deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At September 30, 2013, the Company had foreign currency forward contracts with a notional value of 80.0 million British pounds that are used to hedge the Company’s investment in its European subsidiaries. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

KCG HOLDINGS, INC.
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
Investment in Deephaven Funds
Investment in Deephaven Funds represents the Company's residual investment in certain funds that were formerly managed by Deephaven Capital Management, a former Knight subsidiary. These investments are in the process of liquidation and are valued based upon the fair value of the underlying investments within such funds.
Loan inventory (within Assets within discontinued operations)
The Company’s loan inventory primarily comprises newly issued HECMs that Urban has originated or purchased and for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs. These instruments are recorded within Assets within discontinued operations on the Company's Consolidated Statements of Financial Condition.
Securitized HECM loan inventory (within Assets within discontinued operations)
Securitized HECM loan inventory comprises HECMs that Urban has securitized into HMBS. The Company has recorded the securitized loans within Assets within discontinued operations and a corresponding liability recorded as Liability to GNMA trusts, at fair value, within Liabilities within discontinued operations on its Consolidated Statements of Financial Condition. As of September 30, 2013 all of the HMBS created by the Urban have been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.
Derivative Instruments
Fair value of derivative instruments
The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.
Futures
During the normal course of business, the Company enters into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the fair value of derivative instruments and futures contract trading activities in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (fair value in thousands):

		September 30, 2013
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	$21	651	$62	244
Forward contracts (1)	Financial instruments owned, at fair value	—	—	5,431	2
Forward contracts (1)	Receivables from/Payables to brokers, dealers and clearing organizations	331	1	—	—
Equity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	1,442	3,059	595	1,046
Swap contracts	Receivables from/Payables to brokers, dealers and clearing organizations	230	1	—	—
Listed options	Financial instruments owned, at fair value	288,227	772,768	229,721	753,979
Fixed income
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	4,183	24,400	1,724	6,601
Commodity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	732	2,278	1,478	3,565
Total		$295,166	803,158	$239,011	765,437
(1) Designated as hedging instrument

		December 31, 2012
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	$8	500	$—	95
Forward contracts	Accrued expenses and other liabilities	—	—	110	1
Equity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	498	1,027	70	234
Swap contracts	Receivables from/Payables to brokers, dealers and clearing organizations	570	1	—	—
Listed options	Financial instruments owned, at fair value	92,305	199,324	69,757	196,804
Fixed income
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	3,474	42,143	5,043	61,398
Commodity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	428	1,385	410	1,824
Total		$97,283	244,380	$75,390	260,356

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		Gain (Loss) Recognized
	Financial Statements	For the three months ended September 30,
	Location	2013	2012
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$3,825	$4,493
Equity
Futures contracts	Trading revenues, net	17,461	10,724
Swap contracts	Trading revenues, net	1,884	1,985
Listed options (1)	Trading revenues, net	17,044	24,582
Fixed income
Futures contracts	Trading revenues, net	22,008	15,557
Commodity
Futures contracts	Trading revenues, net	18,774	8,792
		$80,996	$66,133
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive (loss)	$(4,948)	$—

(1)
Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Trading revenue, net on the Company’s Consolidated Statements of Operations.

		Gain (Loss) Recognized
	Financial Statements	For the nine months ended September 30,
	Location	2013	2012
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$9,243	$16,446
Equity
Futures contracts	Trading revenues, net	44,125	62,241
Swap contracts	Trading revenues, net	10,755	5,007
Listed options (1)	Trading revenues, net	63,322	41,455
Fixed income
Futures contracts	Trading revenues, net	64,211	66,573
Commodity
Futures contracts	Trading revenues, net	44,053	26,065
		$235,709	$217,787
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive (loss)	$(4,948)	$—

(1)
Realized gains and losses on listed options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Trading revenue, net on the Company’s Consolidated Statements of Operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Assets and Liabilities Subject to Netting
The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed options	$288,227	$—	$288,227	$—	$—	$288,227
Securities borrowed	1,370,921	—	1,370,921	1,329,508	—	41,413
Total Assets	$1,659,148	$—	$1,659,148	$1,329,508	$—	$329,640
Liabilities
Listed options	$229,722	$—	$229,722	$—	$5,064	$224,658
Securities loaned	543,451	—	543,451	533,266	—	10,185
Financial instruments sold under agreements to repurchase	595,029	—	595,029	595,022	—	7
Foreign currency forward contracts	5,431	—	5,431	—	—	5,431
Total Liabilities	$1,373,633	$—	$1,373,633	$1,128,288	$5,064	$240,281

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed options	$92,305	$—	$92,305	$—	$—	$92,305
Securities borrowed	52,261	—	52,261	50,717		1,544
Total Assets	$144,566	$—	$144,566	$50,717	$—	$93,849
Liabilities
Listed options	$69,757	$—	$69,757	$—	$1,393	$68,364
Total Liabilities	$69,757	$—	$69,757	$—	$1,393	$68,364

7.    Collateralized Transactions
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
The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving counterparty (in thousands):

	September 30, 2013	December 31, 2012
Collateral permitted to be delivered or repledged	$1,317,369	$50,717
Collateral that was delivered or repledged	1,210,408	50,717
Collateral permitted to be further repledged by the receiving counterparty	149,891	—

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The table below presents information about assets pledged by the Company (in thousands):

	September 30, 2013	December 31, 2012
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge (1)	$6,803,143	$52,261
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	732,481	—

(1)
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge includes $5.84 billion recorded within Assets within discontinued operations as of September 30, 2013.

8.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Receivable:
Clearing organizations and other	$1,096,308	$140,089
Securities failed to deliver	233,805	2,880
Total Receivable	$1,330,113	$142,969
Payable:
Clearing organizations and other	$564,592	$15,879
Securities failed to receive	101,586	8,306
Total Payable	$666,178	$24,185
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
9.    Investments
Investments comprise strategic investments, including limited partnership investments, deferred compensation investments related to employee and director deferred compensation plans and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Strategic investments:
Investments accounted for under the equity method	$82,476	$—
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	41,899	48,806
Total Strategic investments	124,375	48,806
Deferred compensation investments	84	—
Knight preferred shares	—	199,632
Investment in Deephaven Funds	1,430	—
Total Investments	$125,889	$248,438

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

10.    Goodwill and Intangible Assets
Goodwill is assessed for impairment annually or when events indicate that the amounts may not be recoverable. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assesses the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of KCG Class A Common Stock.
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
As discussed in Footnote 2 "Merger of GETCO and Knight", as a result of the Mergers, $156.8 million and $13.8 million in identifiable intangible assets and goodwill, respectively, were recorded by the Company.
No events occurred in the three or nine months ended September 30, 2013 or 2012 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
The following table summarizes the Company’s Goodwill by segment (in thousands):

	September 30, 2013	December 31, 2012
Market Making	$15,159	$4,645
Global Execution Services	3,239	—
Total	$18,398	$4,645
Intangible assets are amortized over their estimated remaining useful lives, the majority of which have been determined to range from four to 12 years. The weighted average remaining life of the Company’s intangible assets at September 30, 2013 and December 31, 2012 is approximately 7 years and 10 years, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	September 30, 2013	December 31, 2012
Market Making
Trading rights	$47,065	$42,635
Technology	52,791	3,488
Total	99,856	46,123
Global Execution Services
Customer relationships	34,139	—
Trade names	3,900	—
Technology	39,900	—
Total	77,939	—
Corporate and Other
Technology	14,250
Consolidated Total	$192,045	$46,123

		September 30, 2013	December 31, 2012
Customer relationships (1)	Gross carrying amount	$35,000	$—
	Accumulated amortization	(861)	—
	Net carrying amount	34,139	—
Trading rights (2)	Gross carrying amount	59,628	51,828
	Accumulated amortization	(12,563)	(9,193)
	Net carrying amount	47,065	42,635
Trade names (3)	Gross carrying amount	4,000	—
	Accumulated amortization	(100)	—
	Net carrying amount	3,900	—
Technology (4)	Gross carrying amount	115,580	5,580
	Accumulated amortization	(8,639)	(2,092)
	Net carrying amount	106,941	3,488
Total	Gross carrying amount	214,208	57,408
	Accumulated amortization	(22,163)	(11,285)
	Net carrying amount	$192,045	$46,123
________________________________________

(1)
Customer relationships relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life is approximately 10 years as of September 30, 2013. Lives may be reduced depending upon actual retention rates.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life is approximately 9 and 10 years as of September 30, 2013 and December 31, 2012, respectively.

(3)	Trade names relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life is approximately 10 years as of September 30, 2013.

(4)	The weighted average remaining life is approximately five and three years as of September 30, 2013 and December 31, 2012, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Amortization expense	$8,119	$1,380	$10,878	$4,139
As of September 30, 2013, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the three months ending December 31, 2013	$8,119
For the year ended December 31, 2014	32,477
For the year ended December 31, 2015	31,780
For the year ended December 31, 2016	31,082
For the year ended December 31, 2017	31,082
11.    Long-Term Debt
The carrying value and fair value of the Company's Long-term debt is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes	$—	$—	$15,000	$15,000
Senior Secured Notes	305,000	299,663	—	—
Credit Agreement	535,000	535,000	—	—
Convertible Notes	117,259	117,845	—	—
Total	957,259	952,508	15,000	15,000
Less: Current portion	235,000	235,000	—	—
Total Long-term debt	$722,259	$717,508	$15,000	$15,000
Notes Payable
In October 2011, the Company issued $15.0 million in notes to a single lender. The notes bore interest at 5.95% per annum, required no principal amortization over the term and were scheduled to mature in October 2018. The note agreement included certain covenants which required the Company, among other things, to maintain compliance with debt to net worth ratios, maintain minimum levels of liquid net assets and maintain minimum net capital levels in regulated subsidiaries. At December 31, 2012, the Company was in compliance with these covenants. In connection with the Mergers, on May 31, 2013, the Company provided irrevocable notice to the lender to prepay the notes. The $15.0 million in notes were subsequently repaid on July 1, 2013 along with accrued interest and a $3.0 million early termination payment.
Long-Term Debt in connection with Mergers
In connection with the Mergers, KCG entered into a series of debt agreement transactions. Described below are the details of these transactions.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

assumed all of the obligations of Finance LLC which comprised the Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
On July 1, 2013, KCG and certain subsidiary guarantors (the "Guarantors") under the First Lien Credit Facility, as defined below, entered into a Second Supplemental Indenture, whereby the Senior Secured Notes and the obligations under the Senior Secured Notes Indenture will be fully and unconditionally guaranteed on a joint and several basis by the Guarantors and are secured by second-priority pledges and second-priority security interests in, and mortgages on, the collateral securing the First Lien Credit Facility, subject to certain exceptions.
The Senior Secured Notes mature on June 15, 2018 and bear interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of September 30, 2013, the Company was in compliance with the covenants.
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
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provides for a future incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement. For the three months ended September 30, 2013, there were no borrowings made against the $50.0 million first lien senior secured revolving credit facility.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum. As of September 30, 2013, the interest rate was 5.75% per annum.
The First Lien Credit Facility matures on December 5, 2017. The First Lien Credit Facility requires an amortization payment of $235.0 million on 7/1/2014 followed by quarterly amortization payments of $7.5 million on each September 30, December 31, March 31 and June 30, with the balance due on maturity.
Optional prepayments of borrowings under the First Lien Credit Facility are permitted at any time, without premium or penalty, subject, however, to a 1% prepayment premium for optional prepayments of the First Lien Credit Facility made prior to July 1, 2014 with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the First Lien Credit Facility.
The First Lien Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of KCG's existing and future direct and indirect 100% owned domestic subsidiaries, other than certain subsidiaries including regulated broker-dealers and other regulated subsidiaries that, in each case, are not permitted to provide such guarantees under applicable law.
The First Lien Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, capital

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

expenditures and issuance of capital stock. It also contains financial maintenance covenants establishing a maximum consolidated first lien leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated tangible net worth.
The Company incurred issuance costs of $34.6 million in connection with the issuance of Senior Secured Notes and Credit Agreement. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the respective terms of the Senior Secured Notes and the Credit Agreement. Including issuance costs, the Senior Secured Notes and Credit Agreements have effective yields of 9.0% and 7.6%, respectively. Subsequent to September 30, 2013, the Company made a $200.0 million principal prepayment under the Credit Agreement. See Footnote 20 "Subsequent Events" for further discussion.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”), and Knight Capital Americas LLC ("KCA"), each of which are wholly-owned broker-dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “OCTEG-KCA Facility Agreement”) with a consortium of banks and financial institutions. The OCTEG-KCA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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
Borrowings under the OCTEG-KCA Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of September 30, 2013, there were no outstanding borrowings under the OCTEG-KCA Facility Agreement.
The borrowers will be charged a commitment fee at a rate of 0.35% per annum on the average daily amount of the unused portion of the OCTEG-KCA Facility Agreement.
The loans under the OCTEG-KCA Facility Agreement will mature on 6/6/2015. The OCTEG-KCA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by OCTEG or KCA, any of their respective subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The OCTEG-KCA Revolving Facility includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for each of OCTEG and KCA, a maximum total asset to total regulatory capital ratio for each of OCTEG and KCA, a minimum excess net capital limit for each of OCTEG and KCA, a minimum liquidity ratio for KCA, and a minimum tangible net worth threshold for KCG. As of September 30, 2013, the Company was in compliance with the covenants.
In connection with the OCTEG-KCA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and is being amortized over the term of the OCTEG-KCA Revolving Facility.
OCTEG and KCA shall each be obligated only with respect to the principal and interest of their own borrowings, and not the interest and principal of the other borrower's borrowings.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended.
The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. The Convertible Notes are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition.
As a result of the Mergers, on July 1, 2013, KCG became a party to the Company's existing $375.0 million Convertible Notes. On July 1, 2013, the Company delivered a notice (the “Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

•
The completion of the Mergers on July 1, 2013 and the results of the election of the holders of KCG Class A Common Stock to receive cash consideration for such KCG Class A Common Stock constitutes a “Fundamental Change";

•
Each holder of the Convertible Notes has the right to deliver a “Fundamental Change Repurchase Notice ” requiring Knight to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
The Company deposited with the paying agent an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent such Convertible Notes will cease to be outstanding.

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Knight's Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
On 8/5/2013, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. At 9/30/2013, $117.3 million remained in the Collateral Account which is included in Other assets on the Consolidated Statements of Financial Condition. See Footnote 20 "Subsequent Events" for a discussion of the consent solicitation related to the Collateral Account.
The Company recorded expenses with respect to the Long term debt as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest expense	$19,173	$688	$21,366	$1,134
Amortization of debt issuance cost (1)	2,007	103	2,479	152
Commitment fee (1)	267	390	9,204	390
Total	$21,447	$1,181	$33,049	$1,676

(1)	Included in Other expense.
12.    Stock-Based Compensation
KCG Equity Incentive Plan
The Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was established to provide long-term incentive compensation to employees and directors of the Company. As a result of the Mergers, on July 1, 2013, this plan was assumed by KCG and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan ("the KCG Plan"). At such time, the Knight Capital Group, Inc. 2009 Executive Incentive Plan was also assumed by KCG in connection with the Mergers and was renamed the KCG Holdings, Inc. Amended and Restated Executive Incentive Plan. As of July 1, 2013, the number of shares reserved for issuance under the KCG Plan was 20.7 million

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(based on a conversion ratio of one third of a share of KCG Class A Common Stock for each share of Knight Class A Common Stock).
The KCG Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, SARs, restricted stock and RSUs (collectively, the “awards”), as defined by the KCG Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the KCG Plan also limits the number of awards that may be granted to a single individual. The KCG Plan replaced prior Knight stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical Knight stock plans. However, the terms and conditions of any outstanding equity grants under the historical Knight stock plans are not affected.
As a result of the Mergers on July 1, 2013, each outstanding Knight stock option, whether vested or unvested, was automatically replaced with an option to purchase KCG Class A Common Stock equal to one third of the number of shares of Knight Common Stock subject to such original stock option immediately prior to the completion of the Mergers (rounded down to the nearest whole share of KCG Class A Common Stock). The exercise price per share of KCG Class A Common Stock is equal to the exercise price per share of Knight Common Stock subject to such Company stock option multiplied by three (rounded up to the nearest whole cent). Pursuant to the terms of the applicable Knight stock plans and award agreements, each option granted on or prior to December 19, 2012 immediately vested. There were no Knight stock options granted subsequent to December 19, 2012 through June 30, 2013.
As a result of the Mergers, each Knight restricted share granted after December 19, 2012 and each outstanding Knight RSU was replaced with a restricted share or restricted stock unit, as applicable, equal to one third of a share of common stock of KCG (rounded to the nearest whole share). Knight awards granted on or prior to December 19, 2012 (except for RSUs that vest based upon performance) automatically vested upon the completion of the Mergers. Knight awards granted after December 19, 2012 (and RSUs granted on or prior to December 19, 2012 that vest based on performance) will continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.
Restricted Shares and Restricted Stock Units
Eligible employees and directors may receive restricted shares and/or RSUs (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years and are subject to accelerated vesting, or continued vesting, following certain termination circumstances, in accordance with the applicable award documents. For certain restricted awards, the Company has the right to fully vest employees and directors upon retirement and in certain other circumstances.
The Company measures compensation cost related to restricted awards based on the fair value of KCG Class A Common Stock at the date of grant. Compensation expense from continuing operations relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax benefit on the Consolidated Statements of Operations are presented in the following table (in thousands):

For the three months ended September 30,
2013
Stock award compensation expense	$12,234
Income tax benefit	4,649

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes restricted awards activity, including awards related to employees working in businesses that are included within discontinued operations, for the three months ended September 30, 2013 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
July 1, 2013	—	$—
Conversion of outstanding Knight RSUs	3,251	11.22
Granted	6,004	10.58
Vested	(45)	11.07
Forfeited	(246)	11.45
Outstanding at September 30, 2013	8,963	$10.78
There is $79.6 million of unamortized compensation related to the unvested restricted awards outstanding at September 30, 2013. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 2.5 years.
Stock Options and Stock Appreciation Rights
The Company’s policy is to grant options for the purchase of shares of KCG Class A Common Stock and SARs to purchase or receive the cash value of shares of KCG Class A Common Stock, in each case at not less than market value. Options and SARs generally vest ratably over a three year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable award agreement. Options and SARs continue to vest following certain termination circumstances, in accordance with the applicable award agreements. Options and SARs are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon option exercises by its employees and directors. The Company may issue new shares or provide a cash payment upon SARs exercises by its employees.
The fair value of each option and SAR granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options and SARs are granted with exercise prices equal to or greater than the market value of the Company’s common stock at the date of grant as defined by the stock plans. The principal assumptions utilized in valuing options and SARs and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option or SAR; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option and SAR characteristics, including the effect of employee terminations.
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax benefit on the Consolidated Statements of Operations are as follows (in thousands):

For the three months ended September 30,
2013
Stock option and SAR compensation expense	$915
Income tax benefit	348

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes stock option and SAR activity and stock options exercisable for the three months ended September 30, 2013 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
July 1, 2013	—	$—
Conversion of outstanding Knight options	782	41.25
Granted at market value (1)	4,324	15.19
Exercised	—	—
Forfeited or expired	(79)	45.81
Outstanding at September 30, 2013 (1)	5,027	$18.76	$387	4.49
Exercisable at September 30, 2013	703	$40.74	$381	2.61
Available for future grants at September 30, 2013 *	6,327
* Represents both options and awards available for grant.
(1) Includes 1.7 million of SARs.
The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the three months ended September 30, 2013.
There is $7.2 million unamortized compensation related to unvested stock options and SARs outstanding at September 30, 2013. The cost of these unvested awards is expected to be recognized over a weighted average life of 2.2 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vest over time. The value of these incentive units is determined based on the same methodology used to value the GETCO Class B unit awards and the amount expensed is determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain. Given that the units vested in connection with the Mergers, the Company fully amortized the units as of June 30, 2013. The accelerated amortization of incentive units recorded during the nine months ended September 30, 2013 was $1.3 million. Deferred compensation payable at September 30, 2013 and December 31, 2012 related to incentive units was $3.0 million and $3.5 million, respectively, and is included in accounts Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the nine months ended September 30, 2013 (units in thousands):

	Vested	Unvested
Incentive units at January 1, 2013	24	45
Issued	1	12
Vested	53	(53)
Exercised	(22)	—
Canceled	(1)	(4)
Incentive units at September 30, 2013	55	—
Class B units
Prior to the Mergers, the Company granted membership unit awards to employees in the form of Class B units. Prior to 2012, these primarily consisted of non-voting units which vest three years from the grant date, provided certain conditions of employment and performance were met by the employee. In 2012, the Company changed the vesting of units granted in 2012 to an annual vesting of one-third of the units over the 3 year period. Upon termination of employment, the Company had the option to repurchase all or a portion of the units granted within six months. The purchase price for the unvested units was determined as a percentage of grant date fair value. The Company classified

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

these unit awards as equity as the employees received full membership rights with respect to allocation of income and participation in member distributions. In connection with the Mergers, all outstanding unvested Class B units vested on June 25, 2013. The accelerated amortization of Class B units recorded during the nine months ended September 30, 2013 was $9.4 million.
The following is a schedule of the changes in the Company’s unvested Class B units (units in thousands):

	Units	Weighted Average Grant Price
Unvested as of December 31, 2012	417	$89.99
Issued	58	73.54
Vested	(438)	87.86
Forfeited	(37)	89.28
Unvested as of September 30, 2013	—	$—
Class E units
In 2012, the Company also granted employees profit interests in the form of Class E units. Prior to 2012, Class E units primarily vested three years from the grant date. For units granted in 2012, the Company changed the vesting of Class E units to an annual vesting of one-third of the units over the three year period and provided the Company an option to repurchase the units at the end of 5 years. Class E units allowed for future appreciation in excess of the Company’s value over a certain strike price per unit and allocation of income once the units are vested. Upon the departure of an employee, the Class E units were forfeited whether vested or not, and if vested, the cash value of the Class E units above their strike price was paid to the employee. The Company classified these unit awards as equity. In connection with the Mergers all outstanding unvested Class E units vested on June 25, 2013 and were canceled for no consideration. The accelerated amortization of the Class E units recorded during the three and nine months ended September 30, 2013 was $0 and $3.5 million, respectively.
The following is a schedule of the changes in the Company’s unvested Class E units (units in thousands):

	Units	Weighted Average Grant Price
Unvested as of December 31, 2012	476	$36.78
Issued	—	—
Vested	(442)	37.24
Forfeited	(34)	30.89
Unvested as of September 30, 2013	—	$—
Compensation expense (benefit) related to the Class B, Class E and Incentive units, all of which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Class B and E units	$—	$5,429	$19,860	$9,124
Incentive units	(875)	368	1,428	788
Total	$(875)	$5,797	$21,288	$9,912
13.   Income Taxes
Following the Mergers, the Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns. Prior to the Mergers, GETCO and the majority of its subsidiaries were treated as partnerships or disregarded entities for U.S. income tax purposes and, accordingly, were not subject to federal income taxes. Instead, former GETCO members were liable for federal income taxes on their proportionate share of taxable income; however, certain subsidiaries were subject to corporate income taxes related to the taxable income generated by their operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Upon completion of the Mergers, the Company became subject to U.S. corporate income taxes. As described in Footnote 2 “Merger of GETCO and Knight”, following the Mergers the Company recorded $65.9 million of deferred tax assets as a result of recording Knight’s assets and liabilities under the purchase method of accounting as well as recording the value of Knight’s NOLs and tax credit carryforwards as described below.
As a result of the Company becoming subject to U.S. corporate income taxes, the Company also recorded a nonrecurring $103.5 million deferred tax benefit and corresponding deferred tax asset relating to GETCO's existing tax attributes. This deferred tax asset primarily relates to differences between GETCO’s book and tax bases in its intangible assets and its strategic investments.
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

U.S. federal statutory income tax (benefit) expense	$41,949	$5,114	$12,543	$12,224
Income not subject to U.S. corporate income tax	(44,790)	(3,515)	(14,071)	(9,801)
U.S. state and local income taxes, net of U.S. federal income tax effect	(391)	533	82	825
Deferred tax benefit resulting from the Company becoming subject to U.S. corporate income taxes	(103,499)	—	(103,499)	—
Nondeductible charges (1)	(1,114)	74	(944)	166
Foreign taxes	—	2,581	3,559	6,958
Other, net	78	18	(148)	(4)
Income tax (benefit) expense	$(107,767)	$4,805	$(102,478)	$10,368
(1) Nondeductible charges include nondeductible compensation and meals and entertainment.
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
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its federal deferred tax assets in the future, and therefore no valuation allowance has been recorded at September 30, 2013. Management believes that positive evidence including the Company's history of sustainable profitability, and its forecasts of future profitability outweighs the negative evidence. Also, a significant portion of Knight’s customer base has remained unchanged and the overall businesses acquired as a result of the Mergers are profitable, and the Company does not expect losses to recur. The Company has recorded a full valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.
Included in the Company’s deferred tax assets are benefits associated with NOL carryforwards generated by Knight in periods prior to the Mergers. At September 30, 2013, the Company had projected overall U.S. federal NOL carryforwards of $89.2 million. The Company recorded a related deferred income tax asset for its NOLs of $31.2 million as of September 30, 2013, and an offsetting valuation allowance of $6.8 million which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.
In accordance with Section 382 of the Internal Revenue Code, a change in equity ownership of greater than 50% of a corporation within a three-year period results in an annual limitation on the corporation’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of the Mergers as well as prior ownership changes, Knight experienced ownership changes under Section 382 and as a result, the rate of

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

utilization of NOL carryforwards generated by Knight may be limited. The Company does not believe these limitations will have a significant effect on the Company's ability to utilize its anticipated federal NOL carryforward. The Company's U.S. federal NOL carryforwards will begin to expire in 2019.
At September 30, 2013 the Company recorded a valuation allowance for substantially all of its state and local NOL carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At September 30, 2013, the Company had non-U.S. NOL carryforwards of $68.7 million which were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $17.9 million for these NOL carryforwards as of September 30, 2013, along with an offsetting U.S. federal deferred tax liability of $17.9 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely. At September 30, 2013 the Company had tax credit carryforwards which were generated by Knight in periods prior to the Mergers, comprising foreign tax credit carryforwards of $3.2 million (and an offsetting valuation allowance of $1.6 million), general business credit carryforwards of $2.5 million and alternative minimum tax credit carryforwards $6.8 million.
At September 30, 2013, the Company had $1.4 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized.
As of September 30, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non U.S. income tax examinations for the tax years 2007 through 2012. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2012. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.
14. Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated other comprehensive loss, net of tax by component for the nine months ended September 30, 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance January 1, 2013	$114,319	$—	$114,319
Other comprehensive income	13,604	(5,098)	8,506
Reclassification of gain on investment in Knight Common Stock	(127,972)	—	(127,972)
Net current-period other comprehensive loss	(114,368)	(5,098)	(119,466)

Balance September 30, 2013	$(49)	$(5,098)	$(5,147)
15. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income from continuing operations by the weighted average shares of KCG Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and warrants were exercised and restricted awards were to vest.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The number of such options, warrants and SARs excluded was approximately 28.8 million for the three and nine months ended September 30, 2013. The computation of diluted shares can vary among periods due in part to the change in the average price of KCG Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,
	2013		2012
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$227,621	114,113	$9,807	46,411
Effect of dilutive stock based awards		660		—
Income from continuing operations and shares used in diluted calculations	$227,621	114,773	$9,807	46,411
Basic earnings per share from continuing operations		$1.99		$0.21
Diluted earnings per share from continuing operations		$1.98		$0.21

	For the nine months ended September 30,
	2013		2012
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$138,316	68,632	$24,556	49,619
Effect of dilutive stock based awards		223		—
Income from continuing operations and shares used in diluted calculations	$138,316	68,855	$24,556	49,619
Basic earnings per share from continuing operations		$2.02		$0.49
Diluted earnings per share from continuing operations		$2.01		$0.49
The number of shares used to calculate EPS for 2012 are GETCO units converted into KCG shares using an exchange ratio as detailed in the Merger Agreement.
16. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded for the three and nine months ended September 30, 2013 or 2012.
17. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company and Knight are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of the litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As previously disclosed in Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company's broker-dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted in Knight's Form 10-K for the year ended December 31, 2012, Knight has since been named in two putative class actions and one derivative lawsuit relating to the technology issue and has received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the "August 6, 2012 recapitalization").
After the announcement on December 19, 2012 of the signing of the Merger Agreement Knight, GETCO, GA-GTCO, as well as the individual members of Knight's Board of Directors prior to the Mergers (the “Individual Defendants”), were named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Mergers. The lawsuits generally allege, among other things, that the Mergers failed to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO and GA-GTCO. The lawsuits, among other things, seek to enjoin the defendants from completing the Mergers on the agreed-upon terms, rescission of the Mergers (to the extent the Mergers have already been consummated), monetary relief and attorneys' fees and costs.
While the Company is currently unable to predict the outcome of any possible litigation related to the technology issue, the August 6, 2012 recapitalization, or the Mergers, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company's financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against such litigation.
Legal
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. More specifically, the plaintiff alleges that defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a class of Knights stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed as of August 2013, and the Company is awaiting a decision.
As noted above, Knight received several demand letters requesting that it commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that it produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6 recapitalization.
Mergers Litigation
Delaware Litigation. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ann Jimenez McMillan v. Thomas M. Joyce, et al., Case No. 8163-VCP. The complaint names as defendants Knight, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, and agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that Knight, GETCO, and GA-GTCO, LLC aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Chrislaine Dominique v.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Thomas M. Joyce, et al., Case No. 8159-VCP. The complaint names as defendants Knight, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO, and agreeing to a number of improper deal protection devices, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that Knight and GETCO aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On January 31, 2013, the Court of Chancery consolidated for all purposes the McMillan and Dominique actions into a single action captioned In re Knight Capital Group, Inc. Shareholder Litigation, C.A. No. 8159-VCP. On March 5, 2013, the co-lead plaintiffs in the Delaware Consolidated Action filed an amended complaint and motions for expedited discovery and a preliminary injunction. In addition to the allegations in the initial complaints, the Delaware amended complaint contains allegations that the Knight Board of Directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Company's Preliminary Form S-4, filed with the SEC on February 13, 2013 (the “Preliminary Proxy”).
New Jersey Litigation. On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned Charles Bryan v. Knight Capital, et al., Case No. HUD-C-001-13. The complaint names as defendants Knight, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs.
On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned James Ward v. Knight Capital, et al., Case No. HUD-C-0003-13. The complaint names as defendants Knight, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On February 20, 2013, Knight moved to dismiss or, in the alternative, stay the New Jersey actions in deference to the first-filed Delaware actions. The New Jersey court granted the motion on March 28, 2013, and ordered that the New Jersey actions be stayed for all purposes in deference to the first-filed Delaware actions.
New York Litigation. On January 15, 2013, Knight, the Individual Defendants, GETCO, GA-GTCO, LLC and General Atlantic were named as defendants in an action entitled Joel Rosenfeld v. Thomas M. Joyce, et al., Case No. 6540147/2013, in the Supreme Court of the State of New York (New York County). The plaintiff, Joel Rosenfeld, is one of the stockholders mentioned above who previously sent Knight a derivative demand letter. Generally, this complaint asserts both derivative and class action claims. First, it purports to assert derivative claims, which allege, among other

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

things, that the seven Knight directors who were serving as of August 1, 2012 breached their fiduciary duties and wasted corporate assets by failing to erect and oversee effective safeguards to prevent against technology issues, such as the one that occurred on August 1, 2012, for which Knight incurred a realized pre-tax loss of approximately $457.6 million. Second, it asserts putative class action claims resulting from the proposed Mergers for (1) breach of fiduciary duty against the Individual Defendants; and (2) aiding and abetting the purported breach of fiduciary duty against GETCO, GA-GTCO, LLC, and General Atlantic. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by approving the Mergers at an inadequate price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight, and that certain of Knight's directors have conflicts of interest in connection with the transaction, including that certain directors sought to enter into the transaction to avoid potential liability relating to the derivative claims asserted in the complaint. With respect to the merger claims, the plaintiff seeks, among other things, to enjoin the proposed Mergers, rescission of the proposed Mergers (to the extent they have already been consummated) and attorneys' fees. With respect to the derivative claims, the plaintiff seeks, among other things, an order requiring the Knight directors who were serving as of August 1, 2012 to pay restitution and/or compensatory damages in favor of Knight and/or the proposed class of Knight stockholders. On March 14, 2013, the plaintiff filed an amended complaint, which, in addition to the allegations in the initial complaint, contains allegations that the Knight Board of Directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Preliminary Proxy. On March 21, 2013, the plaintiff moved by order to show cause for expedited discovery in support of his claims. The New York court issued an order on March 25, 2013, setting a hearing on the plaintiff's motion for April 4, 2013. On March 28, 2013, the parties in the New York action reached an agreement with respect to the matters raised in the plaintiff's motion and other aspects of the action, and as a result, on March 29, 2013, the plaintiff withdrew his motion for expedited discovery. On April 9, 2013, the New York court granted permission for the plaintiff to withdraw his motion.
As previously disclosed in the Current Report on Form 8-K filed by Knight on June 14, 2013, on June 10, 2013, the defendants entered into a memorandum of understanding with the plaintiffs in the Delaware shareholder actions and New York shareholder action regarding the settlement of those actions. In connection with the settlement, Knight and GETCO agreed to make supplemental disclosures to the joint proxy statement/prospectus filed with the SEC on May 28, 2013 (the “Proxy Statement”). In addition, Knight and GETCO agreed to make certain revisions to Knight's risk committee charter, as well as to KCG's risk committee charter.
The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Knight's former stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Knight's former stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Delaware Court of Chancery for an award of attorneys' fees and expenses to be paid by KCG. There can be no assurance that the parties will enter into a stipulation of settlement, or that the court will approve any proposed settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
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
Regulatory
As previously discussed in Knight's public filings, on August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning Knight and KCA on August 29, 2012.
On October 16, 2013, KCA reached a settlement with the SEC relating to the August 1, 2012 technology issue as described further in Footnote 20 "Subsequent Events".
The full amount of this settlement had been accrued on Knight's July 1, 2013 balance sheet acquired by the Company.
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
In the second quarter of 2012, Knight recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, Knight would recover a portion of its pre-tax trading losses. The Accommodation Program was approved by the SEC on March 22, 2013 which would allow Nasdaq to compensate market participants for certain claims related to system difficulties in connection with the Facebook IPO in an amount not to exceed $62.0 million. On April 2, 2013, Knight submitted an accommodation claim to Nasdaq totaling approximately $13.0 million comprising approximately $2.6 million which would be reimbursed to customers and approximately $10.4 million to be retained by Knight (related to customer trades which had previously been reimbursed to customers by Knight). On October 25, 2013, Nasdaq provided the Company with notice that it had completed its review of the Company’s accommodation claim.  In its notice, Nasdaq provided the details relating to its analysis and the amounts that Nasdaq was prepared to compensate the Company. The amount proposed by Nasdaq was approximately 17% less than the claimed amount submitted by the Company under the Accommodation Program.  The Company is in the process of reviewing the details of Nasdaq’s analysis.
Lease and Contract Obligations
Capital Leases
During 2012, the Company entered into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At September 30, 2013, the obligations have a weighted-average interest rate of 3.85% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at September 30, 2013 consist of (in thousands):

Minimum Payments
Through December 31, 2013	$2,885
2014	8,222
2015	2,072
Total	$13,179

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The total interest expense related to capital leases for the three and nine months ended September 30, 2013 and 2012 included in the Consolidated Statements Operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest expense - Capital leases	$151	$285	$602	$1,135
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $5.6 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. Rental expense from continuing operations under the office leases was $10.4 million, and $6.4 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of September 30, 2013, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Three months ending December 31, 2013	$8,014	$525	$7,489
Year ending December 31, 2014	30,170	1,868	28,302
Year ending December 31, 2015	28,346	1,494	26,852
Year ending December 31, 2016	27,877	1,464	26,413
Year ending December 31, 2017	27,262	1,541	25,721
Thereafter through December 31, 2027	108,318	358	107,960
Total	$229,987	$7,250	$222,737
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At September 30, 2013, the Company had provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
Urban has floating rate HECMs which provide borrowers additional borrowing capacity of approximately $726.0 million as of September 30, 2013. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance generally available on a scheduled payments basis.
18.    Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
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
The Company, through its FCM, also provides execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at September 30, 2013 were adequate to minimize the risk of material loss that could be created by positions held at that time.
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
19.    Business Segments
As of September 30, 2013, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and/or options markets across global equities, fixed income, commodities and foreign currencies. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client direct and exchange-based electronic market making activities, including trade executions as an equities DMM on the NYSE and NYSE Amex. The Company is an active participant in all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the AIM of the London Stock Exchange.
The Global Execution Services segment provides agency execution services and operates trading venues. This segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment; however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services includes high touch equity sales and trading (including exchange traded funds ("ETFs")) aided by its network of sales employees. This segment also facilitates client orders through program, block, and riskless principal trades. Additionally, the Global Execution Services segment includes the FCM business, which provides clients with futures execution and clearing services on major U.S. and European futures and options exchanges.
The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments, including the gain recognized on Knight Common Stock. The Corporate and Other segment also houses functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended September 30, 2013:
Revenues	$240,110	$91,366	$136,343	$467,819
Pre-tax earnings	47,853	(16,354)	88,355	119,854
Total assets	3,882,763	1,426,824	1,885,408	7,194,995
For the three months ended September 30, 2012:
Revenues	$107,672	$9,258	$13,672	$130,602
Pre-tax earnings	8,214	(1,120)	7,518	14,612
Total assets	1,507,881	25,934	239,490	1,773,305
For the nine months ended September 30, 2013:
Revenues	$455,678	$113,701	$128,744	$698,123
Pre-tax earnings	55,608	(21,248)	1,478	35,838
Total assets	3,882,763	1,426,824	1,885,408	7,194,995
For the nine months ended September 30, 2012:
Revenues	$383,203	$27,248	$14,790	$425,241
Pre-tax earnings	37,976	(3,839)	787	34,924
Total assets	1,507,881	25,934	239,490	1,773,305
Total Assets for September 30, 2013 do not include Assets within discontinued operations of $6.1 billion.
20.    Subsequent Events
Consent Solicitation and Credit Agreement Amendment
On September 30, 2013, the Company commenced a consent solicitation with respect to its outstanding Senior Secured Notes. The Company solicited consents from registered holders (“Holders”) of the Senior Secured Notes to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the guarantors. The amendment was sought to permit the Company to use the funds on deposit in the Collateral Account previously set aside to purchase the Convertible Notes to repay a portion of the principal amount of the borrowings under the Credit Agreement.
On October 15, 2013, the Company announced that it had received consents from the Holders of $304.0 million in aggregate principal amount of the Senior Secured Notes, representing 99.68% of the total aggregate principal amount, which met the consent threshold requirement under the Senior Secured Notes Indenture.
As a result, the Company entered into the Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment prior to maturity of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
In connection with the consent solicitation and the Third Supplemental Indenture, the Company entered into an Amendment to its Credit Agreement with the consent of the requisite percentage of lenders under its First Lien Credit Facility. The Credit Agreement Amendment permits the Company to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility from time to time for a period of 60 days following the effective date of the Credit Agreement Amendment out of the cash set aside in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility for repayments of the Convertible Notes, after which period the remaining cash in that cash collateral account will be required to be used to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. The Credit Agreement Amendment also permits the purchase, redemption or repayment prior to maturity of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash. See “Principal prepayment under Credit Agreement” for a discussion of the prepayment.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In conjunction with the consent solicitation, the Company paid $2.8 million to the Holders and its investment bank. This amount will be included within Other assets on the Consolidated Statements of Financial Condition and will be amortized over the remaining life of the Senior Secured Notes.
Principal prepayment under Credit Agreement
On October 23, 2013, the Company made a $200.0 million principal prepayment under the Credit Agreement. Under the terms of the Credit Agreement, an amortization payment of $235.0 million is due on July 1, 2014, followed by amortization payments of $7.5 million each quarter beginning September 30, 2014 until maturity on December 5, 2017. The $200.0 million principal prepayment reduces the first $235.0 million amortization payment under the First Lien Credit Facility to $35.0 million.
A portion of the $200.0 million was drawn from $117.8 million in cash held in the Collateral Account, which was recorded in Other assets on the Consolidated Statements of Financial Condition at September 30, 2013. As mentioned above, the Company secured the consents necessary from creditors to use the cash in the cash collateral account for the repayment. The remainder of the $200.0 million was paid out of available cash.
Settlement with SEC
As mentioned in Footnote 17 "Commitments and Contingent Liabilities", on October 16, 2013, KCA reached a settlement with the SEC relating to the August 1, 2012 technology issue.
KCA, without admitting or denying the findings, consented to the issuance of an administrative Order relating to controls and procedures required by Section 15(c)(3) of the Securities Exchange Act of 1934 and SEC Rule 15c3-5 (the “Market Access Rule”), and Rules 200(g) and 203(b) of Regulation SHO (the “Short Sale Rules”). Under the terms of the settlement, KCA was censured, paid a civil penalty in the sum of $12.0 million and is required to cease and desist from committing future violations of the Market Access Rule and the Short Sale Rules. KCA must also retain an independent consultant to conduct a comprehensive review of KCA’s compliance with the Market Access Rule. The settlement resolves the SEC’s investigation relating to the August 1, 2012 technology issue. The full amount of this settlement had been accrued on Knight's July 1, 2013 balance sheet acquired by the Company and included in Accrued expenses and other liabilities on the September 30, 2013 Consolidated Statements of Financial Condition. The foregoing description of the settlement is qualified in its entirety by the full text of the SEC’s Order which is incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 16, 2013.
Reduction in force
On October 22, 2013, in connection with post-closing merger integration and rationalization of redundancies across the combined firms, the Company commenced a workforce reduction plan. The workforce reduction plan impacted approximately 5% of the Company’s global workforce, all of whom have been notified. The Company currently estimates that it will recognize a pre-tax charge in connection with the workforce reduction of approximately $9.4 million during the fourth quarter of 2013. The charge is expected to consist of severance, other one-time termination benefits, and other associated costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Explanatory Note
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp., a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG”), with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Mergers, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
All references herein to the "Company", "we", "our" or "KCG" relate solely to KCG and not "Knight". All references to "GETCO" relate solely to GETCO Holding Company, LLC and not KCG.
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the third quarter of 2013 comprise three months of results of KCG, while the results for the nine months ended September 30, 2013 comprise third quarter KCG results and GETCO only results for the first half of 2013. All periods prior to 2013 comprise solely the results of GETCO.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2012, at the exchange ratio, as defined in the Merger Agreement.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with respect to the Mergers, the Current Report on Form 8-K filed by KCG on July 1, 2013 with the SEC and the Current Report on Form 8-K filed by KCG on August 9, 2013, the Current Report on Form 8-K filed by KCG on November 12, 2013 and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.
Introduction
The following discussion of our results of operations should be read in conjunction with our or GETCO's audited Consolidated Financial Statements and notes for the year ended December 31, 2012 contained in the Registration Statement on Form S-4 filed by KCG with respect to the Mergers and the Current Report on Form 8-K filed by KCG on July 1, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in the Registration Statement on Form S-4 filed by KCG with respect to the Mergers and the Current Report on Form 8-K filed by KCG on August 9, 2013. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in the Form 8-K filed by KCG on August 9, 2013.
Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and “Risk Factors” in Part II and the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the Mergers, including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions; (ii) the August 1, 2012 technology issue that resulted in the Knight's broker-dealer subsidiary, Knight Capital Americas LLC ("KCA"), sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company's capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the cost and risks associated with the sale of Knight's institutional fixed income sales and trading business, the pending sale of the Company's reverse mortgage origination and securitization business and the departure of the managers of the Company's listed derivatives group; (iv) the Company's ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO; (v) changes in market structure, legislative, regulatory or financial reporting rules; (vi) past or future changes to the Company's organizational structure and management; and (vii) the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. The list above is not exhaustive. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein.
Readers should carefully review the risks and uncertainties disclosed in the Company's reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” in the Company's Current Report on Form 8-K filed on August 9, 2013, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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
Executive Overview
We are a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The firm combines advanced technology with exceptional client service across market making, agency execution and trading venues. KCG has multiple access points to trade global equities, fixed income, currencies and commodities via voice or automated execution.
On December 19, 2012, Knight, GETCO and GA-GTCO, LLC, an affiliate of GETCO entered into the Merger Agreement. The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO became wholly-owned subsidiaries of KCG.
Pursuant to the Merger Agreement, upon completion of the Mergers subject to proration and certain specified exceptions, each outstanding share of Knight Class A common stock, par value $0.01 per share ("Knight Common Stock") was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A Common Stock. Pursuant to the proration procedures provided in the Merger Agreement and taking into account the waiver by Jefferies LLC, Knight's largest stockholder before the Mergers, of its right to receive cash consideration with respect to certain of its shares, former Knight stockholders eligible for election received a cash payment of approximately $720.0 million.
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
Upon completion of the Mergers, Knight's stockholders received, in the aggregate, $720.0 million in cash and 41.9 million shares of KCG Class A Common Stock. After taking into account the election results and the shares of KCG Class A Common Stock issued to former unitholders of GETCO and stockholders of Knight, 116.8 million shares (including unvested restricted stock units ("RSUs")) of KCG Class A Common Stock were outstanding as of July 1, 2013.

The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP"). Under the purchase method of accounting, the assets and liabilities of Knight will be recorded, as of completion of the Mergers, at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG following completion of the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer under GAAP, all historical financial information will be of GETCO.
Results of Operations
As of September 30, 2013, our operating segments comprised the following:

•
Market Making—Our Market Making segment principally consists of market making in the cash, futures and/or options markets across global equities, fixed income, commodities and foreign currencies. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client direct and exchange-based electronic market making activities, including trade executions as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex. We are an active participant in all major global equity and futures exchanges and also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.

•
Global Execution Services— Our Global Execution Services segment is principally comprised of agency execution services and trading venues. We offer access via our electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment; however, we will commit capital on behalf of clients as needed, and generally earn commissions for acting as agent between the principals to the trade. Global Execution Services includes equity sales and trading (including exchange traded funds ("ETFs")). This segment also facilitates client orders through program, block and riskless principal trades. Additionally, the Global Execution Services segment includes our futures commission merchant ("FCM") business, which provides clients with futures execution and clearing services on major U.S. and European futures and options exchanges.

•
Corporate and Other— Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. Our Corporate and Other segment also houses functions that support our other segments such as self-clearing services, including stock lending activities.

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns.  To the extent management and our Board of Directors determine a business may return a higher value to stockholders through a divestiture, or is no longer core to our strategy, management may pursue a sale process.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Market Making
Revenues	$240,110	$107,672	$455,678	$383,203
Expenses	192,257	99,458	400,070	345,227
Pre-tax earnings	47,853	8,214	55,608	37,976
Global Execution Services
Revenues	91,366	9,258	113,701	27,248
Expenses	107,720	10,378	134,949	31,087
Pre-tax loss	(16,354)	(1,120)	(21,248)	(3,839)
Corporate and Other
Revenues	136,343	13,672	128,744	14,790
Expenses	47,988	6,154	127,266	14,003
Pre-tax earnings	88,355	7,518	1,478	787
Consolidated
Revenues	467,819	130,602	698,123	425,241
Expenses	347,965	115,990	662,285	390,317
Pre-tax earnings	$119,854	$14,612	$35,838	$34,924
Totals may not add due to rounding.
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of professional fees related to the Mergers and fees related to Knight's August 1, 2012 technology issue. In conjunction with the Mergers, there were certain change in control and other provisions to our unit plans that required full vesting and thus the acceleration of expenses related to our unit-based awards. The Company also recorded compensation expense related to a reduction in workforce including the departure of the ETF management team, writedowns of assets and lease loss accrual, losses from strategic asset impairments as well as gains from its strategic investments.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three and nine months ended September 30, 2013 and 2012.

The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Three months ended September 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$47,853	$(16,354)	$88,355	$119,854
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Compensation and other expenses related to reduction in workforce	2,309	15,132	—	17,441
Professional and other fees related to Mergers and August 1st technology issue	—	—	7,269	7,269
Writedown of assets and lease loss accrual	108	—	828	936
Adjusted pre-tax earnings	$50,270	$(1,222)	$(31,520)	$17,528
Totals may not add due to rounding

Three months ended September 30, 2012	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$8,214	$(1,120)	$7,518	$14,612
Investment gain	—	—	(11,354)	(11,354)
Adjusted pre-tax earnings	$8,214	$(1,120)	$(3,836)	$3,258
Totals may not add due to rounding

Nine months ended September 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$55,608	$(21,248)	$1,478	$35,838
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Professional and other fees related to Mergers and August 1st technology issue	—	—	44,398	44,398
Compensation and other expenses related to reduction in workforce	6,264	15,997	—	22,261
Unit based compensation acceleration due to Mergers	—	—	22,031	22,031
Strategic asset impairment	—	—	9,184	9,184
Writedown of assets and lease loss accrual	108	—	4,525	4,633
Adjusted pre-tax earnings	$61,980	$(5,251)	$(46,356)	$10,373
Totals may not add due to rounding

Nine months ended September 30, 2012	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$37,976	$(3,839)	$787	$34,924
Investment gain	—	—	(11,354)	(11,354)
Adjusted pre-tax earnings	$37,976	$(3,839)	$(10,567)	$23,570
Totals may not add due to rounding
A summary of the changes in results and balances follows. Please note that variances and reasons for variances primarily relate to the accounting acquisition of Knight by GETCO on July 1, 2013, and, as such, the third quarter 2013 is the only period that reflects this acquisition.

Consolidated revenues for the three months ended September 30, 2013 increased $337.2 million from the same period a year ago, while consolidated expenses increased $232.0 million. Consolidated pre-tax earnings from continuing operations for the three months ended September 30, 2013 was $119.9 million as compared to consolidated pre-tax earnings of $14.6 million for the same period a year ago.
Adjusted pre-tax earnings increased from $3.3 million in the third quarter of 2012 to $17.5 million in the third quarter of 2013.
Consolidated revenues for the nine months ended September 30, 2013 increased $272.9 million, from the same period a year ago, while consolidated expenses increased $272.0 million. Consolidated pre-tax earnings from continuing operations for the nine months ended September 30, 2013 was $35.8 million as compared to consolidated pre-tax earnings of $34.9 million for the same period a year ago.
Adjusted pre-tax earnings decreased 56.0% from $23.6 million in the first three quarters of 2012 to $10.4 million in the first three quarters of 2013.
Consolidated pre-tax earnings for the three and nine months ended September 30, 2013 include $102.3 million and $25.5 million, respectively, of gain on the investment in Knight Common Stock offset, in part by merger related expenses for compensation and professional fees, August 1st related professional fees, strategic asset impairment as well as writedowns of assets. Detailed breakdown of these expenses can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the three and nine months ended September 30, 2012 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended September 30, 2013 was $50.3 million, compared to adjusted pre-tax earnings of $8.2 million for the comparable period in 2012. Our adjusted pre-tax earnings from Market Making for the nine months ended September 30, 2013 was $62.0 million, compared to adjusted pre-tax earnings of $38.0 million for the comparable period in 2012. Results for the current quarter were aided by strong revenue capture, improvements in trading strategies and order routing efficiencies offset, in part, by lower volumes and volatility.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended September 30, 2013 was a loss of $1.2 million, compared to adjusted pre-tax loss of $1.1 million from the comparable period in 2012. Our adjusted pre-tax earnings from Global Execution Services for the nine months ended September 30, 2013 was a loss of $5.3 million, compared to adjusted pre-tax loss of $3.8 million from the comparable period in 2012. The Global Executions Services segment had solid results from KCG Hotspot and KCG Bondpoint as well as KCG EMS, which includes Knight Direct and GETAlpha. Global Execution Services in general was affected by seasonally slow volumes and the costs associated with the reorganization of the ETF team.

•
Corporate and Other—Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $31.5 million for the three months ended September 30, 2013 compared to a loss of $3.8 million in the comparable period in 2012 and our adjusted pre-tax earnings for the nine months ended September 30, 2013 increased its loss by $35.8 million from the comparable period in 2012. Included in the operating results for 2013 is interest expense related to the debt issued to finance the Mergers.

Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker-dealer clients; the performance, size and volatility of our client market making portfolios; the performance, size and volatility of our exchange-based trading activities; HECMs origination and HMBS securitization volumes and spreads; the overall size of our balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that occurred on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the Mergers and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
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
During the quarter ended September 30, 2013, trade volume and volatility levels across equity markets decreased as compared to the previous quarter. Secondary trading volumes in the equity markets were down from prior years. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, transaction taxes, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, and market volatility rules (including, Regulation Systems Compliance and Integrity -- or, Regulation SCI).

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

•
The U.S. Department of Housing and Urban Development (“HUD”) has stated that foreclosure is and must remain a method of last resort for the resolution of unpaid property charges. On September 3, 2013, HUD published a mortgagee letter implementing certain changes to the Home Equity Conversion Mortgage (“HECM”) program, intending to strengthen the FHA Mutual Mortgage Insurance Fund, thereby protecting the viability of the HECM program. The changes regarded initial disbursement limits; new Single Disbursement Lump Sum payment option; initial mortgage insurance premiums; initial mortgage insurance premium calculation for refinance transactions; new Principal Limit factors; financial assessment requirements; and funding requirements for the payment of property charges based on the financial assessment.

Income Statement Items
The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.
Revenues

Our revenues consist principally of Commissions and fees and Trading revenues, net from all of our business segments.
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders and commissions on futures transactions are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and foreign exchange transaction volumes with institutional clients, changes in commission rates, level of volume based fees from providing liquidity to other trading venues and the level of our soft dollar and commission recapture activity.
Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Trading revenues, net. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes, our revenue capture, dollar value of equities traded, fixed income, options, futures and FX trading strategies, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our market making models, performance of our non-client trading models, volatility in the marketplace, our mix of broker-dealer and institutional clients, regulatory changes and evolving industry customs and practices.
Interest, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers including those held for customers, the level of our securities borrowing activity, our level of securities positions in which we are long compared to our securities positions in which we are short and the extent of our collateralized financing arrangements.
Investment income and other, net primarily represents returns on our strategic and deferred compensation investments, including the gain recognized on Knight Common Stock. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.
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
Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities, options and fixed income transactions; transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies; execution fees paid to third parties, primarily for executing trades on the NYSE, other exchanges and ECNs. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.
Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.
Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services, co-location and systems maintenance.
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
Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of assets which managements has determined to be impaired and lease losses related to excess office space.
Other expenses include regulatory fees, corporate insurance, employment fees, and general office expense.
Three Months Ended September 30, 2013 and 2012
Revenues
Market Making

	For the three months ended September 30,
	2013	2012	Change	% of Change
Trading revenues, net (thousands)	$219,412	$92,565	$126,847	137.0%
Commissions and fees (thousands)	25,122	16,283	8,839	54.3%
Interest, net and other (thousands)	(4,425)	(1,177)	(3,248)	N/M
Total Revenues from Market Making (thousands)	$240,110	$107,672	132,438	123.0%
U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)	25.4
Average daily trades (thousands)	3,809.0
NYSE and Nasdaq shares traded (millions)	805.2
OTC Bulletin Board and OTC Market shares traded (millions)	3,343.2
Average revenue capture per U.S. equity dollar value traded(bps)	1.01
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $240.1 million for the three months ended September 30, 2013 and $107.7 million for the comparable period in 2012. Revenues for the three months ended September 30, 2013 were driven by solid U.S. equity revenue capture. Specifically, client direct trading strategies as well as exchange-based market making in fixed income, options and equity strategies drove the revenues for the third quarter. However, revenues across all asset classes were negatively impacted due to lower market volumes and volatility.
Average revenue capture per U.S. equity dollar value traded was 1.01 basis points (“bps”) for the third quarter of 2013. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $164.0 million for the three months ended September 30, 2013.

Global Execution Services

	For the three months ended September 30,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$83,958	$9,258	$74,700	N/M
Trading revenues, net (thousands)	9,856	(9)	9,865	N/M
Other revenues (thousands)	(2,447)	9	(2,456)	N/M
Total Revenues from Global Execution Services (thousands)	$91,366	$9,258	82,108	N/M
Average daily aggregate KCG EMS, Knight Direct and GETAlpha U.S. exchange listed equity shares traded (millions)	269.7
Average daily KCG Hotspot FX notional foreign exchange dollar value traded ($ billions)	28.4
Average daily KCG BondPoint fixed income par value traded ($ millions)	129.1
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $91.4 million for the three months ended September 30, 2013. Revenues principally reflect the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the three months ended September 30,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$136,343	$13,672	$122,671	N/M
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity, gains or losses on strategic investments and deferred compensation investments related to certain employees and directors were $136.3 million for the three months ended September 30, 2013 and $13.7 million for the comparable period in 2012. Revenues in 2013 include a $128.0 million non-cash gain on investment in Knight Common Stock.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees. Employee compensation and benefits expense was $129.6 million for the three months ended September 30, 2013 and $31.9 million for the comparable period in 2012. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers in addition to higher discretionary compensation costs and severance costs associated with reductions in our workforce and the reorganization of our ETF team. Excluding the compensation expenses related to reductions in our workforce and the reorganization of our ETF team of $17.4 million, Employee compensation and benefits was $112.2 million or 33.0% of total revenues, excluding the $128.0 million gain on Knight Common Stock, for the three months ended September 30, 2013.
The number of full time employees, excluding employees affected by the sale of our reverse mortgage business, increased to 1,304 at September 30, 2013 as compared to 409 at September 30, 2012.
Execution and clearance fees were $81.0 million for the three months ended September 30, 2013 and $42.3 million for the comparable period in 2012. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. As a percentage of total revenue, excluding the $128.0 million gain on Knight Common Stock, Execution and clearance fees were 23.8% of revenues for the three months ended September 30, 2013 and 32.4% for the comparable period in 2012.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $16.4 million for the three months ended September 30, 2013 and $0.7 million for the comparable period in 2012. The variance is due to the addition of the client direct market making business that was part of the Mergers. As a percentage of total revenue, excluding the $128.0 million gain on Knight Common Stock, Payments for order flow were 4.8% of revenues for the three months ended September 30, 2013 and 0.5% for the comparable period in 2012.
Professional fees were $9.1 million for the three months ended September 30, 2013 and $2.6 million for the comparable period in 2012. Professional fees include legal costs related to Knight's August 1, 2012 trading loss and legal and consulting fees related to the Mergers. Excluding the $4.1 million in professional fees related to the Mergers and August 1, 2012 trading loss, Professional fees were $5.0 million for the three months ended September 30, 2013.
Writedown of assets of $0.9 million for the three months ended September 30, 2013 primarily relate to a writedown of excess real estate. There were no writedown of assets for the three months ended September 30, 2012.
All other expenses were $110.9 million for the three months ended September 30, 2013 and $38.6 million for the comparable period in 2012. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. Interest expense increased primarily due to interest on the debt financing for the Mergers as well as a $3.0 million debt prepayment penalty. Occupancy and equipment rentals expense include additional real estate related costs. Business development expense primarily includes client-related events and higher advertising costs.
Our effective tax rate for the three months ended September 30, 2013 from continuing operations differed from the federal statutory rate of 35% primarily due to the recognition of $103.5 million of deferred tax benefits as a result of GETCO becoming subject to U.S. corporate income taxes following the Mergers. The effect of nondeductible charges including certain compensation and meals and entertainment and the effect of state and local taxes also led to an increase in our effective tax rate for the period. Our effective tax rate for the three months ended September 30, 2012 from continuing operations of 32.9% differed from the federal statutory rate of 35% primarily due to income not subject to U.S. corporate income taxes as well as state, local and non-U.S. income taxes.
Nine Months Ended September 30, 2013 and 2012
Revenues
Market Making

	For the nine months ended September 30,
	2013	2012	Change	% of Change
Trading revenues, net (thousands)	$404,408	$333,745	$70,663	21.2%
Commissions and fees (thousands)	58,100	52,239	5,861	11.2%
Interest, net and other (thousands)	(6,830)	(2,781)	(4,049)	N/M
Total Revenues from Market Making (thousands)	$455,678	$383,203	72,475	18.9%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $455.7 million for the nine months ended September 30, 2013 and $383.2 million for the comparable period in 2012. Revenues for the nine months ended September 30, 2013 were driven by solid U.S. equity revenue capture in the third quarter. Specifically, client direct trading strategies as well as exchange-based market making in fixed income, options and equity strategies drove the revenues during the period. However, revenues across all asset classes were negatively impacted due to lower market volumes and volatility.

Global Execution Services

	For the nine months ended September 30,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$106,292	$27,248	$79,044	290.1%
Trading revenues, net (thousands)	9,884	(9)	9,893	N/M
Other revenues (thousands)	(2,475)	9	(2,484)	N/M
Total Revenues from Global Execution Services (thousands)	$113,701	$27,248	86,453	317.3%
Totals may not add due to rounding.
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues, were $113.7 million for the nine months ended September 30, 2013 and $27.2 million for the comparable period in 2012. Revenues principally reflects the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the nine months ended September 30,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$128,744	$14,790	$113,954	N/M

Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity, gains or losses on strategic investments and deferred compensation investments related to certain employees and directors were $128.7 million for the nine months ended September 30, 2013 and $14.8 million for the comparable period in 2012. Revenues for the nine months ended September 30, 2013 include a $128.0 million non-cash gain on investment in Knight Common Stock.
Expenses
Employee compensation and benefits expense was $237.0 million for the nine months ended September 30, 2013 and $111.4 million for the comparable period in 2012. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers in addition to the acceleration of unit based compensation as a result of the Mergers as well as severance costs associated with reductions in our workforce and the reorganization of our ETF team. Excluding the compensation expenses related to reductions in our workforce and the reorganization of our ETF team of $22.3 million and $22.0 million in accelerated units expense related to the Mergers, Employee compensation and benefits was $192.7 million or 33.8% of revenues, excluding the $128.0 million gain on Knight Common Stock, for the nine months ended September 30, 2013.
Execution and clearance fees were $167.9 million for the nine months ended September 30, 2013 and $144.7 million for the comparable period in 2012. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. As a percentage of total revenue, excluding the $128.0 million gain on Knight Common Stock, Execution and clearance fees were 29.5% for the nine months ended September 30, 2013 and 34.0% for the comparable period in 2012.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $17.5 million for the nine months ended September 30, 2013 and $2.1 million for the comparable period in 2012. The variance is due to the addition of the client direct market making business as a result of the Mergers. As a percentage of total revenue, excluding the $128.0 million gain on Knight Common Stock, Payments for order flow were 3.1% for the nine months ended September 30, 2013 and 0.5% for the comparable period in 2012.
Professional fees were $38.9 million for the nine months ended September 30, 2013 and $7.7 million for the comparable period in 2012. Professional fees include legal costs related to Knight's August 1, 2012 trading loss and the legal, consulting and investment banking fees related to the Mergers. Excluding the $31.7 million of professional fees related to the Mergers and August 1, 2012 trading loss, Professional fees were $7.2 million for the nine months ended September 30, 2013.

Writedown of assets of $4.2 million for the nine months ended September 30, 2013 relate to the writedown of excess real estate. There were no writedown of assets for the nine months ended September 30, 2012.
All other expenses were $196.7 million for the nine months ended September 30, 2013 and $124.4 million for the comparable period in 2012. Communications and data processing expense relates to market data, co-location and connectivity expenses. Interest expense increased primarily due to interest on the debt financing for the Mergers as well as a $3.0 million debt prepayment penalty. Occupancy and equipment rentals expense includes additional real estate related costs as well as new office leases. Business development expense primarily includes client-related events and advertising costs. Other expenses primarily includes higher bank fees and lower VAT recovery.
Our effective tax rate for the nine months ended September 30, 2013 from continuing operations differed from the federal statutory rate of 35% primarily due to the recognition of $103.5 million of deferred tax benefits as a result of GETCO becoming subject to U.S. corporate income taxes following the Mergers. The effect of nondeductible charges including certain compensation and meals and entertainment and the effect of state and local taxes also led to an increase in our effective tax rate for the period. Our effective tax rate for the nine months ended September 30, 2012 from continuing operations of 29.7 % differed from the federal statutory rate of 35% primarily due to income not subject to U.S. corporate income taxes as well as state, local and non-U.S. income taxes.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2013 and December 31, 2012, we had total assets of $13.29 billion and $1.69 billion, respectively, a portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$798,712	$427,631
Financial instruments owned, at fair value:
Equities	2,156,466	378,933
U.S. government and non-U.S. government obligations	32,678	68,765
Debt securities	46,606	114,872
Listed options	288,227	92,305
Collateralized agreements:
Securities borrowed	1,370,921	52,261
Receivables from brokers, dealers and clearing organizations	1,047,463	142,969
Total cash and assets readily convertible to cash	$5,741,073	$1,277,736
* Totals may not add due to rounding.
Substantially all of the amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions as Knight saw following its August 1, 2012 trading loss.
Financial instruments owned principally consist of equities and listed options that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board as well as U.S. government and non-U.S. government obligations and corporate debt securities, which include short-term bond funds. These financial instruments are used to generate revenues in our Market Making and Global Equities Services segments.
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

Assets within discontinued operations primarily represent assets from our reverse mortgage origination and securitization business, which we have entered into a definitive agreement to sell.
As of September 30, 2013, $1.55 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2012, there were no equities pledged as collateral to third-parties under financing arrangements.
Other assets primarily comprises a collateral account, with a balance of $117.3 million that was required to be set aside to repurchase the Convertible Notes (see Footnote 11 “Long-Term Debt” and Footnote 20 "Subsequent Events" included in Part I, Item 1 “Financial Statements”, for a further description of this account), as well as deposits, prepaids and other miscellaneous receivables.
Total assets at September 30, 2013 were $13.29 billion and $1.69 billion at December 31, 2012. Almost half of the assets at September 30, 2013 relate to Assets within discontinued operations. The growth in the balances of financial instruments owned, receivable from brokers, dealers and clearing organizations and securities borrowed are all consistent with and related to the Mergers. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $11.78 billion at September 30, 2013 and $721.7 million at December 31, 2012. The majority of the September 30, 2013 balance relates to Liabilities within discontinued operations. Similar to the asset side, the growth in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the addition of the market making and global execution services businesses in conjunction with the Mergers. As noted throughout the document, substantially all of our Long-term debt was issued in order to complete the Mergers. The “Liquidity and Capital Resources” section of this document includes a detailed description of the debt.
Equity, including redeemable preferred member's equity, increased by $547.2 million, from $965.8 million at December 31, 2012 to $1.51 billion at September 30, 2013. The increase in stockholders’ equity from December 31, 2012 was primarily a result of the Mergers in addition to the net income earned during the third quarter of 2013.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations and a series of debt transactions.
At September 30, 2013, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.28 billion.
Net income from continuing operations was $227.6 million for the three months ended September 30, 2013 and income of $9.8 million for the three months ended September 30, 2012 . Included in these amounts were certain non-cash income and expenses such as gain on investment, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. We realized a non-cash gain of $128.0 million on the investment in Knight Common Stock. Stock and unit-based compensation was $14.6 million and $6.3 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense was $20.1 million and $7.6 million for the three months ended September 30, 2013 and 2012, respectively. We had non-cash charges of $0.9 million for the writedown of excess real estate for the three months ended September 30, 2013. There were no non-cash writedowns for the three months ended September 30, 2012. Net income from continuing operations for the three months ended September 30, 2013 also included a $103.5 million non-cash deferred income tax benefit due to the Company becoming subject to U.S. corporate income taxes as a result of the Mergers.
Capital expenditures related to our continuing operations were $5.1 million and $15.6 million during the three months ended September 30, 2013 and 2012, respectively. Purchases of investments were $0.1 million and $88.0 million during the three months ended September 30, 2013 and 2012, respectively. Purchases of investments in 2012 was primarily related to the acquisition of Knight preferred shares in the third quarter of 2012. Dividends and distributions received from investments were $2.8 million and $18.8 million for the three months ended September 30, 2013 and 2012, respectively. Payments to former Knight Capital Group, Inc. stockholders during the three months ended September 30, 2013 were $720.0 million in conjunction with the Mergers.

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
On July 1, 2013, KCG and certain subsidiary guarantors (the "Guarantors") under the First Lien Credit Facility, as defined below, entered into a Second Supplemental Indenture, whereby the Senior Secured Notes and the obligations under the related Senior Secured Notes Indenture will be fully and unconditionally guaranteed on a joint and several basis by the Guarantors and are secured by second-priority pledges and second-priority security interests in, and mortgages on, the collateral securing the First Lien Credit Facility, subject to certain exceptions.
The Senior Secured Notes mature on June 15, 2018 and bear interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of September 30, 2013, we were in compliance with the covenants.
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
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provides for a future incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement. For the three months ended September 30, 2013, there were no borrowings made against the First Lien Credit Facility. For the three months ended September 30, 2013, there were no borrowings made against the $50.0 million first lien senior secured revolving credit facility.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum. As of September 30, 2013, the interest rate was 5.75% per annum.
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

The First Lien Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of KCG's existing and future direct and indirect 100% owned domestic subsidiaries, other than certain subsidiaries including regulated broker-dealers and other regulated subsidiaries that, in each case, are not permitted to provide such guarantees under applicable law.
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
The Company incurred issuance costs of $34.6 million in connection with the issuance of Senior Secured Notes and Credit Agreement. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the respective terms of the Senior Secured Notes and the Credit Agreement. Including issuance costs, the Senior Secured Notes and Credit Agreements have effective yields of 9.0% and 7.6%, respectively. Subsequent to September 30, 2013, the Company made a $200.0 million principal prepayment under the Credit Agreement. See "Subsequent Events" below for further discussion.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”) and Knight Capital Americas LLC ("KCA"), each of which are wholly-owned broker-dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “OCTEG-KCA Facility Agreement”) with a consortium of banks and financial institutions. The OCTEG-KCA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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
Borrowings under the OCTEG-KCA Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of September 30, 2013, there were no outstanding borrowings under the OCTEG-KCA Facility Agreement.
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
The OCTEG-KCA Revolving Facility includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for each of OCTEG and KCA, a maximum total asset to total regulatory capital ratio for each of OCTEG and KCA, a minimum excess net capital limit for each of OCTEG and KCA, a minimum liquidity ratio for KCA, and a minimum tangible net worth threshold for KCG. As of September 30, 2013, we were in compliance with the covenants.

In connection with the OCTEG-KCA Revolving Facility, The Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and is being amortized over the term of the OCTEG-KCA Revolving Facility.
OCTEG and KCA shall each be obligated only with respect to the principal and interest of their own borrowings, and not the interest and principal of the other borrower's borrowings.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended.
The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. The Convertible Notes are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition.
See Footnote 11 “Long-Term Debt” included in Part I, Item 1 “Financial Statements” of this Form 10-Q and "Subsequent Events" below for further information.
Stock repurchase
We do not have an authorized stock repurchase program as of September 30, 2013 and therefore did not repurchase any shares during 2013. Certain treasury stock repurchases represent shares of KCG Class A Common Stock repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards. We had 122.6 million shares of KCG Class A Common Stock outstanding as of September 30, 2013, including RSUs.
Regulatory requirements
Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of September 30, 2013, our broker-dealers were in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker-dealer subsidiaries at September 30, 2013, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas LLC	$356,697	$21,443	$335,254
OCTEG, LLC	118,538	1,000	117,538
GETCO Securities, LLC	4,240	1,000	3,240
GETCO Execution Services, LLC	2,016	250	1,766
GETCO, LLC, is a clearing member of the Chicago Mercantile Exchange, a self-regulatory organization (“SRO”), and is subject to net capital requirements as determined by SRO rules. The following table sets forth the net capital levels and requirements at September 30, 2013, as reported in its regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
GETCO, LLC	$128,396	$5,000	$123,396

Our U.K. registered broker-dealers are subject to certain financial resource requirements of Financial Conduct Authority (“FCA”) while our Singapore and Australian broker-dealers are subject to certain financial resource requirements of the Securities and Futures Commission (“SFC”) and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealers at September 30, 2013 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
GETCO Europe Limited	$163,475	$109,550	$53,925
KCG Europe Limited	110,117	34,934	75,183
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Discontinued Operations
In July 2013, we entered into an agreement to sell our reverse mortgage origination securitization business, Urban, that we acquired as a result of the Mergers, to an investor group. The transaction is expected to be completed in the fourth quarter of 2013. Completion of the sale is subject to certain customary conditions, including receipt of required regulatory approvals by the Government National Mortgage Association (“GNMA”), the U.S. Department of Housing and Urban Development (“HUD”), the Federal National Mortgage Association (“FNMA”), and states and territories in which Urban operates and the absence of any law or order prohibiting the consummation of the sale of Urban. As a result, assets and liabilities related to Urban are classified as Assets within discontinued operations and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition as of September 30, 2013 and the results of operations have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three and nine months ended September 30, 2013
Prior to the Mergers, Knight sold its institutional fixed income sales and trading business and decided to exit its asset management business. All residual assets and liabilities of these businesses are classified as Assets within discontinued operations and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition as of September 30, 2013 and the results of operations have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three and nine months ended September 30, 2013.
Subsequent Events
Consent Solicitation and Credit Agreement Amendment
On September 30, 2013, the Company commenced a consent solicitation with respect to its outstanding Senior Secured Notes.The Company solicited consents from registered holders (“Holders”) of the Senior Secured Notes to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the guarantors. The amendment was sought to permit the Company to use the funds on deposit in the Collateral Account previously set aside to purchase the Convertible Notes to repay a portion of the principal amount of the borrowings under the Credit Agreement.
On October 15, 2013, the Company announced that it had received, consents from the Holders of $304.0 million in aggregate principal amount of the Senior Secured Notes, representing 99.68% of the total aggregate principal amount, which met the consent threshold requirement under the Senior Secured Notes Indenture.

The Company entered into the Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment prior to maturity of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
In connection with the consent solicitation and the Third Supplemental Indenture, the Company entered into an Amendment to its Credit Agreement with the consent of the requisite percentage of lenders under its First Lien Credit Facility. The Credit Agreement Amendment permits the Company to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility from time to time for a period of 60 days following the effective date of the Credit Agreement Amendment out of the cash set aside in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility for repayments of the Convertible Notes, after which period the remaining cash in that cash collateral account will be required to be used to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. The Credit Agreement Amendment also permits the purchase, redemption or repayment prior to maturity of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash. See “Principal prepayment under Credit Agreement” for a discussion of the prepayment.
In conjunction with the consent solicitation, the Company paid $2.8 million to the Holders and its investment bank. This amount will be included within Other assets on the Consolidated Statements of Financial Condition and will be amortized over the remaining life of the Senior Secured Notes.
Principal prepayment under Credit Agreement
On October 23, 2013, we made a $200.0 million principal prepayment under the Credit Agreement. Under the terms of the Credit Agreement, an amortization payment of $235.0 million is due on July 1, 2014, followed by amortization payments of $7.5 million each quarter beginning September 30, 2014 until maturity on December 5, 2017. The $200.0 million principal prepayment reduces the first $235.0 million amortization payment under the First Lien Credit Facility to $35.0 million.
A portion of the $200.0 million was drawn from $117.8 million in cash held in a segregated account included in Other assets on the Consolidated Statements of Financial Condition. As noted above, we secured the consents necessary from creditors to use the cash in the cash collateral account for the repayment. The remainder of the $200 million was paid out of available cash.
Settlement with SEC
On October 16, 2013, KCA reached a settlement with the SEC relating to the August 1, 2012 technology issue.
KCA, without admitting or denying the findings, consented to the issuance of an administrative Order relating to controls and procedures required by Section 15(c)(3) of the Securities Exchange Act of 1934 and SEC Rule 15c3-5 (the “Market Access Rule”), and Rules 200(g) and 203(b) of Regulation SHO (the “Short Sale Rules”). Under the terms of the settlement, KCA has censured, paid a civil penalty in the sum of $12.0 million and is required to cease and desist from committing future violations of the Market Access Rule and the Short Sale Rules. KCA must also retain an independent consultant to conduct a comprehensive review of KCA’s compliance with the Market Access Rule. The settlement resolves the SEC’s investigation relating to the August 1, 2012 technology issue. The full amount of this settlement had been accrued on Knight's July 1, 2013 balance sheet acquired by the Company and included in Accrued expenses and other liabilities on the September 30, 2013 Consolidated Statements of Financial Condition. The foregoing description of the settlement is qualified in its entirety by the full text of the SEC’s Order which is incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 16, 2013.
Reduction in force
On October 22, 2013, in connection with post-closing merger integration and rationalization of redundancies across the combined firms, the Company commenced a workforce reduction plan. The workforce reduction plan impacted approximately 5% of the Company’s global workforce, all of whom have been notified. The Company currently estimates that it will recognize a pre-tax charge in connection with the workforce reduction of approximately $9.4 million during the fourth quarter of 2013. The charge is expected to consist of severance, other one-time termination benefits, and other associated costs.

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
Securitization activities within business held for sale—Urban securitizes HECMs under its GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, we believe that we have not met the GAAP criteria for relinquishing control over the transferred assets and therefore our securitizations fail to meet the GAAP criteria for sale accounting. As such, we continue to recognize the HECMs and a corresponding liability on the Consolidated Statements of Financial Condition. As of September 30, 2013, HECMs and the corresponding liability are held within Assets and Liabilities within discontinued operations on the Consolidated Statements of Financial Condition.
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

Goodwill
Goodwill of $18.4 million at September 30, 2013 primarily relates to our Market Making segment. We will test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the three months ended September 30, 2013 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $192.0 million at September 30, 2013 are primarily a result of the Mergers and are primarily attributable to our Market Making and Global Execution Services segments. We amortize these assets on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 12 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three and nine months ended September 30, 2013 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
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
Market Making, Sales, Trading and Execution Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Trading revenue, net (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and futures transactions) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Trading revenues, net on our Consolidated Statements of Operations.
Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual on the Consolidated Statements of Operations

Income taxes—Prior to the Mergers, GETCO and the majority of its subsidiaries were treated as partnerships or disregarded entities for U.S. income tax purposes and, accordingly, were not subject to federal income taxes. Instead, the former GETCO members were liable for federal income taxes on their proportionate share of taxable income. Upon completion of the Mergers, the Company became a corporation subject to U.S. corporate income taxes and, following the Mergers, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
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
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of Knight's Annual Report on Form 10-K/A for the year ended December 31, 2012 and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
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
In February 2013, the FASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.

Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. We are evaluating the impact of this ASU on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an ASU to clarify the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is required for reporting periods beginning after December 15, 2013. Upon adoption, entities are required to apply the provisions of the ASU prospectively for all unrecognized tax benefits that exist at the adoption date, however, the ASU also indicates that retrospective application is permitted. We are currently evaluating the impact that such adoption will have on its Consolidated Financial Statements.

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
In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at September 30, 2013 and 2012 was $2.52 billion and $654.9 million, respectively, in long positions and $2.16 billion and $512.6 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $36.6 million and $14.2 million as of September 30, 2013 and 2012, respectively, due to the offset of gains in short positions against losses in long positions.

Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, Knight experienced a technology issue related to the installation of trading software which resulted in its broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, Knight incurred a pre-tax loss of $461.1 million which principally relates to trading losses. Following the events of August 1, 2012, Knight carefully reviewed the matter internally and subsequently took numerous remedial measures designed to enhance its processes and controls, including: appointing a Chief Risk Officer; establishing a formal Risk Committee of the Board; implementing change management controls which require at different stages an additional layer of review and supervisory approval for significant software installations; adding market access controls designed to more closely monitor outbound routers and enable the rapid automatic shut-down of the routers; and deploying various kill switches for specific applications and market access.  We will continue to carefully monitor, enhance and strengthen our controls, including those enhancements previously implemented by Knight, as needed.
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
We maintain a liquidity pool consisting of primarily cash and other highly liquid instruments at the holding company level to satisfy intraday and day-to-day funding needs, as well as potential cash needs in a strained funding environment.
Secured funding for the majority of the firm’s inventory is done through the firm’s regulated U.S. broker-dealer subsidiary, KCA. As such, a significant portion of the firm’s liquidity risk lies within KCA. We consider cash and other highly liquid instruments held within KCA, up to $150.0 million, a part of the firm’s liquidity pool to support financial obligations in normal and strained funding environments. Together with the cash and highly liquid instruments held at the holding company level and KCA, we target having $425.0 million in the firm’s liquidity pool.
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	September 30, 2013	December 31, 2012
Liquidity Pool Composition
Holding companies
Cash held at banks	$106,857	$3,678
Money market and other highly liquid investments	255,040	110,833
KCA
Cash held at banks	60,767	—
Money market and other highly liquid investments	89,233	—
Total Liquidity Pool	$511,897	$114,511
Cash and other highly liquid investments held by subsidiary entities	$286,815	$313,120
In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lenders are at no time under any obligation to make any advances under the credit facilities, and any outstanding loans must be repaid on demand.
We regularly perform liquidity risk stress testing based on a scenario that considers both market-wide stresses and a company-specific stress over a one-month period. Given the nature of the Company’s business activity and balance sheet composition, survival over the first one to three days of a severe stress environment is most critical, after which management actions could be effectively implemented to navigate through prolonged periods of financial stress. The modeled cash inflows and outflows from the stress test serve as a quantitative input to assist us in establishing the Company’s liquidity risk appetite and amount of liquid assets to be held at the corporate level. The liquidity stress test considers cash flow risks arising from, but not limited to, a dislocation of the secured funding market, additional unexpected margin requirements, and operational events..
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
As a result of Knight's technology issue on August 1, 2012, we are subject to litigations by stockholders related to the technology issue. We are also subject to several lawsuits challenging the Mergers. See “Legal Proceedings” in Part II, Item 1 herein.

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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. This evaluation did not include an assessment of internal controls over financial reporting as it relates to GETCO Holding Company, LLC (and its subsidiaries) and the former GA-GTCO, LLC, each of which was a party to a strategic business combination with Knight Capital Group, Inc. that was completed on July 1, 2013, resulting in the formation of KCG Holdings, Inc.
Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, KCG's disclosure controls and procedures are effective.
(b) Changes in Internal Control Over Financial Reporting. Except as described below, there have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, KCG's and Knight’s internal control over financial reporting.
On July 1, 2013, GETCO Holding Company, LLC and the former GA-GTCO, LLC completed a strategic business combination with Knight Capital Group, Inc. to form KCG Holdings, Inc. The internal control over financial reporting of GETCO Holding Company, LLC (and its subsidiaries) and the former GA-GTCO, LLC, including that portion of disclosure controls and procedures that relates to internal control over financial reporting, was excluded from the evaluation of the effectiveness of KCG's disclosure controls and procedures as of the period end covered by this report. The total assets of GETCO Holding Company, LLC and GA-GTCO, LLC represented 13% of KCG's consolidated assets as of September 30, 2013.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
From time to time, the Company and Knight and certain of our past and present officers, directors and employees have been named as parties to legal actions, arbitrations, administrative claims and regulatory reviews and investigations arising in connection with the conduct of our businesses. The Company and Knight are subject to such matters at the present time. Although there can be no assurances, at this time we believe, based on information currently available, that the outcome of each of the matters will not have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.
As previously disclosed in Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted in Knight's Form 10-K for the year ended December 31, 2012, Knight has since been named in two putative class actions and one derivative lawsuit relating to the technology issue and has received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the "August 6, 2012 recapitalization").
After the announcement on December 19, 2012 of the signing of the Merger Agreement, Knight, GETCO, GA-GTCO, as well as the individual members of the Knight's Board of Directors prior to the Mergers (the “Individual Defendants”), were named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Mergers. The lawsuits generally allege, among other things, that the Mergers failed to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO and GA-GTCO. The lawsuits, among other things, seek to enjoin the defendants from completing the Mergers on the agreed-upon terms, rescission of the Mergers (to the extent the Mergers have already been consummated), monetary relief and attorneys' fees and costs.
While we are currently unable to predict the outcome of any possible litigation related to the technology issue, the August 6, 2012 recapitalization, or the Mergers, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing results of operations. In addition, we expect to incur additional expenses in defending against such litigation.
Legal
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. More specifically, the plaintiff alleges that defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a class of Knight's stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed as of August 2013, and the Company is awaiting a decision.
As noted above, Knight received several demand letters requesting that it commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that it produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6 recapitalization.

Mergers Litigation
Delaware Litigation. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ann Jimenez McMillan v. Thomas M. Joyce, et al., Case No. 8163-VCP. The complaint names as defendants Knight, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, and agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that Knight, GETCO, and GA-GTCO, LLC aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Chrislaine Dominique v. Thomas M. Joyce, et al., Case No. 8159-VCP. The complaint names as defendants Knight, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO, and agreeing to a number of improper deal protection devices, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that Knight and GETCO aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On January 31, 2013, the Court of Chancery consolidated for all purposes the McMillan and Dominique actions into a single action captioned In re Knight Capital Group, Inc. Shareholder Litigation, C.A. No. 8159-VCP. On March 5, 2013, the co-lead plaintiffs in the Delaware Consolidated Action filed an amended complaint and motions for expedited discovery and a preliminary injunction. In addition to the allegations in the initial complaints, the Delaware amended complaint contains allegations that the Knight Board of Directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Company's Preliminary Form S-4, filed with the SEC on February 13, 2013 (the “Preliminary Proxy”).
New Jersey Litigation. On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned Charles Bryan v. Knight Capital, et al., Case No. HUD-C-001-13. The complaint names as defendants Knight, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs.
On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned James Ward v. Knight Capital, et al., Case No. HUD-C-0003-13. The complaint names as defendants Knight, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants' approval of the Mergers. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants' purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Mergers, rescission of the Mergers (to the extent the Mergers have already been consummated), and attorneys' fees and costs. On February 20, 2013, Knight moved to dismiss or, in the alternative, stay the New Jersey actions in deference to the first-filed Delaware actions. The New Jersey court granted the motion on March 28, 2013, and ordered that the New Jersey actions be stayed for all purposes in deference to the first-filed Delaware actions.
New York Litigation. On January 15, 2013, Knight, the Individual Defendants, GETCO, GA-GTCO, LLC and General Atlantic were named as defendants in an action entitled Joel Rosenfeld v. Thomas M. Joyce, et al., Case No. 6540147/2013, in the Supreme Court of the State of New York (New York County). The plaintiff, Joel Rosenfeld, is one of the stockholders mentioned above who previously sent Knight a derivative demand letter. Generally, this complaint asserts both derivative and class action claims. First, it purports to assert derivative claims, which allege, among other things, that the seven Knight directors who were serving as of August 1, 2012 breached their fiduciary duties and wasted corporate assets by failing to erect and oversee effective safeguards to prevent against technology issues, such as the one that occurred on August 1, 2012, for which Knight incurred a realized pre-tax loss of approximately $457.6 million. Second, it asserts putative class action claims resulting from the proposed Mergers for (1) breach of fiduciary duty against the Individual Defendants; and (2) aiding and abetting the purported breach of fiduciary duty against GETCO, GA-GTCO, LLC, and General Atlantic. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by approving the Mergers at an inadequate price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight, and that certain of Knight's directors have conflicts of interest in connection with the transaction, including that certain directors sought to enter into the transaction to avoid potential liability relating to the derivative claims asserted in the complaint. With respect to the merger claims, the plaintiff seeks, among other things, to enjoin the proposed Mergers, rescission of the proposed Mergers (to the extent they have already been consummated) and attorneys' fees. With respect to the derivative claims, the plaintiff seeks, among other things, an order requiring the Knight directors who were serving as of August 1, 2012 to pay restitution and/or compensatory damages in favor of Knight and/or the proposed class of Knight stockholders. On March 14, 2013, the plaintiff filed an amended complaint, which, in addition to the allegations in the initial complaint, contains allegations that the Knight Board of Directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Preliminary Proxy. On March 21, 2013, the plaintiff moved by order to show cause for expedited discovery in support of his claims. The New York court issued an order on March 25, 2013, setting a hearing on the plaintiff's motion for April 4, 2013. On March 28, 2013, the parties in the New York action reached an agreement with respect to the matters raised in the plaintiff's motion and other aspects of the action, and as a result, on March 29, 2013, the plaintiff withdrew his motion for expedited discovery. On April 9, 2013, the New York court granted permission for the plaintiff to withdraw his motion.
As previously disclosed in the Current Report on Form 8-K filed by Knight on June 14, 2013, on June 10, 2013, the defendants entered into a memorandum of understanding with the plaintiffs in the Delaware shareholder actions and New York shareholder action regarding the settlement of those actions. In connection with the settlement, Knight and GETCO agreed to make supplemental disclosures to the joint proxy statement/prospectus filed with the SEC on May 28, 2013 (the “Proxy Statement”). In addition, Knight and GETCO agreed to make certain revisions to Knight's risk committee charter, as well as to KCG's risk committee charter.
The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Knight's former stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Knight's former stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Delaware Court of Chancery for an award of attorneys' fees and expenses to be paid by KCG. There can be no assurance that the parties will enter into a stipulation of settlement, or that the court will approve any proposed settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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
Regulatory
As previously discussed in Knight's public filings, on August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning Knight and KCA on August 29, 2012.
On October 16, 2013, KCA had reached a settlement with the SEC relating to the August 1, 2012 technology issue as described further in "Subsequent Events" in Part I, Item 2 of this Form 10-Q.
The full amount of this settlement had been accrued on Knight's July 1, 2013 balance sheet acquired by the Company. The foregoing description of the settlement is qualified in its entirety by the full text of the SEC’s Order which is incorporated by reference herein to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 16, 2013.
Other Legal and Regulatory Matters
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
In the second quarter of 2012, Knight recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, Knight would recover a portion of its pre-tax trading losses. The Accommodation Program was approved by the SEC on March 22, 2013 which would allow Nasdaq to compensate market participants for certain claims related to system difficulties in connection with the Facebook IPO in an amount not to exceed $62.0 million. On April 2, 2013, Knight submitted an accommodation claim to Nasdaq totaling approximately $13.0 million comprising approximately $2.6 million which would be reimbursed to customers and approximately $10.4 million to be retained by Knight (related to customer trades which had previously been reimbursed to customers by Knight). On October 25, 2013, Nasdaq provided the Company with notice that it had completed its review of the Company’s accommodation claim.  In its notice, Nasdaq provided the details relating to its analysis and the amounts that Nasdaq was prepared to compensate the Company.   The amount proposed by Nasdaq was approximately 17% less than the claimed amount submitted by the Company under the Accommodation Program.  The Company is in the process of reviewing the details of Nasdaq’s analysis.

Item 1A.	Risk Factors
In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in Knight's Annual Report on Form 10-K for the year ended December 31, 2012 and the Current Report on Form 8-K filed by KCG on August 9, 2013, which could materially affect our business, financial condition or future results. The risks described in Knight's Annual Report on Form 10-K and the Current Report on Form 8-K filed by KCG on August 9, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of KCG Class A Common Stock during the third quarter of 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013
Common stock repurchases	—		—
Employee transactions (1)	922		—
Total	922	$10.59	—
August 1, 2013 - August 31, 2013
Common stock repurchases	—		—
Employee transactions (1)	4		—
Total	4	$8.63	—
September 1, 2013 - September 30, 2013
Common stock repurchases	—		—
Employee transactions (1)	1		—
Total	1	$8.42	—
Total
Common stock repurchases	—		—
Employee transactions (1)	927		—
Total	927	$10.58	—
________________________________________
Totals may not add due to rounding.
(1) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.1*	Revised Terms Schedule to Employment Agreement for Jonathan Ross

10.2*	Revised Terms Schedule to Employment Agreement for George Sohos

10.3	Employment Agreement between the Company and Daniel Coleman - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

10.4	Employment Agreement between the Company and Steven Bisgay - Incorporated herein by reference to Exhibits 10.1 and 10.2 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.5	Employment Agreement between the Company and John DiBacco - Incorporated herein by reference to Exhibits 10.1 and 10.3 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.6	Employment Agreement between the Company and John McCarthy - Incorporated herein by reference to Exhibits 10.1 and 10.4 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.7	Employment Agreement between the Company and Nick Ogurtsov - Incorporated herein by reference to Exhibits 10.1 and 10.5 of the Registrant's Form 8-K Current Report filed August 9, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 12th day of November 2013.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN BISGAY
Steven Bisgay
Chief Financial Officer (Principal Financial and Accounting Officer)