Form 10-K
period 2013-12-31
KCG Holdings, Inc.
filed 2014-03-03
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant's predecessor, Knight Capital Group, Inc. ("Knight"), was approximately $800.6 million at June 30, 2013 based upon the closing price for shares of Knight's Class A Common Stock as reported by the New York Stock Exchange.
At February 27, 2014, the number of shares outstanding of the Registrant’s Class A Common Stock was 125,706,326 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

EXPLANATORY NOTE
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp., a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG”), with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
All references herein to the "Company", "we", "our" or "KCG" relate solely to KCG and not Knight or GETCO. All references to GETCO relate solely to GETCO Holding Company, LLC and not KCG.
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise the results of GETCO only for the six months ended June 30, 2013 and the results of KCG (the combined Knight and GETCO) for the six months ended December 31, 2013. All periods prior to 2013 reflect solely the results and financial condition of GETCO.
All GETCO earnings per share and unit share outstanding amounts in this Annual Report on Form 10-K have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2011, at the exchange ratio, as defined in the Merger Agreement.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with respect to the Mergers, the Current Report on Form 8-K filed by KCG on July 1, 2013 with the U.S. Securities and Exchange Commission ("SEC") and the Current Report on Form 8-K filed by KCG on August 9, 2013, the Current Report on Form 8-K filed by KCG on November 12, 2013 related to the restatement of GETCO historical results and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.

KCG HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2013

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the strategic business combination (the "Mergers") of Knight Capital Group, Inc. (“Knight”) and GETCO Holding Company, LLC (“GETCO”) including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the costs and risks associated with the sale of Knight's institutional fixed income sales and trading business, the sale of KCG's reverse mortgage origination and securitization business and the departure of the managers of KCG's listed derivatives group; (iv) changes in market structure, legislative, regulatory or financial reporting rules; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

PART I

Item 1.	Business
Overview
KCG Holdings, Inc., a Delaware corporation (collectively with its subsidiaries, “KCG” or the “Company”), is a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based electronic market making. KCG has multiple access points to trade global equities, options, fixed income, currencies and commodities via voice or automated execution.
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp., a wholly-owned subsidiary of KCG, with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
Our corporate headquarters are located at 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.
Financial information concerning our business segments for each of 2013, 2012 and 2011 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and in the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”
Available Information
Our Internet address is www.kcg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy statements, are made available free of charge on or through the “Investors” section of our corporate website under “SEC Filings”, as soon as reasonably practicable after such materials are electronically filed with or furnished to, the SEC. We also post on our corporate website our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate website any amendments and waivers to the Code applicable to our executive officers and directors, as defined in the Code.
Our Board of Directors (the “Board”) has a standing Finance and Audit Committee, a Risk Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Each committee charter, along with the Corporate Governance Guidelines, is posted on the Company’s website. None of the information on our corporate website is incorporated by reference into this report.
All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:
KCG Holdings, Inc.
Investor Relations
545 Washington Boulevard, 3rd Floor
Jersey City, NJ 07310
(201) 222-9400
Unless otherwise indicated, references to the “Company,” “KCG,” “We,” “Us,” or “Our” shall mean KCG Holdings, Inc. and its subsidiaries.

Operating Segments
As of December 31, 2013, we had three operating segments: (i) Market Making, (ii) Global Execution Services, and (iii) Corporate and Other.

•
Market Making- The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, foreign currencies and commodities. As a market maker, KCG commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, institutions and banks. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, KCG’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.

•
Global Execution Services- The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. KCG generally earns commissions as an agent between principals to transactions that are executed within this segment, however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment primarily consists of self-directed trading in global equities through a suite of algorithms or via our execution management system; institutional high touch sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); an institutional spot foreign exchange electronic communication network ("ECN"); a fixed income ECN that also offers trading applications; an alternative trading system ("ATS") for global equities; and futures execution and clearing through a futures commission merchant ("FCM").

•
Corporate and Other- The Corporate and Other segment invests principally in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments on a consolidated basis (in thousands):

	For the year ended December 31,
	2013	2012	2011
Market Making
Revenues	$688,197	$495,427	$862,759
Expenses	584,639	460,540	658,873
Pre-tax earnings	103,559	34,887	203,886
Global Execution Services
Revenues	197,766	36,211	27,599
Expenses	223,506	43,541	43,006
Pre-tax loss	(25,739)	(7,330)	(15,406)
Corporate and Other
Revenues	134,208	19,596	25,089
Expenses	194,215	20,726	20,028
Pre-tax (loss) earnings	(60,007)	(1,130)	5,061
Consolidated
Revenues	1,020,171	551,234	915,448
Expenses	1,002,360	524,807	721,907
Pre-tax earnings	$17,813	$26,427	$193,541
Totals may not add due to rounding.
See Footnote 24 "Business Segments" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" herein for a summary of revenues by geographic region.
Market Making Segment
Business Segment Overview
KCG makes markets primarily in global equities, options, fixed income, foreign currencies and commodities. The Company is an active participant on all major global equity, futures and options exchanges. As a market maker, KCG commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, institutions and banks. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making in equity securities quoted and traded on the NYSE, Nasdaq Stock Market, OTC market, NYSE Amex, NYSE Arca and several European exchanges. We are connected to a large number of external market centers including exchanges, ECNs, ATSs, dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”) and other broker dealers.
The majority of revenues for this segment are derived from client electronic market making in U.S. equities. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc., and the AIM of the London Stock Exchange. We also provide trade executions as an equities DMM on the NYSE and NYSE Amex.
The majority of market making activity is conducted on a principal basis through the use of automated quantitative models. In direct-to-client market making, KCG derives revenues from the difference between the amount paid when securities are bought and the amount received when the securities are sold. In non-client, exchange-based market making, KCG generally derives revenues from pricing and arbitrage opportunities from financial instruments within the marketplace.
Clients and Products
KCG offers direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national, regional and electronic broker dealers as well as buy-side clients comprising, among others, mutual funds, pension plans, plan sponsors, hedge funds, trusts, endowments and traditional investment banks in North America, Europe and Asia. In 2013, KCG did not have any client that accounted for more than 10% of Market Making segment revenues.

In this segment, we generally compete based on our market coverage, execution quality, fulfillment rates and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally accepted as speed, spread and price improvement under SEC Rule 605. In other asset classes, standards for execution quality are client defined. In non-client exchange-based market making we seek to provide best prices for buy and sell orders on market centers throughout the day and compete with proprietary trading models used by our competitors based on, among other things, speed and quality of execution.
We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of the end client as reasonably available in the marketplace. We continually refine automated quantitative models so that we remain competitive.
Global Execution Services Segment
Business Segment Overview
KCG provides agency execution services and trading venues for agency-based, execution-only trading in global equities, foreign exchange, fixed income, futures and options to institutions and broker dealers. The Company is an active participant on all major global equity, futures and options exchanges. KCG generally earns commissions and commission-equivalents as an agent between principals for transactions that are executed within the Global Execution Services segment, however, the Company will commit capital on behalf of clients as needed. The Global Execution Services segment is connected to a large number of external market centers similar to the Market Making segment.
The majority of revenues for this segment are derived from agency-based, execution-only trading encompassing self-directed trading in global equities through the Knight Direct and GETAlpha suite of algorithms or via the Knight Direct execution management system; institutional high touch sales traders executing program, block and riskless principal trades in global equities and ETFs; an institutional spot foreign exchange ECN (KCG Hotspot); a fixed income ECN that also offers trading applications (KCG BondPoint); an ATS for global equities (Knight Match); and futures execution and clearing through a FCM (KCG Futures).
Clients and Products
KCG offers agency execution services and trading venues across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts, endowments and sell-side clients including global, national, regional and electronic broker dealers. In 2013, our Global Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.
In this segment, we generally compete on market coverage, liquidity, anonymity, trading costs and client service, including platform capabilities. KCG draws on in-house developed advanced trading technologies to meet client criteria for best execution and managing trading costs. As a result, the Company is able to attract a diverse array of clients in terms of strategy, size and style. KCG also provides algorithms and an execution management system that combine advanced technology, access to the Company’s differentiated liquidity and support from experienced professionals to help clients execute trades.
We offer clients a broad range of products and services and voice access to the global markets including sales and trading for equities, ETFs, options, futures and fixed income securities. We also provide soft dollar and commission recapture programs. Additionally, we provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact and offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from our order flow, as well as other sources.
The Knight Direct platform provides direct market access to U.S. and international equities, options, futures, foreign exchange and commodities, whether self-directed, through the use of the Knight Direct and GETAlpha suites of algorithms or via internal crossing through our Knight Match ATS.
KCG Hotspot FX provides electronic foreign exchange trading solutions to buy-side firms through its foreign exchange ECN that provides clients with access to live, executable prices for 62 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. KCG Hotspot FX offers clients several access options including direct high-speed connectivity and a traditional front-end application.
KCG BondPoint provides electronic fixed income trading solutions to sell-side firms. KCG BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable retail-sized offerings in corporate bonds, municipals, government agency, treasuries and certificates of deposits. KCG BondPoint also provides front-end applications for brokers and advisors as well as a trading application for traders.
KCG Futures is an FCM which provides clients in the U.S. and Europe with futures execution and clearing services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges.
Knight Match and GETMatched are ATSs providing clients with an anonymous source of non-displayed liquidity.
Corporate and Other Segment
Our Corporate and Other segment invests principally in strategic financial service-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. The Corporate and Other segment contains functions that support our other segments, such as self-clearing services, including stock lending activities. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
The Corporate and Other segment’s revenues include returns from strategic investments, interest income from treasury investments and stock borrow activity, and other income. Operating expenses primarily consist of compensation for certain senior executives and other employees of the corporate holding company, stock loan interest related to the financing of our securities inventory, interest expense on our debt, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.
Competition
Our client offerings as well as our non-client market making, including our trade execution services, compete primarily with similar products offered by domestic and international broker dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. We also compete with various market participants who utilize highly automated, electronic trading models. Another source of competition is broker dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as KCG.
Our Market making segment competes primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture. Consequently, maintaining profitability has become extremely difficult for many firms. In general, improvements in execution quality, such as faster execution speed and greater price improvement, have negatively impacted the ability to derive profitability from executing client order flow. For example, we have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.
Competition for order flow in the U.S. equity markets continues to be intense as reflected in publicly disclosed execution metrics, i.e., SEC Rules 605 and 606. These rules, applicable to broker dealers, add greater disclosure to execution quality and order-routing practices. Rule 605 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 606 requires broker dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements and internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.
Our Global Execution Services venues compete with other electronic trading platforms for orders from institutional firms and, to a lesser extent, with sales and trading teams at larger firms. Competition for business with institutional clients is based on a variety of factors, including execution quality; research; soft dollar, commission sharing and recapture services; technology; market access (including direct market access and execution algorithms); client relationships; client service; cost; capital facilitation and reputation.

We believe the trend toward increased competition and the growth of alternative trading venues will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain greater market share by reducing prices.
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
In July 2013, KCG entered into an agreement to sell to an investor group Urban Financial of America, LLC, formerly known as Urban Financial Group, Inc. (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction closed on November 30, 2013 and the results of Urban's operations have been reported in Income from discontinued operations, net of tax on the Consolidated Statements of Operations for the year ended December 31, 2013.
August 1, 2012 Technology Issue
On August 1, 2012, Knight experienced a technology issue at the opening of trading at the NYSE. This issue was related to the installation of trading software and resulted in Knight's broker dealer subsidiary, Knight Capital Americas LLC (“KCA”) (now known as KCG Americas LLC), sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from Knight's systems, it resulted in trading losses to Knight and subsequent related legal and professional costs of $468.1 million (the “August 1, 2012 Loss”). As this loss was incurred prior to the consummation of the Mergers, it is not included in KCG's Consolidated Statement of Operations but various legal and other professional fees incurred after the Mergers are included.
Infrastructure
We continue to invest significant resources to expand our execution capacity, upgrade our trading systems and infrastructure, enhance and strengthen our controls and we plan to make additional investments in technology and infrastructure in the future. We’ve been reinforcing and bolstering our operational model to manage the complexities of the combined firm. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative client market making models and proprietary trading models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services, develop and enhance our non-client principal trading models and reduce trading costs. Following the events of August 1, 2012, Knight took several remedial measures designed to strengthen and enhance its controls, and KCG has continued with these endeavors following the Mergers.
We use our proprietary technology and technology licensed from third parties to execute trades, manage risk, monitor the performance of our traders, assess our inventory positions and provide ongoing information to our clients. We are electronically linked to institutions and broker dealers to provide immediate access to our trading operations and facilitate the handling of client orders. Our business-to-business portal and Knight Link®, Knight Match, KCG BondPoint, KCG Hotspot FX and Knight Direct platforms and the Knight Direct and GETAlpha suites of algorithms, provide our clients with an array of tools to interact with our trading systems, multiple marketplaces throughout the globe and most U.S. equity, ETF, options, fixed income and futures market centers.
We have developed a proprietary clearing platform in connection with our self-clearing activities and have deployed a dedicated team of technology, operations, finance, legal and compliance professionals to support these efforts. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
Alternative trading and data center facilities are in place for our primary domestic operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time. While we take significant steps to develop, implement and maintain reasonable business continuity plans, we cannot guarantee that our alternative systems and facilities will provide full continuity of operations should a significant business disruption occur.

Intellectual Property and Other Proprietary Rights
Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market making and non-client principal trading models and information regarding our client base. A large portion of our technology was developed internally, and we rely primarily on trade secret, trademark, copyright, domain name, patent, commercial and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners and to control access to and distribution of our intellectual property.
Government Regulation and Market Structure
Most aspects of KCG’s business are subject to extensive regulation under federal, state and international laws, rules and regulations. Regulators in the U.S. and international jurisdictions continue to promulgate numerous rules and regulations that may impact KCG’s business. In the U.S., these regulatory bodies include the SEC, the Commodity Futures Trading Commission ("CFTC"), FINRA, National Futures Association ("NFA"), NYSE, NASDAQ, other self-regulatory organizations ("SROs"), and other regulatory bodies, such as state securities commissions. In Europe and Asia, these regulatory bodies include the UK Financial Conduct Authority ("FCA"), the Singapore Exchange, the Securities and Exchange Board of India ("SEBI"), and the Australian Securities and Investment Commission ("ASIC"). In addition, KCG is subject to various laws and rules in the countries in which it does business.
As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the financial markets and protecting the interests of investors by ensuring that trading on their markets is reliable, transparent, competitive, fair and orderly. Regulated entities, such as KCG, are subject to rules concerning all aspects of their business, including trade practices, best execution for customers, anti-money laundering, capital adequacy, record retention, technology implementation, risk management, supervision, and officer, supervisor and employee conduct. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders, injunctions or the suspension or disqualification of the entity and/or its officers, supervisors or employees.
Legislation and regulatory requirements and market structure changes have had an impact on KCG’s regulated subsidiaries by directly affecting their method of operation and, at times, their profitability by imposing significant obligations and restraints on KCG and its affiliates. These increased obligations and restraints require the implementation and maintenance of internal practices, procedures and controls, which have increased KCG’s costs and may subject KCG to regulatory inquiries, claims or penalties.
The regulatory environment in which KCG operates is subject to constant change. KCG’s business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed in the U.S. and abroad by regulatory authorities, applicable state agencies and administrative departments and other regulatory bodies. Additional regulations or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of KCG. KCG cannot predict what effect, if any, such changes might have on its subsidiaries. However, there have been, and could be, significant technological, operational and compliance costs associated with the obligations that derive from compliance with such laws, rules and regulations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted in the U.S. Implementation of the Dodd-Frank Act continues to be accomplished through extensive rulemaking by the CFTC, SEC and other governmental agencies. The Dodd-Frank Act and the current rulemaking to implement this law are not currently expected to have a material impact on KCG’s business. It is possible, however, that future rulemaking or changes to the market structure and practices in response to the Dodd-Frank Act may impact KCG’s businesses.
The SEC and other regulatory bodies have recently enacted and are actively considering rules that may affect the operation and profitability of KCG. In particular, on August 1, 2012, SEC Rule 613 was published in the Federal Register. This rule requires the securities exchanges and FINRA to act jointly in developing a national market system plan to develop, implement, and maintain a consolidated audit trail ("CAT"), with respect to the trading of listed equity securities and listed options. Once implemented, maintaining a CAT will impose substantial new reporting requirements on broker dealers, such as KCG. In addition, the SEC proposed Regulation SCI in March 2013. If adopted, Regulation SCI will require members of exchanges and broker dealer operators of alternative trading systems with significant volume to meet new requirements regarding testing and systems integrity.

The SEC may also consider proposing other market structure changes. In January 2010, the SEC published a Concept Release that asked for comment on issues such as high frequency trading, co-location, internalization, and markets that do not publicly display price quotations, including dark liquidity pools. These topics and others, such as the use of rebates by exchanges, could be included in any comprehensive review of US equity market structure by the SEC, for which there is recent and growing support.
The financial services industry in many countries is heavily regulated, much like in the U.S. The compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to conduct business or expand internationally. For example, the review of Markets in Financial Instruments Directive ("MiFID"), which was implemented in November 2007, is nearing completion. Proposed changes to MiFID, which consist of a directive called MiFID 2 and regulations called MiFIR, are expected to be finalized in April 2014. The adoption of MiFID 2/MiFIR will include many changes likely to affect KCG’s business. For example, the changes will require firms like KCG and other market participants to conduct all trading on European markets through authorized investment firms. MiFID 2/MiFIR will also require market makers, including KCG, to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID 2/MiFIR may also impose additional requirements on trading platforms on which KCG trades, such as circuit breakers, synchronization of business clocks and flagging of algorithms. The implementation of these new requirements is tentatively planned for the second half of 2016 and may impose technological and compliance costs on KCG as a participant in those trading platforms.
In addition, France and Italy have adopted financial transaction taxes ("FTTs"). These taxes have not had a material impact on KCG’s profitability, however, changes to or expansion of these FTTs could impact KCG’s business. In addition, eleven European Union ("EU") Member States are working to agree on FTTs under the EU’s enhanced cooperation procedure, which would apply the FTTs only in those Member States that volunteered to participate in the FTTs. The scope of instruments and transactions that may be covered by these FTTs is still under discussion and it is, therefore, premature to determine the impact of such FTTs on KCG’s business. However, any FTTs may have a material effect on KCG's business, financial condition and operating results.
For risks related to government regulation and market structure, see "Risk Factors - Regulatory and legal uncertainties could harm KCG's business" included in Part I, Item 1A herein.
Net Capital Requirements
Certain of our subsidiaries are subject to the SEC’s Uniform Net Capital Rule or capital adequacy requirements by foreign regulators. These rules, which specify minimum net capital requirements for registered broker dealers, are designed to measure the general financial integrity and liquidity of a broker dealer and require that at least a minimum part of their assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these are deductions of non-allowable assets and adjustments, commonly called haircuts, which reflect the possibility of a decline in the fair value of an asset before disposition.
Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC or FCA and suspension or expulsion by FINRA and other regulatory bodies, and ultimately could require the relevant entity’s liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm’s net capital below required levels.
A change in the Uniform Net Capital Rule or other similar rules effected by foreign regulatory authorities, the imposition of new rules or any unusually large charges against net capital could limit those operations that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker dealer subsidiaries. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
For additional discussion related to net capital, see Footnote 22 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.
Employees
At December 31, 2013, our headcount was 1,229 full-time employees, compared to 1,397 full-time employees (excluding employees of Urban) at July 1, 2013, the Merger date, and 409 full-time employees at GETCO at December

31, 2012. The decrease in headcount from July 1 is primarily due to reductions in workforce completed following the Mergers. Of our 1,229 full-time employees at December 31, 2013, 1,042 were employed in the U.S. and 187 outside the U.S., primarily in London. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
A number of industry-related and other risks may adversely affect the business, financial condition and operating results of KCG. Additional risks and uncertainties not currently known to KCG also may adversely affect its business, financial condition and/or operating results in a material manner. In addition, KCG may also be affected by general risks not directly related to its business, including, but not limited to, acts of war, terrorism and natural disasters. KCG cannot assure that the risks described below or elsewhere in this or other of its reports filed or furnished with the SEC are a complete set of all potential risks KCG may face.
Conditions in the financial services industry and the securities markets may adversely affect KCG’s trading volumes and market liquidity
KCG’s revenues are primarily transaction-based, and declines in global trading volumes, volatility levels, securities prices, commission rates or market liquidity could adversely affect the business and its profitability. There may be periods when market conditions may have an adverse impact on KCG’s business and profitability. The level of activity in the markets in which KCG conducts business is directly affected by numerous national and international factors that are beyond KCG’s control, including economic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, legislative and regulatory changes and currency values and inflation. Declines in the volume of equities, fixed income and other financial instruments will generally result in lower revenues from market making and transaction execution activities. Lower levels of volatility, which tends to correlate with trading volumes, will have the same directional impact. Lower price levels of securities and other instruments, as well as tighter spreads, can result in reduced revenue capture, and thereby reduced profitability from trade executions. Increased competition can pressure commission rates, spreads and related fee schedules. Declines in market values of securities or other financial instruments can result in illiquid markets, which can increase the potential for losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, reductions in trading volumes, volatility levels, securities prices, commission rates or market liquidity could materially affect KCG’s business and profitability.
KCG’s future operating results may fluctuate significantly as a result of numerous factors
KCG may experience significant variation in its future results of operations. Fluctuations in its future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of KCG's securities positions and other financial instruments and KCG's ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where KCG's market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional, broker dealer and bank clients; the performance, size and volatility of KCG's client market making portfolios; the performance, size and volatility of KCG's non-client exchange-based trading activities; the overall size of KCG's balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of KCG's global operations, trading technology and technology infrastructure; the effectiveness of KCG's self-clearing and futures platforms and KCG's ability to manage risks related thereto; the availability of credit and liquidity in the marketplace; KCG's ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance and operation of, and connectivity to, various market centers; KCG's ability to manage personnel, compensation, overhead and other expenses, including KCG's occupancy expenses under KCG's office leases and expenses and charges relating to legal and regulatory proceedings; the strength of KCG's client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the Mergers and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.

Such factors may also have an impact on KCG's ability to achieve its strategic objectives, including, without limitation, increases in market share, growth and profitability in the businesses in which KCG operates. If demand for KCG's services declines or our performance deteriorates significantly due to any of the above factors, and KCG is unable to adjust its cost structure on a timely basis, KCG's operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of KCG's revenues and operating results are not necessarily meaningful, and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that KCG will be able to continue to achieve the level of revenues that KCG has experienced in the past or that KCG will be able to improve its operating results.
KCG trading activities expose it to the risk of significant losses
KCG conducts the majority of its trading activities as principal, which subjects its capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for KCG’s own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict KCG’s ability to either resell securities or other financial instruments KCG purchases or to repurchase securities or other financial instruments KCG sells in such transactions. From time to time, KCG may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry, which could result in higher trading losses than would occur if KCG’s positions and activities were less concentrated. KCG’s broker dealer subsidiaries have not historically maintained such large position concentrations in the ordinary course of their businesses, but have nonetheless occasionally acquired or held such positions as a result of various market conditions or other unusual facts or circumstances. The performance of KCG’s trading activities primarily depends on its ability to attract order flow, the composition and profile of its order flow, the dollar value of securities and other financial instruments traded, the performance, size and volatility of KCG’s market making portfolios, the performance, size and volatility of KCG’s client and non-client principal trading activities (including high frequency trading), market interaction, the skill of KCG’s trading personnel, the ability of KCG to design, build and effectively deploy the necessary technologies and operations to support all of its trading activities and enable KCG to remain competitive, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, KCG must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, payment for order flow and client relationships and service. In KCG’s role as a market maker, it attempts to derive a profit from the difference between the prices at which it buys and sells securities. However, competitive forces and regulatory requirements often require KCG to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, KCG is subject to a high degree of risk. There can be no assurance that KCG will be able to manage such risk successfully or that KCG will not experience significant losses from such activities, such as the losses related to the events that occurred at Knight on August 1, 2012. KCG trades with others who have different information than it does, and as a result, KCG may accumulate unfavorable positions preceding large price movements in companies. Should the frequency or magnitude of these events increase, KCG’s losses will likely increase correspondingly. All of the above factors could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG’s market making activities have been and may be affected by changes in the levels of market volatility
Certain of KCG’s market making activities depend on market volatility to provide trading and arbitrage opportunities to KCG’s clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk, which we refer to as VaR, and may expose us to increased risks in connection with market making activities or cause KCG to reduce its market making positions in order to avoid increasing VaR. Limiting the size of KCG’s market making positions can adversely affect profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses in order to decrease our VaR.

The valuation of the financial instruments KCG holds may result in large and occasionally anomalous swings in the value of its positions and in its earnings in any period
The market prices of KCG’s long and short positions are reflected on its books at closing prices which are typically the last trade price before the official close of the primary exchange on which each such security trades. Given that KCG manages a globally integrated portfolio, it may have large and substantially offsetting positions in securities that trade on different exchanges that close at different times of the trading day. As a result, there may be large and occasionally anomalous swings in the value of KCG’s positions daily and, accordingly, in its earnings in any period. This is especially true on the last business day of each calendar quarter.
KCG may fail to realize the anticipated benefits of the combination of GETCO and Knight
The success of KCG will depend on, among other things, KCG’s continued ability to combine the businesses of GETCO and Knight in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of KCG nor result in materially decreased revenues due to loss of customers. If KCG is not able to successfully achieve these objectives, the anticipated benefits of the Mergers may not be realized fully or may take longer to realize than expected.
Business combinations involve numerous risks, including difficulties in the assimilation of the operation, systems, controls and technologies of the companies and the diversion of management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of a business combination because the operations of the businesses are integrated during this period. Achievement of the benefits expected from the Mergers have required, and in the future may require, KCG to incur significant cost in connection with, among other things, implementing financial and operating systems, and integrating technology platforms. KCG may not accurately anticipate all of the changing demands that the Mergers may impose on management, its operational and financial systems and its technology infrastructure.
Further it is possible that the continued integration process could result in the disruption of KCG’s ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect the ability of KCG to maintain relationships with customers and employees or to achieve the anticipated benefits of the Mergers.
The market price of KCG Class A Common Stock may decline if, among other factors, the integration of the Knight and GETCO businesses is unsuccessful, the operational cost savings estimates are not realized or key employees leave KCG. The market price of KCG Class A Common Stock also may decline if KCG does not achieve the perceived benefits of the Mergers as rapidly as, or to the extent, anticipated by financial or industry analysts or if the effect of the Mergers on KCG’s financial results is not consistent with the expectations of financial or industry analysts.
Regulatory and legal uncertainties could harm KCG’s business
The capital markets industry in the U.S. and the foreign jurisdictions in which KCG conducts its business is subject to extensive oversight under federal, state and applicable foreign laws, rules and regulations, as well as the rules of SROs. Broker dealers, investment advisors and financial services firms are subject to regulations concerning all aspects of their businesses, including trade practices, best execution practices, capital adequacy, record-keeping, anti-money laundering, fair and requisite disclosure, and the conduct of their officers, supervisors and employees. KCG’s operations and profitability may be directly affected by, among other things, additional legislation or regulation, or changes in rules promulgated by domestic or foreign governments or regulators; and changes in the interpretation or enforcement of existing laws, regulations and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker dealer, and/or their officers, supervisors or employees. KCG’s ability to comply with applicable laws, regulations and rules is largely dependent on its internal systems to ensure compliance, as well as its ability to attract and retain qualified compliance personnel. Each of KCG’s regulators engages in a series of periodic and special examinations and investigations to monitor compliance with such laws, rules and regulations that may result in disciplinary actions in the future due to alleged noncompliance. KCG is currently the subject of regulatory reviews and investigations that may result in disciplinary actions, including the imposition of fines and penalties, in the future due to alleged non-compliance.
Federal, state and foreign legislators, regulators and SROs are constantly proposing, or enacting, new regulations which may impact KCG’s business. These include rules regarding, among others, a CAT designed to improve the ability of the SEC and others to oversee trading in the U.S. securities markets, private or over-the-counter markets, sometimes referred to as dark liquidity pools, increased transaction and other fees, transaction taxes, enhanced requirements regarding market access (including SEC Rule 15c3-5) and for technology testing and implementation, increased obligations for market makers, higher capital requirements, and order routing limitations. A number of new regulations that impact market makers were recently either adopted or implemented. In particular, on August 1, 2012, SEC Rule 613 was published in the Federal Register. This rule requires the securities exchanges and FINRA to act jointly in developing a national market system plan to develop, implement, and maintain a CAT, with respect to the trading of listed equity securities and listed options. Once implemented, the CAT will impose substantial new reporting requirements on broker dealers, such as KCG. In addition, the SEC proposed Regulation SCI in March 2013. If adopted, Regulation SCI will require members of exchanges and broker dealer operators of alternative trading systems with significant volume to meet new requirements regarding testing and systems integrity. Additionally, Section 31 fees, sometimes described as “SEC Fees”, are reviewed regularly. These could increase substantially in the future in order to recover the costs incurred by the government, including the SEC, for supervising and regulating the securities markets.
Further, in January 2010, the SEC issued a Concept Release seeking public comment on certain market structure issues such as high frequency trading, the colocation of servers with exchange matching engines, off-exchange trading, including internalization where brokers match orders with their own inventory, and markets that do not publicly display price quotations including dark liquidity pools. In particular, high frequency trading continues to be a controversial feature of modern markets and regulatory scrutiny by federal, state and foreign regulators and SROs is likely to continue. Although no rules have yet been proposed in the U.S., there are market participants that continue to call upon the U.S. Congress and the SEC to make changes to limit high-frequency trading and these changes could impact KCG’s business negatively.
In addition, the financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to conduct business or expand internationally. For example, the review of MiFID, which was implemented in November 2007, is nearing completion. Proposed changes to MiFID, which consist of a directive called MiFID 2, and regulations called MiFIR, are expected to be finalized in April 2014.The adoption of MiFID 2/MiFIR will include many changes likely to affect KCG’s business. For example, the changes will require firms like KCG and other market participants to conduct all trading on European markets through authorized investment firms. MiFID 2/MiFIR will also require market makers, including KCG, to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID 2/MiFIR may also impose additional requirements on trading platforms on which KCG trades, such as circuit breakers, synchronization of business clocks, and flagging of algorithms. The implementation of these new requirements is tentatively planned for the second half of 2016 and may impose technological and compliance costs on KCG as a participant in those trading platforms.
In addition, public debate in Europe regarding high-frequency trading is leading policymakers to consider laws and regulations that may impact KCG’s business. For example, France and Italy have adopted FTTs. These taxes have not had a material impact on KCG’s profitability, however, changes to or expansion of these FTTs could impact KCG’s business. In addition, eleven EU Member States are working to agree on FTTs under the EU’s enhanced cooperation procedure, which would apply the FTTs only in those Member States that volunteered to participate in the FTTs. The scope of instruments and transactions that may be covered by these FTTs are still under discussion and it is, therefore, premature to determine the impact of such FTTs on KCG’s business. However, any FTTs may have a material effect on KCG's business, financial condition and operating results. In addition, in Germany, proposed legislation could, among other things, place limits on order-to-execution ratios and require all high-frequency traders on German exchanges to be authorized to trade in Germany.
Any of these laws, rules or regulations, if adopted, as well as any regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG’s business is subject to substantial risk from litigation, regulatory investigations and potential liability under federal, state and international laws, rules and regulations
Many aspects of KCG’s business involve substantial risks of liability. KCG is exposed to potential liability under federal, state and foreign securities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by U.S. and foreign regulators. KCG is also subject to the risk of potential litigation. From time to time, KCG and its subsidiaries and certain of their past and present officers, directors and employees, are, and KCG may be in the future, named as parties in legal actions, regulatory investigations and proceedings, arbitrations and administrative claims and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines, awards, judgments and settlements. Moreover, KCG may be required to indemnify past and present officers, directors and employees in regards to these matters. Certain corporate events, such as a reduction in KCG’s workforce, could also result in additional litigation or arbitration. KCG could incur significant legal expenses in defending such litigations or proceedings.
As described further in Part I, Item 3, "Legal Proceedings" of this Form 10-K, in October 2013, KCA, a broker dealer subsidiary of KCG, reached a settlement with the SEC relating to the August 1, 2012 technology issue. Under the terms of the settlement order issued to KCA by the SEC, KCA is required to cease and desist from committing future violations of SEC Rule 15c3-5, the Market Access Rule, and Rules 200(g) and 203(b) of Regulation SHO, the Short Sale Rules. As a result of the settlement order, KCG may be subject to heightened regulatory scrutiny from the SEC and other regulators with respect to violations of the Market Access Rule, the Short Sale Rules and other SEC rules and regulations. In addition, the settlement agreement contains substantive obligations that KCA must comply with. A failure to comply with the terms of the settlement could result in additional actions against KCA.
An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against KCG could have a material adverse effect on its business and reputation, financial condition and operating results.
KCG faces risks related to the events of August 1, 2012
Knight experienced a technology issue at the opening of trading at the NYSE on August 1, 2012. This issue was related to its installation of trading software and resulted in Knight’s broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from Knight’s systems and the software issue was limited to the routing of certain NYSE-listed stocks, it resulted in Knight realizing a pre-tax loss including related legal and professional fees of approximately $468.1 million. This severely impacted Knight’s capital base and business operations, and Knight experienced reduced order flow, liquidity pressures and harm to customer and counterparty confidence.
As a result of this technology issue and its impact, Knight is currently subject to litigation by former Knight stockholders alleging that they were damaged by this technology issue. In addition, as described further in "Legal Proceedings" in Part I, Item 3 of this Form 10-K, in October 2013, KCA reached a settlement with the SEC, in which KCA, without admitting or denying the findings, consented to the issuance of a settlement order. As a condition of that settlement, KCA was required to retain an independent consultant to conduct a comprehensive review of KCA’s compliance with the SEC’s Market Access Rule, which we refer to as the Independent Compliance Review. Other regulatory or governmental agencies may decide to conduct further investigations into similar issues and related matters. While KCG is unable to predict the outcome of any existing or future litigation or regulatory or governmental investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on KCG’s financial condition or ongoing operations. In addition, KCG may incur significant expenses in defending against the existing litigation or any other future litigation, or in connection with any regulatory or governmental investigations, and in implementing technical changes and remedial measures which may be required pursuant to the Independent Compliance Review or otherwise necessary or advisable. KCG may also be required to take remedial steps that could be burdensome for its business operations.
Additionally, if existing or potential future clients and/or counterparties do not believe that KCG has addressed the technology issues related to the events of August 1, 2012, or if they have concerns about future technology issues, this could cause existing or future customers of KCG to lose confidence in KCG’s systems and could adversely affect its reputation and its ability to attract or maintain customers and counterparty relationships. In the event that KCG is not able to restore the confidence of former Knight customers or counterparties, KCG may experience reduced business activity in its trading, market making and other businesses, which could adversely impact the results of KCG’s operations.
Substantial competition could reduce KCG’s market share and harm KCG’s financial performance
All aspects of KCG’s business are intensely competitive. KCG faces competition in its businesses primarily from global, national and regional broker dealers, exchanges, and ATSs. ATSs include crossing networks that match orders in private or without a public quote, electronic communication networks that match orders off-exchange based on a displayed public quote or ECNs, and dark liquidity pools which offer a variety of market models enabling investors to trade off-exchange. Equities competition is based on a number of factors, including KCG’s execution standards (e.g., price, liquidity, speed and other client-defined measures), client relationships and service, reputation, payment for order flow, market structure, product and service offerings, and technology. KCG will continue to face intense competition in connection with all of its trading activities, and KCG’s ability to effectively compete will depend on a number of factors including its ability to design, build and effectively deploy the necessary technologies and operations to support all of its trading activities. A number of competitors of KCG’s businesses have greater financial, technical, marketing and other resources than KCG. Some of KCG’s competitors offer a wider range of services and financial products than KCG does and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than KCG to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more business attractive terms to clients including larger order flow rebate payments. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. The trend toward increased competition in KCG’s businesses is expected to continue and it is possible that KCG’s competitors may acquire increased market share.
As a result of the above, there can be no assurance that KCG will be able to compete effectively with current or future competitors, which could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG could lose significant sources of revenues if it loses any of its larger clients
At times, a limited number of clients could account for a significant portion of KCG’s order flow, revenues and profitability, and KCG expects a large portion of the future demand for, and profitability from, its trade execution services to remain concentrated within a limited number of clients. The loss of one or more larger clients could have an adverse effect on KCG’s revenues and profitability in the future.
None of KCG’s clients is currently contractually obligated to utilize KCG for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or will have entered into strategic relationships with competitors. There can be no assurance that KCG will be able to retain these major clients or that such clients will maintain or increase their demand for KCG’s trade execution services. Further, the continued integration of Knight and GETCO could result in disruption to KCG’s ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect the ability of KCG to maintain relationships with customers, or to solicit new customers. The loss, or a significant reduction, of demand for KCG’s services from any of these clients could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG is highly dependent on key personnel
KCG is highly dependent on a limited number of key personnel. KCG’s success is dependent to a large degree on its ability to retain the services of its existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of KCG’s key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG’s success also depends, in part, on the highly skilled, and often specialized, individuals KCG employs. KCG’s ability to attract and retain management, trading, market making, sales and technology professionals, as well as quantitative analysts and programmers is important to KCG’s business strategy. KCG strives to provide high quality services that allow it to establish and maintain long-term relationships with its clients. KCG’s ability to do so depends, in large part, upon the individual employees who represent KCG in its dealings with such clients. There can be no assurance that KCG will not lose such professionals due to increased competition or other factors in the future, or that such professionals will not leave KCG voluntarily. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry or technical expertise and long-term relationships with clients, could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG has significant leverage
Although KCG has repaid a significant portion of its indebtedness incurred in connection with the Mergers, approximately $440.0 million aggregate principal amount of such indebtedness as well as $117.3 million of Convertible Notes remains outstanding as of the date of this report, which reflects the $100.0 million repayment in January 2014, see Footnote 25 "Subsequent Events" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" herein. This leverage may have important negative consequences for KCG and its stockholders, including:

•	increasing its vulnerability to general adverse economic and industry conditions;

•
requiring it to dedicate a portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for it to optimally manage the cash flow for its businesses;

•	limiting its flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;

•	placing it at a competitive disadvantage compared to its competitors that have less debt;

•
subjecting it to a number of restrictive covenants that, among other things, limit its ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments, and

•	exposing it to interest rate risk due to the variable interest rate on borrowings under its credit facility.
KCG’s ability to make payments of the principal on and refinance its indebtedness will depend on its future performance, its ability to generate cash flow and market conditions, each of which is subject to economic, financial, competitive and other factors beyond its control. KCG’s business may not continue to generate cash flow from operations sufficient to service its debt and make necessary capital expenditures. If KCG is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive to current shareholders. KCG’s ability to refinance all or a portion of its indebtedness will depend on KCG's financial condition and its ability to access the capital markets and the credit markets. KCG may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in increased financing costs or a default on its debt obligations.
KCG may be unable to remain in compliance with the financial maintenance and other affirmative and negative covenants contained in its debt instruments and the obligation to comply with such covenants may adversely affect its ability to operate its business
KCG’s current debt instruments contain financial maintenance and other affirmative and negative covenants that impose significant requirements on KCG and limit its ability to engage in certain transactions or activities. In addition, in the future KCG may enter into other debt instruments with covenants different from, and potentially more onerous than, those expected to be included in the KCG debt facilities. These covenants could limit KCG’s flexibility in managing its businesses. Further, there can be no assurance that KCG will be able to generate sufficient earnings to enable KCG to satisfy the financial maintenance and other affirmative and negative covenants included in its debt instruments. In the event that KCG is unable to either comply with these restrictions and other covenants or obtain waivers from its lenders, KCG would be in default under these debt instruments and, among other things, the repayment of KCG’s debt could be accelerated by its lenders. In such case, KCG might not be able to repay its debt or borrow sufficient funds to refinance its debt on commercially reasonable terms, or on terms that are acceptable to KCG, resulting in a default on its debt obligations, which could have an adverse effect on its financial condition.
In connection with the Mergers, KCG entered into a first lien credit facility and assumed the second lien senior secured notes, which contain customary affirmative and negative covenants for facilities of their type and customary exceptions, qualifications and “baskets” which provide KCG exceptions to certain of the negative covenant restrictions on its business up to certain specified amounts. The negative covenants include, among other things, limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, modifications of organizational documents and other material agreements, restrictions on subsidiaries, capital expenditures, issuance and repurchases of capital stock, negative pledges and business activities.
The first lien credit facility also has financial maintenance covenants establishing a maximum consolidated first lien leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated tangible net worth.

KCG may be able to incur substantially more debt and take other actions that could diminish its ability to make payments on its indebtedness when due, which could further exacerbate the risks associated with its current level of indebtedness.
Despite KCG’s indebtedness level and the negative covenants contained in the first lien credit facility and second lien senior secured notes, KCG may be able to incur substantially more indebtedness in the future. KCG is not fully restricted under the terms of the credit agreement for the first lien credit facility or the indenture for the second lien senior secured notes from incurring additional debt, securing existing or future debt, recapitalizing KCG’s debt or taking a number of other actions, including certain additional indebtedness incurred in the ordinary course of business by KCG’s broker dealer subsidiaries and certain other regulated subsidiaries, any of which additional indebtedness could diminish KCG’s ability to make payments on its indebtedness when due and further exacerbate the risks associated with KCG’s current level of indebtedness. If new debt is added to KCG’s or any of its existing and future subsidiaries' current debt, the related risks that KCG now faces could intensify.
KCG’s principal stockholders own a substantial percentage of KCG’s Class A Common Stock, which could limit the ability of other stockholders to influence corporate matters or result in actions that the other stockholders do not believe to be in KCG’s interests or their interests
As of February 24, 2014, 2014 KCG’s four largest stockholders beneficially owned an aggregate of approximately 55% of KCG’s outstanding Class A Common Stock (including restricted stock units) (or 60%, assuming exercise of the KCG warrants held by these holders in full) based on the most recent Schedule 13D or 13G filed by the holders. As a result, these large stockholders may be able to exert influence over KCG’s affairs and policies, including the election of directors and the approval of mergers, acquisitions and other extraordinary transactions. In addition, three of the largest stockholders hold four seats on KCG’s board of directors This concentrated control will limit the ability of the remaining stockholders to influence corporate matters, and the interests of the large stockholders may not coincide with KCG’s interests or the interests of the remaining stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of KCG, could deprive KCG’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of KCG and might ultimately affect the market price of KCG’s common stock.
These large stockholders may seek to sell large portions of KCG Class A Common Stock in one or a series of related transactions, including through block trades, 10b5-1 sales plans or underwritten secondary offerings. In connection with the Mergers, certain of these stockholders were granted registration rights, which, subject to certain limitations, require KCG to assist such stockholders in conducting one or more registered offerings of all or a portion of their holdings. Any significant sales of KCG Class A Common Stock or any market perception of future sales of KCG Class A Common Stock may result in a decrease in the trading price of KCG’s Class A Common Stock.
Shares of KCG Class A Common Stock are subject to dilution as a result of exercise of the warrants
The shares of KCG Class A Common Stock are subject to dilution upon exercise of KCG’s warrants. Approximately 24.3 million shares of KCG Class A Common Stock may be issued in connection with exercise of the warrants. These warrants have exercise prices ranging from $12.00 to $15.00 and terms of between four and six years. The warrants may be exercised at any time, even if the current market price of the KCG Class A Common Stock is below the applicable exercise price.
The market price of KCG Class A Common Stock will likely be influenced by the warrants. For example, the market price of KCG Class A Common Stock could become more volatile and could be depressed by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of KCG Class A Common Stock received upon exercise of the warrants.
KCG may not be able to keep up with rapid technological and other changes or adequately protect its intellectual property
The markets in which KCG competes are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing client demands. If KCG is not able to keep up with these rapid changes on a timely and cost-effective basis, it may be at a competitive disadvantage. The widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require KCG to incur substantial expenditures to modify or adapt its services or infrastructure. Any failure by KCG to anticipate or respond adequately to technological advancements (including advancements related to telecommunications, data transfer, execution and messaging speeds), client requirements or changing industry standards or to adequately protect its intellectual property, or any delays in the development, introduction or availability of new services, products or enhancements, could have a material adverse effect on KCG’s business, financial condition and operating results.
Additionally, the success of KCG and its subsidiaries has largely been attributable to their sophisticated proprietary technology that has taken many years to develop. KCG has benefited from the fact that the type of proprietary technology it employs has not been widely available to its competitors. If KCG’s technology becomes more widely available to its current or future competitors for any reason, KCG’s operating results may be adversely affected.
KCG uses trademark, trade secret, copyright and other proprietary rights and procedures to protect its intellectual property and technology resources. Despite its efforts, monitoring unauthorized use of KCG’s intellectual property is difficult and costly, and KCG cannot be certain that the steps it takes to prevent unauthorized use of its proprietary rights are sufficient to prevent misappropriation of its technology, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, KCG cannot be sure that courts will adequately enforce contractual arrangements KCG has entered into to protect its proprietary technologies. If any of KCG’s proprietary information were misappropriated by or otherwise disclosed to our competitors, its competitive position could be adversely affected. KCG may incur substantial costs to defend ownership of its intellectual property or to replace misappropriated proprietary technology. If a third party were to assert a claim of infringement of KCG’s proprietary rights, obtained through patents or otherwise, against KCG with respect to one or more of its methods of doing business or conducting its operations, KCG could be required to spend significant amounts to defend such claims, develop alternative methods of operations, pay substantial money damages or obtain a license from the third party.
Capacity constraints, systems failures and delays could harm KCG’s business
KCG’s business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. KCG’s systems and operations are vulnerable to damage or interruption from human error, technological or operational failures, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. The nature of KCG’s businesses involves a high volume of transactions made in rapid fashion which could result in certain errors being repeated or compounded before they are discovered and successfully rectified. Extraordinary trading volumes or other events could cause KCG’s computer systems to operate at an unacceptably slow speed or even fail. KCG’s necessary dependence upon automated systems to record and process transactions and large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.
While KCG has invested significant amounts of capital to upgrade the capacity, reliability, scalability and speed of its systems, there can be no assurance that its systems will be sufficient to handle current or future trading volumes, and the modifications themselves may result in unanticipated and undesirable consequences. For example, the August 1, 2012 Knight technology issue that led to the aforementioned trading losses related to an update of trading software. Although KCG will continually update and modify its trading software in response to changes in its business, rule changes and for various other reasons, there are no assurances that such updates and modifications to KCG’s trading software will not result in future trading losses. Many of KCG’s systems are, and much of its infrastructure is, designed to accommodate additional growth without material redesign or replacement; however, KCG may need to make significant investments in additional hardware and software to accommodate growth, including to manage the complexities of the larger firm and / or to accommodate any increase in transaction volume resulting from the Mergers. Failure to make necessary expansions and upgrades to its systems and infrastructure, including any inability to develop and upgrade existing technology, transaction-processing systems or network infrastructure to accommodate increased sales volume through KCG’s transaction-processing systems, could lead to unanticipated system disruptions, slower response time, degradation in levels of customer service and impaired quality and speed of order fulfillment. KCG may not successfully evaluate or utilize technology acquired as a result of the Mergers, which may also lead to failures and delays. Such failures or delays could cause substantial losses for KCG and its clients and could subject KCG to claims from its clients for losses, including litigation and arbitration claims, as well as regulatory actions. From time to time, KCG has reimbursed its clients for losses incurred in connection with systems failures and delays. Capacity constraints, systems failures and delays may occur in the future and could cause, among other things, unanticipated problems with KCG’s trading or operating systems, disruptions in its client and non-client market making activities, disruptions in service to its clients, slower system response times resulting in transactions not being processed as quickly as KCG’s clients desire, decreased levels of client service and client satisfaction, and harm to KCG’s reputation.

If any of these events were to occur, KCG could suffer substantial financial losses, loss of clients or reduction in the growth of its client base, increased operating expenses, litigation or other client claims and regulatory sanctions or additional regulatory burdens.
KCG has business continuity capabilities that could be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, KCG has to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect KCG, a building that KCG occupies, a business district in which KCG is located, a city in which KCG is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. KCG’s business continuity facilities are designed to allow it to substantially continue operations if KCG is prevented from accessing or utilizing its primary offices for an extended period of time. Although KCG has employed significant effort to develop, implement and maintain reasonable business continuity plans, KCG will not be able to ensure that its systems will properly or fully recover after a significant business disruption in a timely fashion. If KCG is prevented from using any of its current trading operations or any third party services, or if its business continuity operations do not work effectively, KCG may not have complete business continuity. This could have a material adverse effect on KCG’s business, financial condition and operating results.
Failure of third-party systems on which KCG relies could adversely affect its business
KCG relies on certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, Internet service, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to KCG’s business. If KCG’s arrangement with any third party is terminated, KCG may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on KCG’s business, financial condition and results of operations.
KCG may incur losses as a result of ineffective risk management processes and strategies.
KCG seeks to monitor and control its risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While KCG employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, KCG may, in the course of its activities, incur losses.
Exposure to credit risk may adversely affect KCG’s results of operations
KCG will be at risk if issuers whose securities or other instruments KCG holds, customers, trading counterparties, counterparties under derivative contracts or financing agreements, clearing agents, exchanges, clearing houses or other financial intermediaries or guarantors default on their obligations to KCG due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on KCG’s results of operations, financial condition and cash flows.
KCG conducts the majority of its trade executions as principal or riskless-principal with broker dealers, financial services firms and institutional counterparties. KCG self-clears a considerable portion of its trade executions, which requires that KCG compare and match trades, record all transaction details, finance inventory and maintain deposits with clearing organizations, rather than rely upon an outside party to provide those services. When KCG self-clears its securities transactions, it is required to hold the securities subject to those transactions until the transactions settle, which typically occurs three trading days following the date of execution of the transaction. During the period of time from the execution to the settlement of a securities transaction, the securities to be transferred in the transaction may incur a significant change in value or the counterparty to the transaction may become insolvent, may default on its obligation to settle the transaction or may otherwise become unable to comply with its securities financing contractual obligations, resulting in potential losses to KCG. KCG is also exposed to credit risk from its counterparties when it self-clears securities transactions and when it clears securities transactions through an unaffiliated clearing broker, the latter of which is the case with a minority of KCG’s trade executions. Counterparty credit risk relates to both the deposits held with clearing organizations and instances where a trade might have failed, or be contested, adjusted or generally deviate from the terms understood at the time of execution. Under the terms of the agreements between KCG and its clearing brokers, the clearing brokers have the right to charge KCG for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on KCG’s business, financial condition and operating results.
Although KCG has procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, including rapid changes in securities, commodity and foreign exchange price levels. Some of KCG’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by KCG. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect KCG. KCG may be materially and adversely affected in the event of a significant default by its customers and counterparties.
KCG’s failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause investors to lose confidence in its financial statements and have a material adverse effect on KCG’s business and stock price
KCG devotes considerable resources, including management’s time and other internal resources, to complying with regulatory requirements relating to internal control over financial reporting. Although GETCO and its subsidiaries have not previously been, and in 2013 were not, subject to the requirements of Section 404 of the Sarbanes-Oxley Act, these entities will be subject to such requirements in 2014. If KCG cannot successfully integrate the financial reporting processes of GETCO and Knight with adequate internal controls over financial reporting, management’s assessment may be negative and/or KCG’s independent registered public accounting firm may be unable to issue an unqualified attestation report on the effectiveness of KCG’s internal control over financial reporting. This could lead to a negative reaction in the financial markets due to a loss in investor confidence, and, in turn, the market price of KCG Class A Common Stock could be materially adversely affected.
In addition, internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, KCG could lose investor confidence in the accuracy and completeness of its financial reports, which may have a material adverse effect on its stock price.
KCG’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates
KCG’s accounting policies and assumptions are fundamental to its reported financial condition and results of operations. KCG’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report KCG’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting KCG’s reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. If such estimates or assumptions underlying KCG’s financial statements are incorrect, KCG may experience material losses.
In November 2013, KCG restated certain legacy historical financial statements of GETCO. As a result of these restatements, KCG's management concluded that there were material weaknesses in GETCO's financial statement preparation processes and the related disclosure controls for the period leading up to the Mergers. Any future restatements or corrections of errors may result in a loss of investor confidence in KCG’s financial reporting.
Additionally, from time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of KCG’s financial statements. These changes are beyond KCG’s control, can be difficult to predict and could materially impact how KCG reports its financial condition and results of operations. Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on KCG’s business, financial condition and results of operations.
Self-clearing exposes KCG to significant operational, financial, and liquidity risks
KCG self-clears substantially all of its domestic and international equities transactions using proprietary platforms and intends to expand self-clearing across product offerings and asset classes in the future. Self-clearing requires KCG to finance the majority of its inventory and maintain margin deposits at clearing organizations. Self-clearing exposes KCG’s business to operational risks, including business and technology disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While KCG’s clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements, have been carefully designed, KCG may nevertheless encounter difficulties that may lead to operating inefficiencies, including technology issues, dissatisfaction amongst KCG’s client base, disruption in the infrastructure that supports the business, inadequate liquidity (as Knight experienced during the events of August 1, 2012), increased margin requirements with clearing organizations and counterparties who provide financing with respect to inventories, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect KCG’s ability to effect transactions and manage its exposure to risk. Moreover, any of these events could have a material adverse effect on KCG’s business, financial condition and operating results.
Acquisitions, strategic investments, divestitures and other strategic relationships involve certain risks
KCG is the product of strategic relationships and acquisitions, and it may continue to pursue opportunistic strategic acquisitions of, investments in, or divestitures of businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, employee retention issues, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets and the potential writedown of goodwill due to impairment, which could reduce future reported earnings, or result in potential loss of clients and/or key employees of acquired companies. KCG may not be able to integrate successfully certain operations, personnel, services or products that it has acquired or may acquire in the future.
As KCG has sought to refocus on its core market making and trading services, it has shutdown, reconstituted or disposed of several non-core businesses, including its reverse mortgage origination and securitization business, which accounted for $39.9 million in revenues in 2013 which are included within discontinued operations. Additional divestitures are possible in the future and may have a material impact on KCG’s balance sheet or results of operations. There is no guarantee that KCG will be able to replace the revenue generated by any divested business. Divestitures generally also entail numerous risks. The divestiture of an existing business could reduce KCG’s future operating cash flows and revenues, make its financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of KCG Class A Common Stock and increased reliance on other elements of its core business operations. In addition, the agreements to sell any divested businesses may require KCG to indemnify the buyer in certain situations. If KCG does not successfully manage the risks associated with a divestiture, its business, financial condition, and results of operations could be adversely affected. KCG also may not find suitable purchasers for businesses it may wish to divest. In addition, the decision to pursue acquisitions, divestitures or other strategic transactions may jeopardize KCG’s ability to retain the services of its existing key employees and to attract and retain additional qualified personnel in the future.
Strategic investments also entail some of the other risks described above. If these investments are unsuccessful, KCG may need to incur charges against earnings. KCG may build and establish a number of strategic relationships. These relationships and others KCG may enter into in the future may be important to its business and growth prospects. KCG may not be able to maintain these relationships or develop new strategic alliances.
International activities involve certain risks
KCG’s international operations expose it to financial, cultural, regulatory and governmental risks. Approximately 25% of the pro forma combined revenues of Knight and GETCO in the three years ended December 31, 2013, resulted from international operations. The financial services industry in many foreign countries is heavily regulated, much like the U.S., but differences, whether cultural, legal or otherwise, do exist. KCG is exposed to risks and uncertainties, including political, economic and financial instability, changes in requirements, exchange rate fluctuations, staffing challenges and the requisite controls needed to manage such operations. To continue to operate and expand its services globally, KCG will have to comply with the unique legal and regulatory controls of each country in which it conducts, or intends to conduct business, the requirements of which may be onerous or may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to successfully conduct or expand its business internationally. It may increase KCG’s costs of investment. Additionally, operating international locations involves both execution and reputational risk. KCG may not be able to manage these costs or risks effectively.
Rules governing specialists and designated market makers may require KCG to make unprofitable trades or prevent KCG from making profitable trades
Specialists and designated market makers are granted certain rights and have certain obligations to "make a market" in a particular security. They agree to specific obligations to maintain a fair and orderly market. In acting as a specialist or designated market maker, KCG is subjected to a high degree of risk by having to support an orderly market. In this role, KCG may at times be required to make trades that adversely affect its profitability. In addition, KCG may at times be unable to trade for its own account in circumstances in which it may be to its advantage to trade, and KCG may be obligated to act as a principal when buyers or sellers outnumber each other. In those instances, KCG may take a position counter to the market, buying or selling securities to support an orderly market. Additionally, the rules of the markets which govern KCG’s activities as a specialist or designated market maker are subject to change. If these rules are made more stringent, KCG’s trading revenues and profits as specialist or designated market maker could be adversely affected.
KCG is a holding company and depends on its subsidiaries for dividends, distributions and other payments
KCG is a legal entity separate and distinct from its broker dealer and other subsidiaries. KCG’s principal source of cash flow, including cash flow to pay principal and interest on its outstanding debt, will be dividends and distributions from its subsidiaries. There are statutory and regulatory limitations on the payment of dividends or distributions by regulated subsidiaries, such as broker dealers. If KCG’s subsidiaries are unable to make dividend payments or distributions to it and sufficient cash or liquidity is not otherwise available, KCG may not be able to make principal and interest payments on its outstanding debt and could default on its debt obligations. In addition, KCG’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors.
Fluctuations in currency exchange rates could adversely affect KCG’s earnings
A significant portion of KCG’s international business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored, and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on KCG’s financial performance. These strategies may include the financing of non-U.S. dollar assets with borrowings in the same currency and the use of various hedging transactions related to net assets, revenues, expenses or cash flows. Any material fluctuations in currencies could have a material effect on our operating results.
The market price of KCG’s common stock could fluctuate significantly
The U.S. securities markets in general have experienced significant price fluctuations in recent years. If the market price of KCG Class A Common Stock fluctuates significantly, KCG may become the subject of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources. KCG’s future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of KCG Class A Common Stock.
KCG may not pay dividends
KCG does not currently expect to pay dividends on its common stock. Any determination to pay dividends in the future will be at the discretion of the KCG board of directors and will depend upon among other factors, KCG’s cash requirements, financial condition, requirements to comply with the covenants under its debt instruments and credit facilities, earnings and legal considerations. If KCG does not pay dividends, then the return on an investment in its common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that KCG Class A Common Stock will appreciate in value or maintain its value.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021. We also collectively lease approximately 450,000 square feet for our office locations in the U.S., Europe and Asia.

Item 3.	Legal Proceedings
The information required by this Item is set forth in the “Legal Proceedings” section in Footnote 21 "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" herein.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock is listed on the NYSE under the ticker symbol “KCG”. Regular-way public trading of our Class A Common Stock commenced on July 5, 2013 on the New York Stock Exchange. The following table sets forth, since July 5, 2013, the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE during the relevant periods.

	High	Low
2013
Third Quarter	$12.24	$8.16
Fourth Quarter	12.08	8.29
The closing sale price of our Class A Common Stock as reported by the NYSE on February 27, 2014, was $11.82 per share. As of that date there were 140 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are 21,595 beneficial holders of our Class A Common Stock. Holders of restricted stock units are not included in the calculation of holders of record.
We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many factors, including, but not limited to, our results of operations, financial condition, capital and liquidity requirements and restrictions imposed by financing arrangements, as further described in the “Financial Condition, Liquidity and Capital Resources” section included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and in Footnote 12, “Debt” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Comparative Stock Performance Graph
The graph below compares the total cumulative return of the KCG Class A Common Stock from July 5, 2013 (the day KCG commenced regular-way trading on the NYSE) through December 31, 2013, to the Standard & Poor’s 500 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on July 1, 2013.

	Period Ending
Index	07/05/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
KCG Holdings, Inc.	100.00	85.77	80.74	80.65	81.30	111.16	111.26
S&P 500	100.00	104.51	101.48	104.67	109.48	112.81	115.67
SNL Broker/Dealer	100.00	105.90	100.65	104.41	108.90	117.54	121.95

The following table contains information about our purchases of KCG Class A Common Stock during the fourth quarter of 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2013 - October 31, 2013
Employee transactions (1)	84
Total	84	$8.53
November 1, 2013 - November 30, 2013
Employee transactions (1)	10
Total	10	$11.93
December 1, 2013 - December 31, 2013
Employee transactions (1)	58
Total	58	$11.81
Total
Employee transactions (1)	151
Total	151	$10.00
________________________________________
Totals may not add due to rounding.
(1) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2013, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except weighted-average exercise price)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	4,967	$18.45	18,771
Equity compensation plans not approved by security holders	—	—	—
Total	4,967	$18.45	18,771

Item 6.	Selected Financial Data
The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2013, 2012 and 2011 and the Consolidated Statements of Financial Condition Data at December 31, 2013 and 2012 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2010 and 2009 and the Consolidated Statements of Financial Condition Data at December 31, 2011, 2010 and 2009 are derived from Consolidated Financial Statements updated to conform with current year presentation and not included in this document.

	For the year ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Trading revenue, net	$628,304	$421,063	$611,845	$335,418	$138,384
Commissions and fees	275,474	105,518	284,620	529,673	816,778
Interest, net	(537)	(2,357)	(1,211)	50	1,099
Investment income and other, net	116,930	27,010	20,194	1,804	537
Total revenues	1,020,171	551,234	915,448	866,945	956,798
Expenses
Employee compensation and benefits	349,192	157,855	241,753	220,318	247,255
Execution and clearance fees	246,414	185,790	289,025	303,574	307,036
Communications and data processing	123,552	90,623	87,116	61,844	43,402
Depreciation and amortization	55,570	34,938	1,299	46,612	29,483
Interest	44,785	2,665	45,675	740	961
Payments for order flow	35,711	2,964	3,299	4,086	4,710
Occupancy and equipment rentals	24,812	12,804	17,142	7,054	6,509
Professional fees	46,662	14,072	9,903	11,621	8,193
Business development	4,609	23	108	143	—
Writedown of capitalized debt costs	13,209	—	—	—	—
Writedown of assets and lease loss accrual	14,748	—	—	—	—
Other	43,094	23,073	26,587	21,263	17,177
Total expenses	1,002,358	524,807	721,907	677,255	664,726
Income from continuing operations before income taxes	17,813	26,427	193,541	189,690	292,072
Income tax (benefit) expense	(102,195)	10,276	30,841	27,834	28,972
Income from continuing operations, net of taxes	120,008	16,151	162,700	161,856	263,100
Income from discontinued operations, net of taxes	80	—	—	—	—
Net income	$120,088	$16,151	$162,700	$161,856	$263,100
Basic earnings per share from continuing operations	$1.50	$0.33	$3.21	$3.24	$5.39
Diluted earnings per share from continuing operations	$1.48	$0.33	$3.21	$3.24	$5.39
Basic earnings per share from discontinued operations	$—	$—	$—	$—	$—
Diluted earnings per share from discontinued operations	$—	$—	$—	$—	$—
Basic earnings per share	$1.50	$0.33	$3.21	$3.24	$5.39
Diluted earnings per share	$1.48	$0.33	$3.21	$3.24	$5.39
Shares used in computation of basic earnings per share	80,143	48,970	50,688	49,977	48,773
Shares used in computation of diluted earnings per share	81,015	48,970	50,688	49,977	48,773

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$674,281	$427,631	$607,689	$614,025	$638,326
Financial instruments owned, at fair value	2,721,839	654,875	240,338	99,418	66,869
Total assets	6,991,215	1,687,536	1,302,023	1,184,382	967,426
Financial instruments sold, not yet purchased, at fair value	2,165,500	512,553	140,530	191,446	24,068
Debt	657,259	15,000	15,000	21,654	20,000
Redeemable preferred member's equity	—	311,139	314,440	338,158	350,000
Equity	1,507,252	654,672	622,996	532,411	439,858

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Explanatory Note
On July 1, 2013, Knight Capital Group, Inc. (“Knight”) merged with and into Knight Acquisition Corp., a wholly-owned subsidiary of KCG Holdings, Inc. (“KCG” or the "Company"), with Knight surviving the merger, GETCO Holding Company, LLC (“GETCO”) merged with and into GETCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GETCO surviving the merger and GA-GTCO, LLC, a unitholder of GETCO, merged with and into GA-GTCO Acquisition, LLC, a wholly-owned subsidiary of KCG, with GA-GTCO Acquisition, LLC surviving the merger (collectively, the “Mergers”), in each case, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became wholly-owned subsidiaries of KCG.
All references herein to the "Company", "we", "our" or "KCG" relate solely to KCG and not Knight. All references to "GETCO" relate solely to GETCO and not KCG.
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 are comprised of the results of GETCO only for the six months ended June 30, 2013 and the results of KCG (the combined Knight and GETCO) for the six months ended December 31, 2013. All periods prior to 2013 reflect solely the results and financial condition of GETCO.
All GETCO earnings per share and unit share outstanding amounts in this Annual Report on Form 10-K have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2011, at the exchange ratio, as defined in the Merger Agreement.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with respect to the Mergers, the Current Report on Form 8-K filed by KCG on July 1, 2013 with the U.S. Securities and Exchange Commission ("SEC") and the Current Report on Form 8-K filed by KCG on August 9, 2013, the Current Report on Form 8-K filed by KCG on November 12, 2013 related to the restatement of GETCO historical results and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, and “Legal Proceedings” section in Footnote 21 "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data", the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company's industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the Mergers including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the costs and risks associated with the sale of Knight's institutional fixed income sales and trading business, the sale of KCG's reverse mortgage origination and securitization business and the departure of the managers of KCG's listed derivatives group; (iv) changes in market structure, legislative, regulatory or financial reporting rules; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
Executive Overview
We are a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based market making. KCG has multiple access points to trade global equities, options, fixed income, foreign currencies and commodities via voice or automated execution.
On December 19, 2012, Knight, GETCO and GA-GTCO, LLC, an affiliate of GETCO entered into the Merger Agreement. The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO became wholly-owned subsidiaries of KCG.
Pursuant to the Merger Agreement, upon completion of the Mergers subject to proration and certain specified exceptions, each outstanding share of Knight Class A common stock, par value $0.01 per share ("Knight Common Stock") was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A Common Stock. Pursuant to the proration procedures provided in the Merger Agreement and taking into account the waiver by Jefferies LLC, Knight's largest stockholder before the Mergers, of its right to receive cash consideration with respect to certain of its shares, former Knight stockholders eligible for election received a cash payment, in aggregate, of $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP"). Under the purchase method of accounting, the assets and liabilities of Knight were recorded, as of completion of the Mergers, at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG following completion of the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer under GAAP, all historical financial information is that of GETCO.
Results of Operations
As of December 31, 2013, our operating segments comprised the following:

•
Market Making— Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, foreign currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, institutions and banks. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). We are an active participant on all major global equity and futures exchanges and also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. We generally earn commissions as an agent between principals to transactions that are executed within this segment, however, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment primarily consists of self-directed trading in global equities through a suite of algorithms or via our execution management system; institutional high touch sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); an institutional spot foreign exchange electronic communication network ("ECN"); a fixed income ECN that also offers trading applications; an alternative trading system ("ATS") for global equities; and futures execution and clearing through a futures commission merchant ("FCM").

•
Corporate and Other— Our Corporate and Other segment invests principally in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. Our Corporate and Other segment also contains functions that support our other segments such as self-clearing services, including stock lending activities.

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
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the year ended December 31,
	2013	2012	2011
Market Making
Revenues	$688,197	$495,427	$862,759
Expenses	584,639	460,540	658,873
Pre-tax earnings	103,559	34,887	203,886
Global Execution Services
Revenues	197,766	36,211	27,599
Expenses	223,506	43,541	43,006
Pre-tax loss	(25,739)	(7,330)	(15,406)
Corporate and Other
Revenues	134,208	19,596	25,089
Expenses	194,215	20,726	20,028
Pre-tax (loss) earnings	(60,007)	(1,130)	5,061
Consolidated
Revenues	1,020,171	551,234	915,448
Expenses	1,002,360	524,807	721,907
Pre-tax earnings	$17,813	$26,427	$193,541
Totals may not add due to rounding.

Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of professional fees related to the Mergers and fees related to Knight's August 1, 2012 technology issue; the acceleration of compensation expense related to certain unit-based awards that vested upon the Mergers; compensation expense related to a reduction in workforce and the departure of the ETF management team; writedowns of assets and lease loss accrual primarily related to office consolidations; writedown of capitalized debt costs related to early repayment of debt; gains and losses from strategic assets including a gain from GETCO's strategic investment in Knight.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the years ended ended December 31, 2013, 2012 and 2011.
The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Year ended December 31, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$103,559	$(25,739)	$(60,007)	$17,813
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Writedown of capitalized debt costs	—	—	13,209	13,209
Professional and other fees related to Mergers and August 1st technology issue	—	—	47,183	47,183
Compensation and other expenses related to reduction in workforce	11,518	21,444	708	33,670
Unit based compensation acceleration due to Mergers	—	—	22,031	22,031
Strategic asset impairment	—	—	7,825	7,825
Writedown of assets and lease loss accrual	108	1,681	13,344	15,133
Adjusted pre-tax earnings	$115,185	$(2,614)	$(83,679)	$28,892
Totals may not add due to rounding

Year ended December 31, 2012	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$34,887	$(7,330)	$(1,130)	$26,427
Investment gain	(9,133)	—	(14,599)	(23,732)
Professional and other fees related to Mergers	—	—	4,318	4,318
Adjusted pre-tax earnings	$25,754	$(7,330)	$(11,411)	$7,013
Totals may not add due to rounding

Year ended December 31, 2011	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$203,886	$(15,406)	$5,061	$193,541
Gain on strategic investment	—	—	(27,750)	(27,750)
Strategic asset impairment	—	—	5,000	5,000
Adjusted pre-tax earnings	$203,886	$(15,406)	$(17,689)	$170,791
Totals may not add due to rounding

A summary of the changes in our financial results and balances follows. Please note that the primary reason for the variance between 2013 and 2012 results is the Mergers which occurred on July 1, 2013. Financial results for periods prior to the Mergers reflect solely the results of GETCO while periods following the Mergers reflect the results of KCG which includes both GETCO and Knight.
Consolidated revenues for 2013 increased $468.9 million from 2012, while consolidated expenses increased $477.6 million. Consolidated pre-tax earnings from continuing operations for the year ended December 31, 2013 was $17.8 million as compared to consolidated pre-tax earnings of $26.4 million for the year ended December 31, 2012.
Adjusted pre-tax earnings increased from $7.0 million for the year ended December 31, 2012 to $28.9 million in the year ended December 31, 2013.
Consolidated adjusted pre-tax earnings for 2013 and 2012 exclude net non-GAAP adjustments totaling $11.1 million and $19.4 million, respectively, comprising a gain on GETCO's investment in Knight common stock offset, in part by merger related expenses for compensation and professional fees, August 1st related professional fees, strategic asset impairment as well as writedowns of assets and capitalized debt costs. Detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the year ended ended December 31, 2012 to the year ended December 31, 2013 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for 2013 was $115.2 million, compared to adjusted pre-tax earnings of $25.8 million for 2012. Results for the current year were aided by the acquisition of Knight. This business provided strong revenue capture, improvements in trading strategies and order routing efficiencies specifically in the direct to client equity trading activity offset, in part, by lower market volumes and volatility.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for 2013 was a loss of $2.6 million, compared to adjusted pre-tax loss of $7.3 million in 2012. In the second half of 2013, the Global Executions Services segment included solid results from KCG Hotspot and KCG Bondpoint as well as KCG EMS, which includes Knight Direct and GETAlpha. Additionally, there were improvements in the high touch business in the latter part of the year. Global Execution Services results in 2013 were adversely affected by severance costs associated with the reorganization of the ETF team.

•
Corporate and Other—Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $83.7 million for 2013 compared to a loss of $11.4 million in 2012. Additional interest expense as a result of the debt raised in conjunction with the Mergers, a larger infrastructure, including additional corporate employees and other required costs associated with being a public company all contributed to the additional expense within this segment.

Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our client market making portfolios; the performance, size and volatility of our exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading;

legal or regulatory matters and proceedings; the Mergers and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in market share, growth and profitability in the businesses in which we operate. If demand for our services declines or our performance deteriorates significantly due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue to achieve the level of revenues that we have experienced in the past or that we will be able to improve our operating results.
Trends
Global Economic Trends
Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.
During the year ended December 31, 2013, trade volume and volatility levels across equity markets decreased as compared to the previous year. Secondary trading volumes in the equity markets were also down from prior years. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
Over the past several years exchanges have become far more competitive, and market participants have created ATS, ECNs and other execution venues which compete with the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

•
Market structure changes, competition, market conditions and a steady increase in electronic trading have resulted in a reduction in institutional commission rates and volumes which may continue in the future. Additionally, many institutional clients allocate commissions to broker dealers based not only on the quality of executions, but also in exchange for research, or participation in soft dollar and commission recapture programs.

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

•
Market structure changes, competition and technology advancements have led to an industry focus on increasing execution speeds and a dramatic increase in electronic message traffic. Increases in execution speeds and message traffic require additional expenditures for technology infrastructure and place heavy strains on the technology resources, bandwidth and capacities of market participants. Additionally, the expansion by market participants into trading of non-equities products offers similar challenges.

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
Revenues
Our revenues consist principally of Trading revenues, net and Commissions and fees from all of our business segments.
Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Trading revenues, net. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes; our revenue capture, dollar value of equities traded, fixed income, options, futures and FX trading volume and strategies; our ability to derive trading gains by taking proprietary positions; changes in our execution standards; development of, and enhancement to, our market making models; performance of our client and non-client trading models; volatility in the marketplace; our mix of broker dealer and institutional clients; client service and relationships and regulatory changes and evolving industry customs and practices.
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders and commissions on futures transactions are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and foreign exchange transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.
Interest, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates; the level of cash balances held at banks and third party clearing brokers including those held for customers; the level of our securities borrowing activity; our level of securities positions in which we are long compared to our securities positions in which we are short; and the extent of our collateralized financing arrangements.

Investment income and other, net primarily represents returns on our strategic and deferred compensation investments, including the gain recognized on Knight common stock. Such income or loss is primarily affected by the performance and activity of our strategic investments.
Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our profitability; employee benefits; and stock and unit-based compensation. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.
Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities, options and fixed income transactions; transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies; and execution fees paid to third parties, primarily for executing trades on the NYSE, other exchanges and ECNs. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.
Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services, co-location and systems maintenance.
Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. We depreciate our fixed assets and amortize our intangible assets on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.
Interest expense consists primarily of costs associated with our debt and for collateralized financing arrangements such as securities lending and sale of financial instruments under our agreements to repurchase.
Payments for order flow primarily represent payments to broker dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.
Occupancy and equipment rentals consist primarily of rent and utilities related to leased premises and office equipment.
Professional fees consist primarily of legal, accounting, consulting, and other professional fees.
Business development consists primarily of costs related to sales and marketing, advertising, conferences and relationship management.
Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of assets which management has determined to be impaired and lease losses related to excess office space.
Writedown of capitalized debt costs represents charges recorded as the result of the prepayment of our debt.
Other expenses include regulatory fees, corporate insurance, employment fees, and general office expense.

Results of Operations
The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the year ended December 31,
	2013	2012	2011
Revenues
Trading revenues, net	61.6%	76.4%	66.8%
Commissions and fees	27.0%	19.1%	31.1%
Interest, net	-0.1%	-0.4%	-0.1%
Investment income and other, net	11.5%	4.9%	2.2%
Total revenues	100.0%	100.0%	100.0%
Expenses
Employee compensation and benefits	34.2%	28.6%	26.4%
Execution and clearance fees	24.2%	33.7%	31.6%
Communications and data processing	12.1%	16.4%	9.5%
Interest	4.4%	0.5%	0.1%
Depreciation and amortization	5.4%	6.3%	5.0%
Payments for order flow	3.5%	0.5%	0.4%
Professional fees	4.6%	2.6%	1.9%
Occupancy and equipment rentals	2.4%	2.3%	1.1%
Business development	0.5%	0.0%	0.0%
Writedown of capitalized debt costs	1.3%	0.0%	0.0%
Writedown of assets and lease loss accrual	1.4%	0.0%	0.0%
Other	4.2%	4.2%	2.9%
Total expenses	98.3%	95.2%	78.9%
Income from continuing operations before income taxes	1.7%	4.8%	21.1%
Income tax (benefit) expense	-10.0%	1.9%	3.4%
Income from continuing operations, net of tax	11.8%	2.9%	17.8%
Loss from discontinued operations, net of tax	0.0%	0.0%	0.0%
Net income	11.8%	2.9%	17.8%
_______________________________
Percentages may not add due to rounding.
Year Ended December 31, 2013 and 2012
Revenues
Market Making

	For the year ended December 31,
	2013	2012	Change	% of Change
Trading revenues, net (thousands)	$614,232	$421,063	$193,168	45.9%
Commissions and fees (thousands)	86,260	69,307	16,953	24.5%
Interest, net and other (thousands)	(12,294)	5,057	(17,352)	N/M
Total Revenues from Market Making (thousands)	$688,197	$495,427	192,770	38.9%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $688.2 million for 2013 and $495.4 million in 2012. Revenues for 2013 were driven by solid U.S. equity revenue capture. Specifically, both direct-to-client trading strategies as well as non-client exchange-based market making in fixed income and options performed well in 2013, although, revenues across all asset classes were negatively impacted due to lower market volumes and volatility.

Global Execution Services

	For the year ended December 31,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$189,215	$36,211	$153,004	422.5%
Trading revenues, net (thousands)	11,823	(1)	11,823	N/M
Interest, net and other (thousands)	(3,273)	1	(3,273)	N/M
Total Revenues from Global Execution Services (thousands)	$197,766	$36,211	161,555	446.1%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $197.8 million for 2013. Revenues principally reflect the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the year ended December 31,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$134,208	$19,596	$114,612	584.9%
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity and gains or losses on strategic investments were $134.2 million for 2013 and $19.6 million in 2012. Revenues in 2013 include a $128.0 million non-cash gain on GETCO's investment in Knight common stock.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees. Employee compensation and benefits expense was $349.2 million for 2013 and $157.9 million in 2012. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers and higher severance costs associated with reductions in our workforce and the reorganization of our ETF team following the Mergers. Excluding the compensation expenses related to reductions in our workforce and the reorganization of our ETF team of $33.7 million, and costs related to unit based compensation acceleration due to the Mergers of $22.0 million, Employee compensation and benefits was $293.5 million or 32.6% of total revenues for 2013, excluding the revenue items excluded from adjusted pre-tax earnings ("adjusted revenues"), and $157.9 million or 28.6% for 2012.
The number of full time employees increased to 1,229 at December 31, 2013 as compared to 409 at December 31, 2012. As of the Merger date of July 1, 2013, the number of full time employees was 1,397 (excluding employees of Urban).
Execution and clearance fees were $246.4 million for 2013 and $185.8 million in 2012. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 27.4% of adjusted revenues for 2013 and 33.7% for 2012.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $35.7 million for 2013 and $3.0 million in 2012. The variance is due to the addition of the direct-to-client market making business that was added as part of the Mergers. As a percentage of adjusted revenues, Payments for order flow were 4.0% in 2013 and 0.5% for 2012.
Interest expense was $44.8 million for 2013 and $2.7 million in 2012. Interest expense increased primarily due to interest on the debt financing for the Mergers as well as stock loan interest expense as it relates to the funding of our securities positions.
Professional fees were $46.7 million for 2013 and $14.1 million in 2012. Professional fees include legal costs incurred after the Mergers related to Knight's August 1, 2012 trading loss and legal, consulting and investment banking fees related to the Mergers. Excluding the $34.2 million in professional fees related to the Mergers and August 1, 2012 trading loss, Professional fees were $12.4 million for 2013 compared to $9.8 million in 2012, excluding $4.3 million in professional fees related to the Mergers.
Writedown of assets of $14.7 million for the year ended December 31, 2013 primarily relates to a writedown of excess real estate as we consolidated several offices located in the same city following the Mergers. There were no writedown of assets for the year ended December 31, 2012. Writedown of capitalized debt costs of $13.2 million for 2013 relates to the writedown of debt issuance costs as a result of the repayment of $300.0 million of the First Lien Credit Facility.
All other expenses were $251.6 million for the year ended December 31, 2013 and $161.5 million for the comparable period in 2012. These cost increases primarily relate to an increase in the size of KCG following the Mergers. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Occupancy and equipment rentals expense include additional real estate related costs in 2013 following the Mergers. Business development expense primarily includes client-related events and higher advertising costs.
Our effective tax rate for the year ended December 31, 2013 from continuing operations of -574% differed from the federal statutory rate of 35% primarily due to the recognition of $103.5 million of deferred tax benefits as a result of GETCO becoming subject to U.S. corporate income taxes following the Mergers, the nontaxable gain from GETCO's investment in Knight common stock, foreign taxes, nondeductible expenses including certain compensation and meals and entertainment and GETCO being structured as a pass through entity that was not largely subject to U.S. corporate income taxes prior to the Mergers. Our effective tax rate for the year ended December 31, 2012 from continuing operations of 38.9% differed from the federal statutory rate of 35% primarily due to GETCO being structured as a pass through entity that was not largely subject to U.S. corporate income taxes prior to the Mergers as well as state, local and non-U.S. income taxes.
Year Ended December 31, 2012 and 2011
Revenues
Market Making

	For the year ended December 31,
	2012	2011	Change	% of Change
Trading revenues, net (thousands)	$421,063	$611,845	$(190,782)	(31.2)%
Commissions and fees (thousands)	69,307	257,021	(187,714)	(73.0)%
Interest, net and other (thousands)	5,057	(6,106)	11,164	N/M
Total Revenues from Market Making (thousands)	$495,427	$862,759	(367,332)	(42.6)%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $495.4 million for 2012 and $862.8 million in 2011. Revenues for 2012 were affected by lower market volumes and volatility as well as lower market share. Revenues were also affected by lower liquidity rebates due to lower volumes.

Global Execution Services

	For the year ended December 31,
	2012	2011	Change	% of Change
Commissions and fees (thousands)	$36,211	$27,599	$8,612	31.2%
Trading revenues, net (thousands)	(1)	—	(1)	N/M
Interest, net and other (thousands)	1	—	1	N/M
Total Revenues from Global Execution Services (thousands)	$36,211	$27,599	8,612	31.2%
Totals may not add due to rounding.
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees from agency execution activity and activity on our venues were $36.2 million for 2012 and $27.6 million in 2011. The increase in revenues principally reflects the higher routing volumes and revenues for GETAlpha.
Corporate and Other

	For the year ended December 31,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$19,596	$25,089	$(5,493)	(21.9)%
Total revenues from the Corporate and Other segment, which includes gains or losses on strategic investments were $19.6 million for 2012 and $25.1 million in 2011. Revenues for 2012 includes a $16.0 million dividend from our strategic investment in Chi-X. Revenues for 2011 includes $27.8 million in unrealized gains on our strategic investment in BATS.
Expenses
Employee compensation and benefits expense was $157.9 million for 2012 and $241.8 million in 2011. The decrease on a dollar basis was primarily due to lower discretionary compensation resulting from a decrease in overall results offset, in part, by higher salary and wages due to increased headcount.
Execution and clearance fees were $185.8 million for 2012 and $289.0 million in 2011. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. As a percentage of total revenue, Execution and clearance fees were 33.7% for 2012 and 31.6% for the comparable period in 2011. Execution and clearance fees in 2012 were lower due to lower trading volumes.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $3.0 million for 2012 and $3.3 million for 2011. The decrease in Payments for order flow was due to lower trading volumes. As a percentage of total revenue, Payments for order flow were 0.5% for 2012 and 0.4% in 2011.
Professional fees were $14.1 million for 2012 and $17.1 million in 2011. Professional fees in 2012 include legal costs related to the legal, consulting and investment banking fees related to the Mergers. Excluding the $4.3 million of professional fees related to the Mergers, Professional fees were $9.8 million for 2012. Professional fees decreased in 2012 due to lower corporate legal, tax consulting, and other consulting fees.
Interest expense was $2.7 million for 2012 and $1.3 million in 2011. Interest expense increased primarily due to interest on a new secured credit facility as well as a draw down on the $50.0 million unsecured revolver to fund the Company's August 2012 investment in Knight.
All other expenses were $161.5 million for 2012 and $169.4 million in 2011. Communications and data processing expense relates to market data, co-location and connectivity expenses. Occupancy and equipment rentals expense includes additional real estate related costs as well as new office leases. Other expenses decreased due to lower travel costs and lower costs associated with firmwide events.
Our effective tax rate of 38.9% and 15.9% for the year ended December 31, 2012 and 2011, respectively, from continuing operations differed from the federal statutory rate of 35% primarily due to GETCO being structured as a pass through entity that was not largely subject to U.S. corporate income taxes prior to the Mergers as well as state, local and non-U.S. income taxes.

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2013 and December 31, 2012, we had total assets of $6.99 billion and $1.69 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$674,281	$427,631
Financial instruments owned, at fair value:
Equities	2,298,785	378,933
Listed options	339,798	92,305
Debt securities	83,256	183,637
Collateralized agreements:
Securities borrowed	1,357,387	52,261
Receivables from brokers, dealers and clearing organizations (1)	952,957	142,969
Total cash and assets readily convertible to cash	$5,706,464	$1,277,736
* Totals may not add due to rounding.
(1) Excludes $304.3 million of assets segregated or held in separate accounts under federal or other regulations.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions as Knight saw following its August 1, 2012 trading loss.
Financial instruments owned principally consist of equities and listed options that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board as well as U.S. government and non-U.S. government obligations and corporate debt securities, which include short-term bond funds. These financial instruments are used to generate revenues in our Market Making and Global Execution Services segments.
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
As of December 31, 2013, $1.23 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2012, $50.7 million of equities were pledged as collateral to third-parties under financing arrangements.
Other assets primarily comprises collateral accounts, as well as deposits, prepaids and other miscellaneous receivables.
The growth in the balances of financial instruments owned, receivable from brokers, dealers and clearing organizations and securities borrowed are all consistent with and related to the Mergers. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $5.48 billion at December 31, 2013 and $721.7 million at December 31, 2012. Similar to the asset side, the growth in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the addition of the market making and global execution services businesses in conjunction with the Mergers. As noted throughout the document, substantially all of our debt was issued in order to complete the Mergers. The “Liquidity and Capital Resources” section of this document includes a detailed description of the debt.

Equity, including redeemable preferred member's equity, increased by $541.4 million, from $965.8 million at December 31, 2012 to $1.51 billion at December 31, 2013. The increase in equity, including redeemable preferred member's equity, from December 31, 2012 was primarily a result of the Mergers, which resulted in $461.0 million of equity being issued to former Knight stockholders, as well as 2013 net income.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, a series of debt transactions and the issuance of equity.
At December 31, 2013, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.37 billion.
Net income from continuing operations was $120.0 million during 2013 and $16.2 million during 2012. Included in these amounts were certain non-cash income and expenses such as gain on investment, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. We recorded a non-cash gain of $128.0 million on the investment in Knight common stock in 2013. Stock and unit-based compensation was $64.3 million and $12.3 million during 2013 and 2012, respectively. Depreciation and amortization expense was $55.6 million and $34.9 million during 2013 and 2012, respectively. We had non-cash charges of $14.7 million for the writedown of excess real estate and fixed assets at these locations during 2013 and $13.2 million for the writedown of capitalized debt costs in conjunction with our $300.0 million in debt repayment. There were no non-cash writedowns during 2012. Net income from continuing operations during 2013 also included a $103.5 million non-cash deferred income tax benefit due to the Company becoming subject to U.S. corporate income taxes as a result of the Mergers.
Capital expenditures related to our continuing operations were $27.7 million and $31.4 million during 2013 and 2012, respectively. Purchases of investments were $0.2 million and $87.3 million during 2013 and 2012, respectively. Purchases of investments in 2012 was primarily related to the acquisition of Knight preferred shares in the third quarter of 2012. Proceeds and distributions received from investments were $3.3 million and $72.2 million during 2013 and 2012, respectively. Payments to former Knight stockholders during 2013 were $720.0 million in conjunction with the Mergers.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended.
The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. The Convertible Notes are reported as Debt in the Company’s Consolidated Statements of Financial Condition.
On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Knight's Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
Following the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. $117.3 million in principal of the Convertible Notes were outstanding at December 31, 2013. In October 2013, the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of December 31, 2013, there were no funds remaining in the Collateral Account.
Senior Secured Notes Indenture
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.250% senior secured notes due in 2018 in the aggregate principal amount of $305.0 million (the “Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended, the "Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.

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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of December 31, 2013, we were in compliance with the covenants.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, (the "Senior Secured Notes Registration Rights Agreement") between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes, (ii) issue exchange securities within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will accrue on the Senior Secured Notes.
In October 2013, the Company received consents ("Consent") from 99.7% of its registered holders ("Holders") of the Senior Secured Notes to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the guarantors. As a result, the Company entered into a Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013
The First Lien Credit Facility also provides for a future uncommitted incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement. For the six months ended December 31, 2013, there were no borrowings made against the $50.0 million first lien senior secured revolving credit facility.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum. As of December 31, 2013, the interest rate was 5.75% per annum.
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
The First Lien Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of KCG's existing and future direct and indirect 100% owned domestic subsidiaries, other than certain subsidiaries including regulated broker dealers and other regulated subsidiaries that, in each case, are not permitted to provide such guarantees under applicable law.
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
In connection with the Consent and the Third Supplemental Indenture, the Company entered into an amendment to its Credit Agreement (the “Credit Agreement Amendment”) with the consent of the requisite percentage of lenders under its First Lien Credit Facility. The Credit Agreement Amendment permits the Company to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility from time to time for a period of 60 days following the effective date of the Credit Agreement Amendment out of the cash set aside in the Collateral Account, after which period the remaining cash in the Collateral Account will be required to be used to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. As permitted by the Credit Agreement Amendment, the Company applied 100% of the $117.3 million cash set aside in the Collateral Account to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility on October 23, 2013. The Credit Agreement Amendment also permits the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash. See “Principal repayment under Credit Agreement” for a discussion of the repayment.
The Company incurred issuance costs of $37.4 million in connection with the issuance of Senior Secured Notes, Credit Agreement and Consent. The issuance costs were capitalized and recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the respective terms of the Senior Secured Notes and the Credit Agreement. Including issuance costs, the Senior Secured Notes and Credit Agreements have effective yields of 9.0% and 8.3%, respectively, as of December 31. 2013. During the fourth quarter of 2013, the Company made $300.0 million principal repayments under the Credit Agreement resulting in $235.0 million principal outstanding under the First Lien Credit Facility at December 31, 2013. The payments resulted in a writedown of debt issuance costs of $13.2 million in 2013. The Company made an additional $100.0 million principal repayment in January 2014, which resulted in a further writedown of debt issuance costs at such time. See "Subsequent Events" below for further discussion.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”) and KCA, each of which are wholly-owned broker dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “OCTEG-KCA Facility Agreement”) with a consortium of banks and financial institutions. The OCTEG-KCA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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
Borrowings under the OCTEG-KCA Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of December 31, 2013, there were no outstanding borrowings under the OCTEG-KCA Facility Agreement.
The proceeds of the Borrowing Base A loans are available to both OCTEG and KCA and may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans are available solely to KCA and may be used solely to fund clearing deposits with the National Securities Clearing Corporation.

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
The OCTEG-KCA Revolving Facility includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for each of OCTEG and KCA, a maximum total asset to total regulatory capital ratio for each of OCTEG and KCA, a minimum excess net capital limit for each of OCTEG and KCA, a minimum liquidity ratio for KCA, and a minimum tangible net worth threshold for KCG. As of December 31, 2013, we were in compliance with the covenants.
In connection with the OCTEG-KCA Revolving Facility, The Company incurred issuance costs of $1.2 million which has been capitalized and recorded within Other assets on the Consolidated Statements of Financial Condition and is being amortized over the term of the OCTEG-KCA Revolving Facility.
OCTEG and KCA shall each be obligated only with respect to the principal and interest of their own borrowings, and not the interest and principal of the other borrower's borrowings.
See Footnote 12 “Debt” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.
The OCTEG-KCA Revolving Facility was amended on October 24, 2013 to permit OCTEG to be removed as a borrower under the OCTEG-KCA Revolving Facility. As of January 1, 2014, OCTEG was merged into KCA as a result of consolidating our domestic broker dealers. KCA was renamed KCG Americas LLC.
Stock issuance
On July 1, 2013, prior to the closing of the Mergers, GETCO issued $55.0 million of units to an affiliate of General Atlantic, which were converted to shares of KCG Class A Common Stock and warrants upon the closing of the Mergers.
Stock repurchase
We do not have an authorized stock repurchase program as of December 31, 2013. Certain treasury stock repurchases represent shares of KCG Class A Common Stock repurchased in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards. We had 122.2 million shares of KCG Class A Common Stock outstanding as of December 31, 2013, including RSUs.
Regulatory requirements
Our U.S. registered broker dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of December 31, 2013, our broker dealers were in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker dealer subsidiaries at December 31, 2013, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCA	$396,655	$22,300	$374,355
OCTEG	98,737	1,000	97,737
GETCO Execution Services, LLC	11,433	250	11,183
As of January 1, 2014, OCTEG was merged into KCA as a result of consolidating our domestic broker dealers and KCA was subsequently renamed KCG Americas LLC.
Our U.K. registered broker dealers are subject to certain financial resource requirements of the FCA while our Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission (“SFC”) and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following significant foreign regulated broker dealers at December 31, 2013 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
GETCO Europe Limited	$157,254	$80,900	$76,354
KCG Europe Limited	97,892	65,967	31,927
Contractual Obligations
In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations pursuant to operating leases, net of sublease obligations as of December 31, 2013 are summarized below (in thousands):

	Payments due in:
	2014	2015- 2016	2017- 2018	2019- 2027	Total
Senior Secured Notes (1)	$—	$—	$305,000	$—	$305,000
Credit Agreement (1)	11,750	47,000	176,250	—	235,000
Convertible Notes (1)	—	117,259	—	—	117,259
Operating lease obligations (2)	25,374	45,721	46,381	63,031	180,507
Capital lease (2)	8,222	2,072	—	—	10,294
Total	$45,346	$212,052	$527,631	$63,031	$848,060
________________________________________

1 -	See Footnote 12, “Debt” to the Consolidated Financial Statements

2 -	See Footnote 21, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements
Totals may not add due to rounding.
KCG also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

Discontinued Operations
In July 2013, we entered into an agreement to sell to an investor group our reverse mortgage origination securitization business, Urban, that was previously owned by Knight. The transaction completed in the fourth quarter of 2013. The results of operations have been included in Income from discontinued operations, net of tax within the Consolidated Statements of Operations for the year ended December 31, 2013.
Subsequent Events
Principal repayment under Credit Agreement
On January 22, 2014, the Company made a $100.0 million principal repayment under the Credit Agreement and will record an additional writedown of its capitalized debt issuance cost of $4.2 million in the first quarter of 2014. Including this payment, the Company has completed $400.0 million in principal repayments since entering into the Credit Agreement on July 1, 2013, fully satisfying the amortization payment of $235.0 million due on July 1, 2014 leaving a remaining outstanding balance of $135.0 million.
Merger of BATS and Direct Edge
In January 2014, BATS Global Markets Inc. and Direct Edge Holdings LLC announced plans to pay certain dividends to shareholders contingent on the completion of their pending merger. As a shareholder in both BATS and Direct Edge, KCG received approximately $41.7 million from the aggregate dividends paid at the close of the merger, which occurred on January 31, 2014.
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
Our foreign currency forward contracts, investment in the Deephaven Funds and deferred compensation investments are also classified within Level 2.

We have no financial instruments classified within Level 3 of the fair value hierarchy.
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
Goodwill
Goodwill of $16.3 million at December 31, 2013 primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the year ended December 31, 2013 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $191.5 million at December 31, 2013 are primarily a result of the Mergers and are primarily attributable to our Market Making and Global Execution Services segments. We amortize intangible assets with definite lives on a straight-line basis over their useful lives, the majority of which have been determined to range from three to 12 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the year ended December 31, 2013 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. We account for our deferred compensation investments, which primarily consist of mutual funds, at fair value.
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
Market Making, Sales, Trading and Execution Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and other equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Trading revenue, net (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and futures transactions) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on this Form 10-K and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Accounting Standards Updates
Recently adopted accounting guidance
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting agreements. The new disclosures were required for reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
In February 2013, the FASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU was effective for reporting periods beginning after December 15, 2012. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. The adoption of this ASU will not have an impact on the Company's Consolidated Financial Statements.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Market Risk
Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, credit spreads and changes in liquidity. Price risks result from exposure to changes in prices of individual financial instruments, baskets and indices. Further risks may result from changes in the factors determining options prices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads.
For working capital purposes, we invest in money market funds and government securities or maintain interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at December 31, 2013 and 2012 was $2.72 billion and $654.9 million, respectively, in long positions and $2.17 billion and $512.6 million, respectively, in short positions. We also enter into futures contracts, which are recorded on our

Statements of Financial Condition within Receivables from brokers, dealers and clearing organizations or Payables to brokers, dealers and clearing organizations as applicable.

We calculate every day the potential losses that might arise from a series of different stress events. These include both single factor and multi factor shocks to asset prices based off both historical events and hypothetical scenarios. The stress calculations include a full recalculation of any option positions, non-linear positions and leverage. Senior management and the independent risk function carefully monitor the highest stress scenarios to ensure that the Company is not unduly exposed to any extreme events.
The potential change in fair value is estimated to be a loss of $10.2 million using a hypothetical 10% increase in equity prices as of December 31, 2013, and an estimated loss of $14.2 million using a hypothetical 10% decrease in equity prices at December 31, 2012. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company has employed a third party tool to assist in the calculation of the Company’s stress risk under the various scenarios that we model.
The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at fair value (based on both the aggregate and the net of the long and short positions of financial instruments (in thousands):

	2013		2012		2011
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$3,137,170	$175,171	$1,074,546	$50,331	$615,648	$85,197
Highest month-end	5,268,422	561,353	1,417,482	440,775	1,069,005	557,391
Lowest month-end	1,198,112	(224,760)	539,224	(405,583)	241,481	(253,855)
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
Following the events of August 1, 2012, Knight carefully reviewed the matter internally and subsequently took numerous remedial measures designed to enhance its processes and controls. Subsequent to the Mergers, KCG has continued to refine and enhance its risk governance and control infrastructure. The changes that have been implemented since August 1, 2012 include: appointing a Chief Risk Officer; establishing a formal Risk Committee of the Board; establishing a formal Operational Risk Management function and hiring a Global Head of Operational Risk Management; implementing change management controls which require at different stages an additional layer of review and supervisory approval for significant software installations; adding market access controls designed to more closely monitor outbound routers and enable the rapid automatic shut-down of the routers; deploying various kill switches for specific applications and market access; establishing an Emergency Response Center ("ERC") that provides 24-hour coverage during global trading days, creates transparency and awareness around operational risks and changes, and is organized and tasked with responding to operational incidents or natural disasters in real-time; and establishing an Emergency Management Plan that sets forth procedures to be followed when responding to an emergency event that goes beyond individual emergency solving capabilities and has become significant enough to warrant involvement beyond individual groups or the ERC to ensure sound decision making and to minimize impact to the Company. We will continue to carefully monitor, enhance and strengthen our controls as needed.
Our businesses are highly dependent on our ability and our market centers' ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in several currencies and products. We incur operational risk across all of our business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”
Primary responsibility for the management of operational risk lies with our operating segments and supporting functions, and secondary responsibility lies with the Operational Risk Management function. Our operating segments maintain controls designed to manage and mitigate operational risk for existing activities. As new products and business activities are developed, we endeavor to identify operational risks and design controls to seek to mitigate the identified risks.
Disaster recovery plans are in place for critical facilities related to our primary operations and resources, and redundancies are built into the systems as deemed reasonably appropriate. We have also established policies, procedures and technologies designed to seek to protect our systems and other assets from unauthorized access. There is no assurance that such plans, policies, procedures and technologies will prevent a significant disruption to our business.
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
Secured funding for the majority of the firm’s inventory is done through the firm’s regulated U.S. broker dealer subsidiary, KCA. As such, a significant portion of the firm’s liquidity risk lies within KCA. We consider cash and other highly liquid instruments held within KCA, up to $150.0 million, a part of the firm’s liquidity pool to support financial obligations in normal and strained funding environments. Together with the cash and highly liquid instruments held at the holding company level and KCA, we target having $425.0 million in the firm’s liquidity pool.
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	December 31, 2013	December 31, 2012
Liquidity Pool Composition
Holding companies
Cash held at banks	$225,597	$3,678
Money market and other highly liquid investments	27,420	110,833
KCA
Cash held at banks	19,605	—
Money market and other highly liquid investments	130,395	—
Total Liquidity Pool	$403,017	$114,511
Cash and other highly liquid investments held by other subsidiary entities	$271,264	$313,120
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
Capital Risk
Government regulators, both in the U.S. and globally, as well as self-regulated organizations, have supervisory responsibility over our regulated activities and require us to maintain specified minimum levels of regulatory capital in our broker dealer subsidiaries. If not properly monitored, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.
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
As a result of its technology issue on August 1, 2012, Knight is subject to litigations by former Knight stockholders. We are also subject to several lawsuits challenging the Mergers. See “Legal Proceedings” in Part I, Item 3 herein.
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

Consolidated Quarterly Results
The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2013 and 2012. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands, except per share amounts)
Revenues
Trading revenues, net	$212,809	$230,471	$98,260	$86,765	$87,326	$92,556	$115,704	$125,476
Commissions and fees	111,083	109,079	29,813	25,499	26,031	25,542	26,059	27,886
Interest, net	433	(177)	(672)	(121)	(359)	(781)	(892)	(324)
Investment (loss) income and other, net	(2,277)	128,446	(9,642)	402	12,995	13,285	211	519
Total revenues	322,048	467,819	117,759	112,545	125,993	130,602	141,082	153,557
Expenses
Employee compensation and benefits	112,209	129,631	75,143	32,209	46,460	31,875	38,826	40,695
Execution and clearance fees	78,483	81,023	45,951	40,957	41,134	42,267	52,586	49,803
Communications and data processing	37,512	44,046	21,301	20,694	23,243	21,681	23,130	22,569
Depreciation and amortization	19,566	20,091	7,746	8,167	7,758	7,574	7,728	11,878
Interest	18,270	23,870	2,172	473	663	706	531	765
Payments for order flow	18,243	16,431	448	589	836	717	641	770
Occupancy and equipment rentals	9,358	8,898	3,259	3,296	3,939	3,240	2,927	2,698
Professional fees	7,734	9,077	23,125	6,725	6,382	2,575	2,734	2,381
Business development	1,923	2,644	16	25	4	6	7	6
Writedown of capitalized debt costs	13,209	—	—	—	—	—	—	—
Writedown of assets and lease loss accrual	10,500	936	1,074	2,238	—	—	—	—
Other	13,066	11,318	14,234	4,477	4,071	5,349	5,939	7,711
Total expenses	340,073	347,965	194,469	119,850	134,490	115,990	135,049	139,276
(Loss) income from continuing operations before income taxes	(18,025)	119,854	(76,710)	(7,305)	(8,497)	14,612	6,033	14,281
Income tax expense (benefit)	283	(107,767)	3,315	1,974	(92)	4,805	2,279	3,284
(Loss) income from continuing operations, net of tax	(18,308)	227,621	(80,025)	(9,279)	(8,405)	9,807	3,754	10,997
Income (loss) from discontinued operations, net of tax	864	(784)	—	—	—	—	—	—
Net (loss) income	$(17,444)	$226,837	$(80,025)	$(9,279)	$(8,405)	$9,807	$3,754	$10,997
Net (loss) income allocated to preferred and participating units	$—	$—	$(21,535)	$—	$—	$593	$278	$811
Net (loss) income attributable to common shareholders	$(17,444)	$226,837	$(58,490)	$(9,279)	$(8,405)	$9,214	$3,476	$10,186
Basic (loss) earnings per common share from continuing operations	$(0.16)	$1.99	$(1.28)	$(0.20)	$(0.18)	$0.20	$0.07	$0.20
Diluted (loss) earnings per common share from continuing operations	$(0.16)	$1.98	$(1.28)	$(0.20)	$(0.18)	$0.20	$0.07	$0.20
Basic and diluted earnings (loss) per common share from discontinued operations	$0.01	$(0.01)	$—	$—	$—	$—	$—	$—
Basic (loss) earnings per common share	$(0.15)	$1.99	$(1.28)	$(0.20)	$(0.18)	$0.20	$0.07	$0.20
Diluted (loss) earnings per common share	$(0.15)	$1.98	$(1.28)	$(0.20)	$(0.18)	$0.20	$0.07	$0.20

*	Quarterly totals may not add to full year due to rounding.

Item 8.	Financial Statements and Supplementary Data
KCG HOLDINGS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
KCG Holdings, Inc.’s (“KCG”) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of KCG;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of KCG; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of KCG’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).
Based on our assessment, KCG’s management has concluded that, as of December 31, 2013, internal control over financial reporting is effective.
The scope of management’s assessment of the effectiveness of our internal control over financial reporting excludes the operations of GETCO Holding Company, LLC and GA-GTCO, LLC (collectively "GETCO") which were party to a business combination with Knight Capital Group, Inc. that was completed on July 1, 2013, resulting in the formation of KCG Holdings, Inc. GETCO's total assets and total revenues represent 17% and 52%, respectively,of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
The effectiveness of KCG’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of KCG Holdings, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of KCG Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded GETCO Holding Company, LLC and GA-GTCO, LLC (collectively “GETCO”) from its assessment of internal control over financial reporting as of December 31, 2013 because they were party to a business combination with Knight Capital Group, Inc. that was completed on July 1, 2013, resulting in the formation of KCG Holdings, Inc. We have also excluded GETCO from our audit of internal control over financial reporting. GETCO’s total assets and total revenues represent 17% and 52%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2014

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2013	2012
Assets	(In thousands)
Cash and cash equivalents	$674,281	$427,631
Cash and cash equivalents segregated under federal and other regulations	183,082	—
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $552,242 at December 31, 2013 and $52,261 at December 31, 2012:
Equities	2,298,785	378,933
Listed options	339,798	92,305
Debt securities	83,256	183,637
Total financial instruments owned, at fair value	2,721,839	654,875
Collateralized agreements:
Securities borrowed	1,357,387	52,261
Receivable from brokers, dealers and clearing organizations	1,257,251	142,969
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	146,668	83,341
Investments	122,047	248,438
Goodwill and Intangible assets, less accumulated amortization	207,754	57,035
Deferred tax asset, net	173,584	4,180
Other assets	147,322	16,806
Total assets	$6,991,215	$1,687,536
Liabilities, redeemable preferred member's equity and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,851,006	$423,740
Listed options	252,282	69,757
Debt securities	57,198	19,056
Other financial instruments	5,014	—
Total financial instruments sold, not yet purchased, at fair value	2,165,500	512,553
Collateralized financings:
Securities loaned	733,230	—
Financial instruments sold under agreements to repurchase	640,950	—
Total collateralized financings	1,374,180	—
Payable to brokers, dealers and clearing organizations	474,108	24,185
Payable to customers	481,041	—
Accrued compensation expense	149,430	27,728
Accrued expenses and other liabilities	172,406	118,068
Capital lease obligations	10,039	24,191
Debt	657,259	15,000
Total liabilities	5,483,963	721,725
Commitments and Contingent Liabilities (Note 21)
Redeemable preferred member's equity	—	311,139
Equity
Members' equity	—	654,672
Class A Common Stock
Shares authorized: 1,000,000 at December 31, 2013; Shares issued: 123,317 at December 31, 2013; Shares outstanding: 122,238 at December 31, 2013	1,233	—
Additional paid-in capital	1,306,549	—
Retained earnings	209,393	—
Treasury stock, at cost; 1,079 shares at December 31, 2013	(11,324)	—
Accumulated other comprehensive income	1,401	—
Total equity	1,507,252	654,672
Total liabilities, redeemable preferred member's equity and equity	$6,991,215	$1,687,536

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$628,304	$421,063	$611,845
Commissions and fees	275,474	105,518	284,620
Interest, net	(537)	(2,357)	(1,211)
Investment income and other, net	116,930	27,010	20,194
Total revenues	1,020,171	551,234	915,448
Expenses
Employee compensation and benefits	349,192	157,855	241,753
Execution and clearance fees	246,414	185,790	289,025
Communications and data processing	123,552	90,623	87,116
Interest	44,785	2,665	1,299
Depreciation and amortization	55,570	34,938	45,675
Payments for order flow	35,711	2,964	3,299
Professional fees	46,662	14,072	17,142
Occupancy and equipment rentals	24,812	12,804	9,903
Business development	4,609	23	108
Writedown of capitalized debt costs	13,209	—	—
Writedown of assets and lease loss accrual	14,748	—	—
Other	43,094	23,073	26,587
Total expenses	1,002,358	524,807	721,907
Income from continuing operations before income taxes	17,813	26,427	193,541
Income tax (benefit) expense	(102,195)	10,276	30,841
Income from continuing operations, net of tax	120,008	16,151	162,700
Income from discontinued operations, net of tax	80	—	—
Net income	$120,088	$16,151	$162,700
Net (loss) income allocated to preferred and participating units	$(21,565)	$1,092	$12,510
Net income attributable to common shareholders	$141,653	$15,059	$150,190
Basic earnings per common share from continuing operations	$1.77	$0.31	$2.96
Diluted earnings per common share from continuing operations	$1.75	$0.31	$2.96
Basic loss per common share from discontinued operations	$0.00	$—	$—
Diluted loss per common share from discontinued operations	$0.00	$—	$—
Basic earnings per common share	$1.77	$0.31	$2.96
Diluted earnings per common share	$1.75	$0.31	$2.96
Shares used in computation of basic earnings per common share	80,143	48,970	50,688
Shares used in computation of diluted earnings per common share	81,015	48,970	50,688

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$120,088	$16,151	$162,700
Other comprehensive income:
Unrealized (loss) gain on available for sale securities, net of tax	(114,283)	114,319	—
Cumulative translation adjustment, net of tax	1,365	—	—
Comprehensive income	$7,170	$130,470	$162,700

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year Ended December 31, 2011, 2012, 2013

	(in thousands)
				Class A Common Stock				Treasury Stock
	Redeemable preferred member's equity	Members' Equity	Unrecognized Compensation	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total Equity
Balance, January 1, 2011	$338,158	570,434	$(38,023)	—	$—	$—	$—	—	$—	$—	$532,411
Contributions	—	48,789	(5,745)	—	—	—	—	—	—	—	43,044
Repurchase of Membership interests	—	(15,410)	—	—	—	—	—	—	—	—	(15,410)
Distributions	(23,668)	(99,749)	—	—	—	—	—	—	—	—	(99,749)
Net income	—	162,700	—	—	—	—	—	—	—	—	162,700
Balance, December 31, 2011	314,490	666,764	(43,768)	—	—	—	—	—	—	—	622,996
Contributions	—	12,695	24,829	—	—	—	—	—	—	—	37,524
Repurchase of Membership interests	—	(111,525)	—	—	—	—	—	—	—	—	(111,525)
Distributions	(3,351)	(24,793)	—	—	—	—	—	—	—	—	(24,793)
Net income	—	16,151	—	—	—	—	—	—	—	114,319	130,470
Balance, December 31, 2012	311,139	559,292	(18,939)	—	—	—	—	—	—	114,319	654,672
Contributions	—	11,339	18,939	—	—	—	—	—	—	—	30,278
Repurchase of Membership interests	—	(5,833)	—	—	—	—	—	—	—	—	(5,833)
Distributions	—	(2,054)	—	—	—	—	—	—	—	—	(2,054)
Net (loss) income	—	(89,305)	—	—	—	—	—	—	—	—	(89,305)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	4,550	4,550
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(403)	(403)
Modification of redemption value	(21,565)	21,565	—	—	—	—	—	—	—	—	21,565
Balance, June 30, 2013	289,574	495,004	—	—	—	—	—	—	—	118,466	613,470
Gain on investment in Knight Capital Group, Inc.	—	—	—	—	—	—	—	—	—	9,103	9,103
Reclassification of investment in Knight out of other comprehensive income	—	—	—	—	—	—	—	—	—	(127,972)	(127,972)
Equity issued to General Atlantic	—	55,000	—	—	—	—	—	—	—	—	55,000
Exchange of membership interests for shares of KCG Class A Common Stock	(289,574)	(550,004)	—	75,868	759	754,417	—	—	—	—	205,172
Exchange of membership interests for warrants to purchase KCG Class A Common Stock	—	—	—	—	—	74,896	—	—	—	—	74,896
Issuance of KCG Class A Common Stock to Knight stockholders	—	—	—	41,889	419	453,419	—	—	—	—	453,838
Change in estimated distribution payable to members	—	—	—	—	—	1,757	—	—	—	—	1,757
KCG Class A Common Stock repurchased	—	—	—	—	—	—	—	(1,079)	(11,324)	—	(11,324)
Stock-based compensation	—	—	—	5,560	55	22,060	—	—	—	—	22,115
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	36	36
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	1,768	1,768
Net Income	—	—	—	—	—	—	209,393	—	—	—	209,393
Balance, December 31, 2013	$—	$—	$—	123,317	$1,233	$1,306,549	$209,393	(1,079)	$(11,324)	$1,401	$1,507,252
The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities	(In thousands)
Net income	$120,088	$16,151	$162,700
Income from discontinued operations, net of tax	80	—	—
Income from continuing operations, net of tax	120,008	16,151	162,700
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Non-cash gain on Knight Common Stock	(127,972)	—	—
Deferred tax benefit	(103,499)	—	—
Depreciation and amortization	55,570	34,938	45,675
Stock and unit-based compensation	64,286	12,320	43,044
Unrealized gain (loss) on investments	2,627	(25,754)	(22,750)
Writedown of assets and lease loss accrual	14,748	—	—
Writedown and amortization of debt offering costs	17,332	276	—
Deferred rent	58	—	—
Operating activities from discontinued operations	6,952	—	—
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	19,963	—	—
Financial instruments owned, at fair value	(129,035)	(414,537)	(140,414)
Securities borrowed	(146,145)	(30,679)	18,932
Receivable from brokers, dealers and clearing organizations	252,266	36,439	93,940
Other assets	24,703	1,332	(2,922)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	139,951	—	(50,917)
Securities loaned	106,339	—	—
Financial instruments sold under agreements to repurchase	95,950	372,023	—
Payable to brokers, dealers and clearing organizations	(185,992)	(34,752)	50,313
Payable to customers	(46,877)	—	—
Accrued compensation expense	24,441	(18,494)	8,209
Accrued expenses and other liabilities	(64,470)	(13,779)	4,472
Net cash provided by (used in) operating activities	141,204	(64,516)	210,282
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	509,133	—	—
Cash received from sale of Urban Financial of America, LLC	85,406	—	—
Acquisition of trading rights	—	—	(30,828)
Purchase of acquisition	—	—	(10,945)
Proceeds and distributions from investments	3,251	72,196	1,047
Purchases of fixed assets and leasehold improvements	(27,703)	(31,389)	(62,790)
Purchases of investments	(158)	(87,308)	(6,118)
Investing activities from discontinued operations	12,963	—	—
Net cash provided by (used in) investing activities	582,892	(46,501)	(109,634)
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	535,000	—	—
Partial repayment of Credit Agreement	(300,000)	—	—
Proceeds from issuance of Senior Secured Notes	305,000	—	—
Proceeds from issuance of notes payable	—	—	15,000
Repayment of notes payable	(15,000)	—	—
Payment of debt issuance cost	(34,592)	(1,375)	—
Issuance of equity to General Atlantic	55,000	—	—
Payment to former Knight Capital Group, Inc. stockholders	(720,000)	—	—
Repayment of Knight Convertible Notes	(257,741)	—	—
Funding of collateral account for Knight Convertible Notes	(117,259)	—	—
Payment out of collateral account for Knight Convertible Notes	117,259	—	—
Borrowings under secured credit facility	25,000	88,750	—
Repayment of secured credit facility	(25,000)	(88,750)	—
Borrowings under capital lease obligations	—	15,558	15,786
Principal payments on capital lease obligations	(14,152)	(20,990)	(12,979)
Members' distributions	(21,002)	(37,061)	(122,227)
Repurchase of members' interest	—	(25,173)	(2,564)
Cost of common stock repurchased	(11,324)	—	—
Net cash used in financing activities	(478,811)	(69,041)	(106,984)
Effect of exchange rate changes on cash and cash equivalents	1,365	—	—
Increase (decrease) in cash and cash equivalents	246,650	(180,058)	(6,336)
Cash and cash equivalents at beginning of period	427,631	607,689	614,025
Cash and cash equivalents at end of period	$674,281	$427,631	$607,689

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,227	$8,084	$3,641
Cash paid for income taxes	$10,198	$21,789	$31,114
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
The Mergers took place in order to combine the businesses, intellectual capital and resources of the two companies to more successfully compete in the highly regulated and technologically advanced marketplace and to allow for further diversification of each company's revenues from principal and agency trading across asset classes and regions. The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise the results of GETCO only for the six months ended June 30, 2013 and the results of KCG (the combined Knight and GETCO) for the six months ended December 31, 2013. All periods prior to 2013 reflect solely the results and financial condition of GETCO.

KCG is a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based electronic market making. KCG has multiple access points to trade global equities, options, fixed income, currencies and commodities via voice or automated execution.
As of December 31, 2013, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, foreign currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, institutions and banks. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals to transactions that are executed within this segment, however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment primarily consists of self-directed trading in global equities through a suite of algorithms or via the Company's execution management system; institutional high touch sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); an institutional spot foreign exchange electronic communication network ("ECN"); a fixed income ECN that also offers trading applications; an alternative trading system ("ATS") for global equities; and futures execution and clearing through a futures commission merchant ("FCM").
Corporate and Other
The Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
In July 2013, KCG entered into an agreement to sell to an investor group Urban Financial of America, LLC, formerly known as Urban Financial Group, Inc. (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and the results of Urban's operations have been reported in Income from discontinued operations, net of tax on the Consolidated Statements of Operations for the year ended December 31, 2013. See Footnote 4 "Discontinued Operations" for further discussion.
2. Merger of GETCO and Knight
Background
Pursuant to the Merger Agreement, upon completion of the Mergers on July 1, 2013, subject to proration and certain specified exceptions, each outstanding share of Knight Class A common stock, par value $0.01 per share (“Knight Common Stock”) was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A common stock, par value $0.01 per share (“KCG Class A Common Stock”). Pursuant to the proration procedures provided in the Merger Agreement and taking into account the waiver by Jefferies LLC (Knight's largest stockholder before the Mergers) of its right to receive cash consideration with respect to certain of its shares, former Knight stockholders eligible for election received cash payments aggregating $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP") based on, among other factors, the controlling ownership position of the former GETCO unitholders as of the closing of the Mergers. Under the purchase method of accounting, the assets and liabilities of Knight as of July 1, 2013 were recorded at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG for the periods following the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer, the financial results for KCG for the year ended December 31, 2013 comprise the results of KCG for the six months ended December 31, 2013 and the results of GETCO only for the six months ended June 30, 2013. All periods prior to 2013 comprise solely the results of GETCO.
Prior to the Mergers, GETCO treated its investment in Knight as an available-for-sale security, which it recorded at fair value, with any gains or losses recorded in other comprehensive income as a component of equity. Upon completion of the Mergers the Company reversed the cumulative gain that it had recorded in other comprehensive income within equity and recognized a gain of $128.0 million in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2013.
All GETCO earnings per share and unit share outstanding amounts in these financial statements have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2011, at the exchange ratio as defined in the Merger Agreement. See Footnote 19 "Earnings Per Share" for further discussion.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at July 1, 2013, the closing date of the Mergers. The Company has not yet completed all of its analysis to finalize the allocation of the purchase price to the Knight acquired assets and liabilities. The allocation of the purchase price may be modified over the measurement period, as more information is obtained about the fair values of assets acquired and liabilities assumed.
Tax treatment of the Mergers
The Company believes that the Mergers will be treated as a transaction described in Section 351 of the Internal Revenue Code, and both Knight and GETCO have received tax opinions from external legal counsel to that effect. Knight’s tax basis in its assets and liabilities therefore generally carries over to the Company following the Mergers. Upon completion of the Mergers, the Company became a corporation subject to U.S. corporate income taxes and, following the Mergers, the Company recorded deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company measures deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse.
The Company recorded net deferred tax assets of $62.3 million with respect to recording Knight’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of a tax net operating loss ("NOL”) carryforwards and other tax attributes acquired as a result of the Mergers, as described in Footnote 16 “Income Taxes”.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Identifiable Net Assets
Cash and cash equivalents	$509,133
Cash and securities segregated under federal and other regulations	203,045
Financial instruments owned	1,937,929
Securities borrowed	1,158,981
Receivable from brokers, dealers and clearing organizations	1,369,474
Fixed assets and leasehold improvements	80,280
Investments	106,353
Intangible assets	155,425
Assets within discontinued operations	5,607,063
Deferred tax asset, net	62,329
Other assets	141,617
Total Assets	$11,331,629

Financial instruments sold, not yet purchased	$1,512,983
Collateralized financings	1,166,211
Payable to brokers, dealers and clearing organizations	635,914
Payable to customers	527,918
Accrued compensation expense	107,409
Accrued expenses and other liabilities	126,507
Liabilities within discontinued operations	5,518,168
Long-term debt	375,000
Total Liabilities	$9,970,110

Total identified assets acquired, net of assumed liabilities	1,361,519

Goodwill	11,615

Total Purchase Price	$1,373,134
Goodwill has been primarily assigned to the Market Making segment of the Company. None of the goodwill is expected to be deductible for tax purposes; however, as described in Tax treatment of the Mergers above, Knight’s tax basis in its assets, including certain goodwill, has carried over to the Company as a result of the Mergers.
Amounts preliminarily allocated to intangible assets and goodwill, and the amortization period for intangible assets with finite useful lives, were as follows (dollars in thousands):

		Amortization
	Amount	Years
Technology	$110,504	5 years
Customer relationships	35,000	9 - 11 years
Trade names	4,000	10 years
Trading rights (1)	5,921	7 years
Intangible assets	155,425
Goodwill	11,615
Total	$167,040
(1) Trading rights include both assets with a finite useful life and assets with an indefinite useful life. The 7 years amortization period only applies to assets with a finite useful life.
The Company recorded $38.9 million of costs related to the Mergers for the year ended December 31, 2013.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pro forma results
Included in KCG results for the year ended December 31, 2013 are results from the businesses acquired as a result of the Mergers as follows (in thousands):

Year ended December 31,
2013
Revenues	$486,119
Income from continuing operations, before income taxes	54,070
The following pro forma results are based on adding the pre-tax historical results of GETCO and Knight, and adjusting primarily for amortization of intangibles acquired in the Mergers, debt raised in conjunction with the Mergers and income taxes as if the Company was subject to U.S. corporate income taxes for all periods presented. The pro forma data assumes that no payments were made on the First Lien Credit Facility (as later defined) except those prescribed in the Credit Agreements (as later defined), that all GETCO units have been converted to KCG Class A Common Stock on January 1, 2012, and excludes any gain recognized on Knight Common Stock. The pro forma disclosures do not include adjustments to reflect the Company's operating costs or expected differences in the way funds generated by the Company are invested. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

	Year ended December 31, 2013		Year ended December 31, 2012
	Reported	Pro Forma (unaudited)	Reported	Pro Forma (unaudited)
	(in thousands, except per share amounts)
Revenue	$1,020,171	$1,421,566	$551,234	$1,020,334
Net income from continuing operations	120,008	(69,414)	16,151	(286,656)
Net income	120,088	(98,394)	16,151	(355,130)

Diluted earnings (loss) per share from continuing operations	$1.48	$(0.86)	$0.33	$(5.85)
Diluted earnings (loss) per share	$1.48	$(1.21)	$0.33	$(7.25)
3. Significant Accounting Policies
Basis of consolidation and form of presentation
The Consolidated Financial Statements, prepared in conformity with GAAP, include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
Cash and securities segregated under federal and other regulations
The Company maintains custody of customer funds and is obligated by rules and regulations mandated by the U.S. Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and securities segregated under federal and other regulations approximate fair value.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased, relate to market making and trading activities, include listed and other equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Trading revenues, net, which comprises trading gains, net of trading losses, are also recorded on a trade date basis.
Commissions, which includes commission equivalents earned on institutional client orders and commissions on futures transactions, and related expenses are also recorded on a trade date basis. Commissions earned by the Company’s FCM are recorded net of any commissions paid to independent brokers and are recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Interest Income	$10,187	$3,070	$1,131
Interest Expense	(10,724)	(5,427)	(2,342)
Interest, net	$(537)	$(2,357)	$(1,211)
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenue, net on the Consolidated Statements of Operations. Trading revenue, net includes dividend income and expense as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Dividend Income	$26,237	$2,253	$4,700
Dividend Expense	$(21,630)	$(1,599)	$(1,512)
Payments for order flow represent payments to broker dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company.

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

•
Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to counterparties in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, and obtains additional collateral or refunds excess collateral as necessary.

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

The Company’s securities borrowed, securities loaned and financial instruments sold under agreements to repurchase are recorded at amounts that approximate fair value. These items are recorded based upon their contractual terms and are not materially sensitive to shifts in interest rates because they are short-term in nature and are fully collateralized. These items would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
Investments
Investments primarily comprise strategic noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These strategic investments are accounted for under either the equity method, at fair value or at cost. The equity method of accounting is used when the Company has significant influence. Strategic investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence on operating and financial policies of the investee.
Prior to the Mergers, GETCO had a strategic investment in Knight which was classified as available for sale and held at fair value with any unrealized gains or losses recorded in Other comprehensive income or loss. As a result of the Mergers, the Company recognized a non-cash gain of $128.0 million on its investment in Knight Common Stock, which it recorded within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2013 and reversed any previous unrealized gains out of Other comprehensive income.
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
Goodwill and intangible assets
The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies the existence of an impairment. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service. The Company amortizes intangible assets with a finite life on a straight line basis over their estimated useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
Assets and liabilities of the foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2013, 2012, and 2011 the Company recorded a loss of $4.1 million, a gain of $0.2 million and a loss of $2.4 million, respectively.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income or loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.
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
Depreciation, amortization and occupancy
Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of the assets.The Company reviews fixed assets and leasehold improvements for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.
Lease loss accrual
The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sub-lease income upon the date the Company ceases to use the excess real estate. In the event the Company is able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual is adjusted accordingly.
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
Recently adopted accounting guidance
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting agreements. The new disclosures were required for reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
In February 2013, the FASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU was effective for reporting periods beginning after December 15, 2012. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. The adoption of this ASU will not have an impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an ASU to clarify the financial statement presentation of an unrecognized tax benefit when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires entities to

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is required for reporting periods beginning after December 15, 2013. Upon adoption, entities are required to apply the provisions of the ASU prospectively for all unrecognized tax benefits that exist at the adoption date, however, the ASU also indicates that retrospective application is permitted. The adoption of this ASU will not have an impact on the Company's Consolidated Financial Statements.
4. Discontinued Operations
As part of the Mergers, KCG acquired certain assets and liabilities from Knight related to discontinued operations. The assets and liabilities were not considered part of the Company's continuing operations, and, therefore, the results have been included in Income from discontinued operations, net of tax within the Consolidated Statements of Operations for the year ended December 31, 2013. In addition, in July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and, as a result, the results of Urban's operations have also been included in Income from discontinued operations, net of tax within the Consolidated Statements of Operations for the year ended December 31, 2013.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

For the six months ended December 31,
2013
Revenues	$39,868

Expenses:
Compensation	$14,068
Execution and clearance fees	5,038
Payments for order flow	9,885
Other expenses	10,748
Total Expenses	39,739

Pre-tax income from discontinued operations	129
Income tax expense	(49)
Income from discontinued operations, net of tax	$80
5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s FCM business and consist of the following (in thousands):

December 31, 2013
Cash and cash equivalents segregated under federal or other regulations	$183,083
Receivables from brokers, dealers and clearing organizations (1)	304,294
Total assets segregated or held in separate accounts under federal or other regulations	$487,377
(1) Segregated assets included within Receivables from brokers, dealers and clearing organizations comprise cash and cash equivalents and U.S. government obligations primarily held as deposits with exchange clearing organizations.
The Company did not have any cash or securities segregated under U.S. Federal and other regulations as of December 31, 2012.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.    Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,298,785	$—	$—	$2,298,785
Listed options	339,798	—	—	339,798
U.S. government and Non-U.S. government obligations	40,053	—	—	40,053
Corporate debt	43,203	—	—	43,203
Total Financial instruments owned, at fair value	2,721,839	—	—	2,721,839

Securities on deposit with clearing organizations (2)	170,235	—	—	170,235
Investment in CME Group (3)	3,925	—	—	3,925
Deferred compensation investments (3)	—	117	—	117
Investment in Deephaven Funds (3)	—	1,958	—	1,958
Total assets held at fair value	$2,895,999	$2,075	$—	$2,898,074
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,851,006	$—	$—	$1,851,006
Listed options	252,282	—	—	252,282
U.S. government obligations	15,076	—	—	15,076
Corporate debt	42,122	—	—	42,122
Foreign currency forward contracts	—	5,014	—	5,014
Total liabilities held at fair value	$2,160,486	$5,014	$—	$2,165,500
________________________________________

(1)	Equities of $697.9 million have been netted by their respective long and short positions by CUSIP number.

(2)
Securities on deposit with clearing organizations consist of U.S. government obligations and are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(3)	Investment in CME Group, Deferred compensation investments and Investment in Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$378,933	$—	$—	$378,933
Listed options	92,305	—	—	92,305
U.S. government obligations and corporate bonds	68,765	—	—	68,765
Mutual funds - Bond Funds	114,872	—	—	114,872
Total Financial instruments owned, at fair value	654,875	—	—	654,875
Securities on deposit with clearing organizations	7,147	—	—	7,147
Investment in CME Group	3,040	—	—	3,040
Investment in Knight preferred shares	199,632	—	—	199,632
Total assets held at fair value	$864,694	$—	$—	$864,694
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$423,740	$—	$—	$423,740
Listed options	69,757	—	—	69,757
U.S. government obligations	19,056	—	—	19,056
Total Financial instruments sold, not yet purchased, at fair value	512,553	—	—	512,553
Total liabilities held at fair value	$512,553	$—	$—	$512,553
___________________________________
(1) Equities of $5.9 million have been netted by their respective long and short positions by CUSIP number.

The Company’s equities, listed options, U.S. government and non-U.S. government obligations, corporate debt and strategic investments that are actively traded are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.
The Company has no financial instruments classified within Level 3 of the fair value hierarchy.
The Company’s assets measured at fair value on a nonrecurring basis solely relates to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 11 “Goodwill and Intangible Assets” for additional information.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.
The Company’s foreign currency forward contracts, deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At December 31, 2013, the Company had foreign currency forward contracts with a notional value of 80.0 million British pounds that are used to hedge the Company’s investment in its European subsidiaries. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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
Futures contracts would be classified as Level 1 if they were required to be reported in the fair value hierarchy; swaps and forward contracts would be classified as Level 2 if they were required to be reported in the fair value hierarchy.

The following tables summarize the fair value of derivative instruments and futures contract trading activities in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (fair value in thousands):

		December 31, 2013
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	$89	892	$142	533
Forward contracts (1)	Financial instruments owned, at fair value	6,913	1	11,515	2
Equity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	223	1,069	1,089	1,046
Swap contracts	Receivables from/Payables to brokers, dealers and clearing organizations	—	—	18	1
Listed options	Financial instruments owned, at fair value	339,798	730,020	252,282	755,947
Fixed income
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	4,815	18,280	2,259	15,202
Commodity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	3,392	10,629	1,773	3,806
Total		$355,230	760,891	$269,078	776,537
(1) Designated as hedging instrument

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		December 31, 2012
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	$8	500	$5	110
Forward contracts	Accrued expenses and other liabilities	—	—	110	1
Equity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	270	766	477	1,070
Swap contracts	Receivables from/Payables to brokers, dealers and clearing organizations	570	1	—	—
Listed options	Financial instruments owned, at fair value	92,305	199,324	69,757	196,804
Fixed income
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	449	49,498	2,014	53,882
Commodity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	13	1,060	—	—
Total		$93,615	251,149	$72,363	251,867

		Gain (Loss) Recognized
	Financial Statements	For the year ended December 31,
	Location	2013	2012	2011
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$12,191	$19,699	$25,808
Equity
Futures contracts	Trading revenues, net	50,073	76,089	156,537
Swap contracts	Trading revenues, net	11,736	8,116	18,624
Listed options (1)	Trading revenues, net	37,035	50,446	90,389
Fixed income
Futures contracts	Trading revenues, net	80,511	81,933	170,414
Commodity
Futures contracts	Trading revenues, net	62,215	35,952	24,154
		$253,761	$272,235	$485,926
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(3,298)	$—	$—

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

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed options	$339,798	$—	$339,798	$—	$—	$339,798
Securities borrowed	1,357,387	—	1,357,387	1,326,220	—	31,167
Receivable from brokers, dealers and clearing organizations (1)	24,366	$—	24,366	24,249	$—	117
Foreign currency forward contracts	6,913	$6,501	412	—	$—	412
Futures	8,519	$4,369	4,150	—	$—	4,150
Total Assets	$1,736,983	$10,870	$1,726,113	$1,350,469	$—	$375,644
Liabilities
Listed options	$252,282	$—	$252,282	$—	$10,924	$241,358
Securities loaned	733,230	—	733,230	726,948	—	6,282
Financial instruments sold under agreements to repurchase	640,950	—	640,950	640,948	—	2
Foreign currency forward contracts	11,515	6,501	5,014	—	—	5,014
Futures	5,263	5,263	—	—	—	—
Swaps	18	—	18	—	—	18
Total Liabilities	$1,643,258	$11,764	$1,631,494	$1,367,896	$10,924	$252,674
(1) Represent reverse repurchase agreements at broker dealer

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed options	$92,305	$—	$92,305	$—	$—	$92,305
Securities borrowed	52,261	—	52,261	50,717	—	1,544
Futures	$740	$462	$278	$—	$—	$278
Total Assets	$145,306	$462	$144,844	$50,717	$—	$94,127
Liabilities
Listed options	$69,757	$—	$69,757	$—	$1,393	$68,364
Futures	$2,497	$2,497	$—	$—	$—	$—
Total Liabilities	$72,254	$2,497	$69,757	$—	$1,393	$68,364

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents financial instruments at fair value received as collateral and included within Securities borrowed on the Consolidated Statements of Financial Condition that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving counterparty (in thousands):

	December 31, 2013	December 31, 2012
Collateral permitted to be delivered or repledged	$1,315,803	$50,717
Collateral that was delivered or repledged	1,231,468	50,717
Collateral permitted to be further repledged by the receiving counterparty	142,938	—
In order to finance securities positions, the Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Repurchase agreements and other secured financings are short-term and mature within one year. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consist of equity securities.
The table below presents information about assets pledged by the Company (in thousands):

	December 31, 2013	December 31, 2012
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$552,242	$52,261
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	676,956	—

8.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Receivable:
Clearing organizations and other	$750,440	$140,089
Assets segregated or held in separate accounts under federal or other regulations	304,294	—
Securities failed to deliver	202,517	2,880
Total Receivable	$1,257,251	$142,969
Payable:
Clearing organizations and other	$425,196	$15,879
Securities failed to receive	48,912	8,306
Total Payable	$474,108	$24,185
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.    Fixed Assets and Leasehold Improvements
Fixed assets and leasehold improvements comprise the following (in thousands):

	Depreciation	December 31,
	Period	2013	2012
Computer hardware and software	3 years	$223,141	$178,187
Leasehold improvements	*	115,046	60,750
Telephone systems	5 years	3,848	—
Furniture and fixtures	7 years	12,227	9,093
		354,262	248,030
Less - Accumulated depreciation and amortization		(207,594)	(164,689)
		$146,668	$83,341
______________________________
*-Shorter of life of lease or useful life of assets

10.    Investments
Investments comprise strategic investments, including an investment in Knight prior to the Mergers and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Strategic investments:
Investments accounted for under the equity method	$82,234	$—
Investments held at fair value	3,925	202,672
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	33,813	45,766
Total Strategic investments	119,972	248,438
Deferred compensation investments	117	—
Investment in Deephaven Funds	1,958	—
Total Investments	$122,047	$248,438

Investments held at fair value, including GETCO's investment in Knight prior to the Mergers, are accounted for as available for sale securities and any unrealized gains or losses are recorded in Other comprehensive income. As a result of the Mergers, the Company recognized a non-cash gain of $128.0 million on its investment in Knight Common Stock, which it recorded within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2013 and reversed any previous unrealized gains out of Other comprehensive income.
11.    Goodwill and Intangible Assets
Goodwill is assessed for impairment annually or when events indicate that the amounts may be impaired. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assesses the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of KCG Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
As discussed in Footnote 2 "Merger of GETCO and Knight", as a result of the Mergers, $155.4 million and $11.6 million in identifiable intangible assets and goodwill, respectively, were recorded by the Company on the date of the Mergers.
No events occurred in 2013 or 2012 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In December 2013, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s Goodwill by segment (in thousands):

	December 31, 2013	December 31, 2012
Market Making	$15,427	$4,645
Global Execution Services	832	—
Total	$16,259	$4,645
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from three to 12 years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at December 31, 2013 and December 31, 2012 is approximately six years and nine years, respectively.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	December 31, 2013	December 31, 2012
Market Making
Trading rights	$48,920	$48,903
Technology	53,315	3,487
Total	102,235	52,390
Global Execution Services
Customer relationships	33,278	—
Trade names	3,800	—
Technology	38,682	—
Total	75,760	—
Corporate and Other
Technology	13,500	—
Consolidated Total	$191,495	$52,390

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		December 31, 2013	December 31, 2012
Customer relationships (1)	Gross carrying amount	$35,000	$—
	Accumulated amortization	(1,722)	—
	Net carrying amount	33,278	—
Trading rights (2)	Gross carrying amount	62,450	58,095
	Accumulated amortization	(13,530)	(9,192)
	Net carrying amount	48,920	48,903
Trade names (3)	Gross carrying amount	4,000	—
	Accumulated amortization	(200)	—
	Net carrying amount	3,800	—
Technology (4)	Gross carrying amount	120,346	5,580
	Accumulated amortization	(14,849)	(2,093)
	Net carrying amount	105,497	3,487
Total	Gross carrying amount	221,796	63,675
	Accumulated amortization	(30,301)	(11,285)
	Net carrying amount	$191,495	$52,390
________________________________________

(1)
Customer relationships relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life is approximately 10 years as of December 31, 2013. Lives may be reduced depending upon actual retention rates.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives is approximately eight and nine years as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and 2012, $7.6 million and $6.3 million, respectively, of trading rights have indefinite useful lives.

(3)	Trade names relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life is approximately ten years as of December 31, 2013.

(4)	The weighted average remaining life for technology, including capitalized software, is approximately four and three years as of December 31, 2013 and December 31, 2012, respectively.
The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the year ended December 31,
	2013	2012	2011
Amortization expense	$19,211	$5,518	$3,595
As of December 31, 2013, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the year ended December 31, 2014	$33,542
For the year ended December 31, 2015	32,617
For the year ended December 31, 2016	31,527
For the year ended December 31, 2017	30,396
For the year ended December 31, 2018	19,396

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12.    Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes	$—	$—	$15,000	$15,000
Cash Convertible Senior Subordinated Notes	117,259	118,432	—	—
Senior Secured Notes	305,000	320,823	—	—
First Lien Credit Facility	235,000	235,000	—	—
Total Debt	$657,259	$674,255	$15,000	$15,000

The fair value of the Cash Convertible Senior Subordinated Notes and Senior Secured Notes is based upon the value of such debt in the secondary market. The carrying value of the First Lien Credit facility approximated fair value as it was not materially sensitive to shifts in interest rates due to its floating interest rate, which also considers changes in the Company's credit risks and financial condition. These liabilities would all be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
Notes
In October 2011, the Company issued $15.0 million in notes to a single lender. The notes bore interest at 5.95% per annum, required no principal amortization over the term and were scheduled to mature in October 2018. The note agreement included certain covenants which required the Company, among other things, to maintain compliance with debt to net worth ratios, maintain minimum levels of liquid net assets and maintain minimum net capital levels in regulated subsidiaries. At December 31, 2012, the Company was in compliance with these covenants. In anticipation of the Mergers, on May 31, 2013, the Company provided irrevocable notice to the lender to prepay the notes. The $15.0 million in notes were subsequently repaid on July 1, 2013 along with accrued interest and a $3.0 million early termination payment.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended.
The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. The Convertible Notes are reported as Debt in the Company’s Consolidated Statements of Financial Condition.
As a result of the Mergers, on July 1, 2013, KCG became a party to Knight's $375.0 million Convertible Notes. On July 1, 2013, the Company delivered a notice (the “Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

•
The completion of the Mergers on July 1, 2013 and the results of the election of the holders of KCG Class A Common Stock to receive cash consideration for such KCG Class A Common Stock constitutes a “Fundamental Change";

•
Each holder of the Convertible Notes has the right to deliver a “Fundamental Change Repurchase Notice ” requiring the Company to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
The Company deposited with the paying agent an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent such Convertible Notes will cease to be outstanding.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Knight's Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of December 31, 2013, there were no funds in the Collateral Account.
Debt incurred in connection with Mergers
In connection with the Mergers, KCG entered into a series of debt agreement transactions. Described below are the details of these transactions.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of December 31, 2013, the Company was in compliance with the covenants.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, (the "Senior Secured Notes Registration Rights Agreement") between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes, (ii) issue exchange securities within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will accrue on the Senior Secured Notes.
In October 2013, the Company received consents from 99.7% of its registered holders ("Holders") of the Senior Secured Notes to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the guarantors.
As a result, the Company entered into the Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment of the Credit Agreement at any price, including at a premium or at a discount from the face value thereof, with any available cash.
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provides for a future uncommitted incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the six months ended December 31, 2013, there were no borrowings made against the $50.0 million first lien senior secured revolving credit facility.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum. As of December 31, 2013, the interest rate was 5.75% per annum.
The First Lien Credit Facility matures on December 5, 2017. The First Lien Credit Facility requires an amortization payment of $235.0 million on July 1, 2014 followed by quarterly amortization payments of $7.5 million on each September 30, December 31, March 31 and June 30, with the balance due on maturity.
Optional prepayments of borrowings under the First Lien Credit Facility are permitted at any time, without premium or penalty, subject, however, to a 1% prepayment premium for optional prepayments of the First Lien Credit Facility made prior to July 1, 2014 with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the First Lien Credit Facility.
The First Lien Credit Facility is fully and unconditionally guaranteed on a joint and several basis by all of KCG's existing and future direct and indirect 100% owned domestic subsidiaries, other than certain subsidiaries including regulated broker dealers and other regulated subsidiaries that, in each case, are not permitted to provide such guarantees under applicable law.
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
In connection with the consent solicitation and the Third Supplemental Indenture, the Company entered into an Amendment to its Credit Agreement with the consent of the requisite percentage of lenders under its First Lien Credit Facility. The Credit Agreement Amendment permits the Company to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility from time to time for a period of 60 days following the effective date of the Credit Agreement Amendment out of the cash set aside in the Collateral Account under the sole dominion and control of the collateral agent under the First Lien Credit Facility for repayments of the Convertible Notes, after which period the remaining cash in the Collateral Account will be required to be used to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. On October 23, 2013, as permitted by the Credit Agreement Amendment, the Company applied 100% of the $117.3 million cash set aside in the Collateral Account to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. The Credit Agreement Amendment also permits the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
The Company incurred issuance costs of $37.4 million in connection with the issuance of Senior Secured Notes, Credit Agreement and consent solicitation. The remaining issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the respective terms of the Senior Secured Notes and the Credit Agreement. Including issuance costs, the Senior Secured Notes and Credit Agreements have effective yields of 9.0% and 8.3%, respectively.
During the fourth quarter of 2013, the Company repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million was drawn from $117.3 million in cash held in the Collateral Account and the remainder of the $300.0 million was paid out of available cash including proceeds from the sale of Urban. In conjunction with these payments, the Company wrote down $13.2 million of its capitalized debt costs associated with the Credit Agreement.
Subsequent to December 31, 2013, the Company made a further $100.0 million principal prepayment under the Credit Agreement. See Footnote 26 "Subsequent Events" for further discussion.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”), and Knight Capital Americas LLC ("KCA") now named KCG Americas LLC, each of which are wholly-owned broker dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “OCTEG-KCA Facility Agreement”) with a consortium of banks and financial institutions. The OCTEG-KCA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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
Borrowings under the OCTEG-KCA Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of December 31, 2013, there were no outstanding borrowings under the OCTEG-KCA Facility Agreement.
The proceeds of the Borrowing Base A loans are available to both OCTEG and KCA and may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans are available solely to KCA and may be used solely to fund clearing deposits with the National Securities Clearing Corporation.
The borrowers are being charged a commitment fee at a rate of 0.35% per annum on the average daily amount of the unused portion of the OCTEG-KCA Facility Agreement.
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
The OCTEG-KCA Revolving Facility includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for each of OCTEG and KCA, a maximum total asset to total regulatory capital ratio for each of OCTEG and KCA, a minimum excess net capital limit for each of OCTEG and KCA, a minimum liquidity ratio for KCA, and a minimum tangible net worth threshold for KCG. As of December 31, 2013, the Company was in compliance with the covenants.
In connection with the OCTEG-KCA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and is being amortized over the term of the facility.
OCTEG and KCA shall each be obligated only with respect to the principal and interest of their own borrowings, and not the interest and principal of the other borrower's borrowings.
The OCTEG-KCA Revolving Facility was amended on October 24, 2013 to permit OCTEG to be removed as a borrower under the OCTEG-KCA Revolving Facility. As of January 1, 2014, OCTEG was merged with and into KCA and KCA was renamed KCG Americas LLC.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Interest expense	$34,138	$1,194	$164
Amortization of debt issuance cost (1)	16,832	276	—
Commitment fee (1)	792	1,034	—
Total	$51,762	$2,504	$164

(1)
$3.6 million is included in Other expense while $13.2 million is included in Writedown of debt issuance costs. The writedown amount was incurred as a result of the $300.0 million repayment of the First Lien Credit Facility.

13.    Related Parties
The Company interacts with two related parties as part of its normal day-to-day operations. It earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates as follows (in thousands):

Statement of Operations	For the year ended December 31, 2013
Revenues
Commissions and fees	$2,583
Trading revenues, net	437
Interest, net	71
Total revenues from related parties	$3,091
Expenses
Execution and clearance fees	$(5,706)
Interest expense	102
Other expense	146
Total expenses incurred with respect to related parties	$(5,458)

Statement of Financial Condition	December 31, 2013
Assets
Securities borrowed	$57,732
Receivable from brokers, dealers and clearing organizations	20,826
Other assets	277
Liabilities
Securities loaned	$116,062
Payable to brokers, dealers and clearing organizations	17,820
Accrued expenses and other liabilities	179
In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
During 2013, the Company paid one of the related parties $49.8 million in fees related to financing and advisory activities.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

14.    Stock-Based Compensation
KCG Equity Incentive Plan
The Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was established to provide long-term incentive compensation to employees and directors of the Company. As a result of the Mergers, on July 1, 2013, this plan was assumed by KCG and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan ("the KCG Plan"). At such time, the Knight Capital Group, Inc. 2009 Executive Incentive Plan was also assumed by KCG in connection with the Mergers and was renamed the KCG Holdings, Inc. Amended and Restated Executive Incentive Plan. As of the closing of the Mergers, the number of shares reserved for issuance under the KCG Plan was 20.7 million (based on a conversion ratio of one third of a share of KCG Class A Common Stock for each share of Knight Class A Common Stock). At a special meeting of the Company's stockholders on December 19, 2013, the Company's stockholders approved an increase to the number of shares authorized for grant under the KCG Plan from 20.7 million shares to 32.7 million shares (subject to adjustment as provided for under the KCG Plan).
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
As a result of the Mergers, each Knight restricted share granted after December 19, 2012 and each outstanding Knight RSU was replaced with a KCG restricted share or RSU, as applicable, in respect of one third of a share of common stock of KCG (rounded to the nearest whole share). Knight restricted share and RSU awards granted on or prior to December 19, 2012 (except for RSUs subject to performance-based vesting conditions) automatically vested upon the completion of the Mergers. Knight awards granted after December 19, 2012 (and RSUs granted on or prior to December 19, 2012 that were subject to performance-based vesting conditions) will continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.
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
The Company measures compensation cost related to restricted awards based on the fair value of KCG Class A Common Stock at the date of grant. Compensation expense from continuing operations relating to restricted awards, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the year ended December 31,
2013
Stock award compensation expense	$33,067
Income tax benefit	11,573
The following table summarizes restricted awards activity for the six months ended December 31, 2013 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
July 1, 2013
Conversion of outstanding Knight RSUs	3,251	$11.22
Granted	6,050	10.57
Vested	(391)	11.89
Forfeited	(490)	11.40
Outstanding at December 31, 2013	8,420	$10.71
There is $67.3 million of unamortized compensation related to the unvested restricted awards outstanding at December 31, 2013. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 2.2 years.
Stock Options and Stock Appreciation Rights
The Company’s policy is to grant options for the purchase of shares of KCG Class A Common Stock and SARs to purchase or receive the cash value of shares of KCG Class A Common Stock, in each case with an exercise price not less than the market value of KCG Class A Common Stock on the grant date. Options and SARs generally vest ratably over a three year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable award agreement. Options and SARs continue to vest following certain termination circumstances, in accordance with the applicable award agreements. Options and SARs are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon option exercises by its employees and directors. The Company may issue new shares or provide a cash payment upon SARs exercises by its employees.
The fair value of each option and SAR granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options and SARs are granted with exercise prices equal to or greater than the market value of the Company’s common stock at the date of grant as defined by the stock plans. The principal assumptions utilized in valuing options and SARs and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option or SAR; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option and SAR characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2013 was $3.15 per option. There were no stock options granted in 2012 or 2011.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The weighted average assumptions used for stock options granted were as follows:

2013
Dividend yield	—%
Expected volatility	35.0%
Risk-free interest rate	1.0%
Expected life (in years)	3.5
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax benefit on the Consolidated Statements of Operations are as follows (in thousands):

For the year ended December 31,
2013
Stock option and SAR compensation expense	$1,813
Income tax benefit	635

The following table summarizes stock option and SAR activity and stock options exercisable for the six months ended December 31, 2013 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
July 1, 2013	—	$—
Conversion of outstanding Knight options	782	41.25
Granted at market value (1)	4,323	15.19
Exercised	—	—
Forfeited or expired	(138)	45.32
Outstanding at December 31, 2013 (1)	4,967	$18.45	$3,621	4.23
Exercisable at December 31, 2013	644	$40.37	$—	2.23
Available for future grants at December 31, 2013 *	19,160
* Represents both options and awards available for grant.
(1) Includes 1.7 million of SARs.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/13	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/13	Weighted- Average Exercise Price
$8.24 - $8.24	833	4.61	$8.24	—	$—
$8.25- $8.25	91	4.64	8.25	—	—
$11.65 - $11.65	1,700	4.51	11.65	—	—
$22.50 - $22.50	1,700	4.51	22.50	—	—
$23.70 - $53.91	640	2.23	40.28	640	40.28
$58.08 - $58.08	3	3.01	58.08	3	58.08
	4,967	4.23	$18.45	643	$40.37

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the year ended December 31, 2013.
There is $7.0 million unamortized compensation related to unvested stock options and SARs outstanding at December 31, 2013. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.9 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vest over time. The value of these incentive units was determined based on the same methodology used to value the GETCO Class B unit awards and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits. Given that the units vested in connection with the Mergers, the Company fully amortized the units as of June 30, 2013. The accelerated amortization of incentive units recorded during the year ended December 31, 2013 was $1.3 million. Deferred compensation payable at December 31, 2013 and December 31, 2012 related to incentive units was $3.8 million and $3.5 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the year ended December 31, 2013 (units in thousands):

	Vested	Unvested
Incentive units at January 1, 2013	24	45
Issued	1	12
Vested	53	(53)
Exercised	(28)	—
Canceled	(1)	(4)
Incentive units at December 31, 2013	49	—
Class B units
Prior to the Mergers, GETCO granted membership unit awards to employees in the form of Class B units. The Class B units were valued at the date of grant based on the estimated enterprise value of GETCO. Prior to 2012, these non-voting units vested in full three years from the grant date, provided certain conditions of employment and performance were met by the employee. In 2012, GETCO changed the vesting of units granted in 2012 to annual vesting of one-third of the units over a three year period. Upon termination of employment, GETCO had the option to repurchase all or a portion of the units granted within six months. The purchase price for the unvested units was determined as a percentage of grant date fair value. GETCO classified these unit awards as equity as the employees received full membership rights with respect to allocation of income and participation in member distributions. In connection with the Mergers, all outstanding unvested Class B units vested on June 25, 2013. The accelerated amortization of Class B units recorded during the year ended December 31, 2013 was $9.4 million.
The following is a schedule of the changes in GETCO's unvested Class B units (units in thousands):

	Units	Weighted Average Grant Price
Unvested as of January 1, 2013	417	$89.99
Issued	58	73.54
Vested	(438)	87.86
Forfeited	(37)	89.28
Unvested as of December 31, 2013	—

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Class E units
In 2012, GETCO also granted employees profit interests in the form of Class E units. Prior to 2012, Class E units primarily vested in full three years from the grant date. For units granted in 2012, GETCO changed the vesting of Class E units to an annual vesting of one-third of the units over the three year period and provided GETCO an option to repurchase the units at the end of 5 years. Class E units allowed for future appreciation in excess of the GETCO's value over a certain strike price per unit and allocation of income once the units are vested. Upon the departure of an employee, the Class E units were forfeited whether vested or not, and if vested, the cash value of the Class E units above their strike price was paid to the employee. GETCO classified these unit awards as equity. In connection with the Mergers all outstanding unvested Class E units vested on June 25, 2013 and were canceled for no consideration. The accelerated amortization of the Class E units recorded during the year ended December 31, 2013 was $3.5 million, respectively.
The following is a schedule of the changes in GETCO's unvested Class E units (units in thousands):

	Units	Weighted Average Grant Price
Unvested as of December 31, 2012	476	$36.78
Issued	—	—
Vested	(442)	37.24
Forfeited	(34)	30.89
Unvested as of December 31, 2013	—
Compensation expense (benefit) related to the Class B, Class E and Incentive units, all of which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Class B and E units	$19,860	$12,320	$40,466
Incentive units	2,446	1,264	858
Total	$22,306	$13,584	$41,324
15.   Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) in which most of its employees are eligible to participate. Under the terms of the 401(k) Plan, the Company is required to make annual contributions to the 401(k) Plan equal to 100% of the contributions made by its employees, up to annual limits, however for 2013, such provisions only applied to Knight employees. The total expense recognized with respect to the 401(k) Plan is included in Employee compensation and benefits on the Consolidated Statements of Operations, as follows (in thousands):

For the year ended December 31, 2013	$2,959

16.   Income Taxes
Upon completion of the Mergers, the Company became subject to U.S. corporate income taxes and the Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As described in Footnote 2 “Merger of GETCO and Knight”, following the Mergers the Company recorded $62.3 million of deferred tax assets as a result of recording Knight’s assets and liabilities under the purchase method of accounting as well as recording the value of Knight’s NOLs and tax credit carryforwards as described below.
As a result of the Company becoming subject to U.S. corporate income taxes, the Company also recorded a nonrecurring $103.5 million deferred tax benefit and corresponding deferred tax asset relating to GETCO's existing tax attributes. This deferred tax asset primarily relates to differences between GETCO’s book and tax bases in its intangible assets and its strategic investments.
The (benefit) provision for income taxes from continuing operations consists of (in thousands):

	For the years ended December 31,
	2013	2012	2011
Current:
U.S. federal	$(194)	$(627)	$2,047
U.S. state and local	2,902	618	1,218
Non U.S.	3,773	8,708	29,910
	$6,481	$8,699	$33,175
Deferred:
U.S. federal	$(108,077)	1,771	(949)
U.S. state and local	—	1,046	(263)
Non U.S.	(599)	(1,240)	(1,122)
	$(108,676)	$1,577	$(2,334)

Provision (benefit) for income taxes	$(102,195)	$10,276	$30,841
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the years ended December 31,
	2013	2012	2011

U.S. federal statutory income tax (benefit) expense	$6,235	$9,249	$67,739
Income not subject to U.S. corporate income tax	(14,071)	(7,095)	(65,718)
U.S. state and local income taxes, net of U.S. federal income tax effect	1,886	772	478
Deferred tax benefit resulting from the Company becoming subject to U.S. corporate income taxes	(103,499)	—	—
Nondeductible expenses (1)	3,627	200	133
Foreign taxes	3,603	7,468	29,118
Other, net	24	(318)	(909)
Income tax (benefit) expense	$(102,195)	$10,276	$30,841
(1) Nondeductible expenses include nondeductible compensation and meals and entertainment.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	For the years ended December 31,
	2013	2012
Deferred tax assets:
Employee compensation and benefit plans	$16,629	$527
Fixed assets and other amortizable assets	90,130	3,742
Reserves	4,362	—
Valuation of investments	31,154	—
Net operating loss carryforwards, net	125,728	1,041
Less: Valuation allowance on net operating loss carryforwards	(36,043)	—
Total deferred tax assets	$231,960	$5,310

Deferred tax liabilities
Employee compensation and benefit plans	$—	$502
Fixed assets and other amortizable assets	29,077	2,558
Valuation of investments	10,414	1,831
Reduction in foreign tax credit for Non-U.S. NOL carryforwards	18,885	—
Total deferred tax liabilities	58,376	4,891
Net deferred tax assets	$173,584	$419
At December 31, 2013, the Company’s net deferred tax asset of $173.6 million was included in Deferred tax asset, net on the Consolidated Statements of Financial Condition. At December 31, 2012, the Company’s net deferred tax asset of $0.4 million was reported on the Consolidated Statements of Financial Condition as a deferred tax asset of $4.2 million and a liability within Accrued expenses and other liabilities of $3.8 million.
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its federal deferred tax assets in the future, and therefore no valuation allowance has been recorded at December 31, 2013. Management believes that positive evidence including the Company's history of sustainable profitability and its forecasts of future profitability outweighs the negative evidence. The Company has recorded a full valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.
Included in the Company’s deferred tax assets are benefits associated with NOL carryforwards generated by Knight in periods prior to the Mergers. At December 31, 2013, the Company had projected overall U.S. federal NOL carryforwards of $194.5 million of which $89.0 million resulted from the acquisition of Knight. The Company recorded a related deferred income tax asset for $68.1 million and an offsetting valuation allowance of $6.8 million at December 31, 2013, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. The Company did not have any NOLs or related deferred tax assets at December 31, 2012.
In accordance with Section 382 of the Internal Revenue Code, a change in equity ownership of greater than 50% of a corporation within a three-year period results in an annual limitation on the corporation’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of the Mergers as well as prior ownership changes, Knight experienced ownership changes under Section 382 and as a result, the rate of utilization of NOL carryforwards generated by Knight may be limited. The Company does not believe these limitations will have a significant effect on the Company's ability to utilize its anticipated federal NOL carryforward. The Company's U.S. federal NOL carryforwards will begin to expire in 2019.
At December 31, 2013 the Company recorded a valuation allowance for substantially all of its state and local NOL carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2013, the Company had non-U.S. NOL carryforwards of $86.4 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.1 million for these NOL carryforwards as of December 31, 2013, along with an offsetting U.S. federal deferred tax liability of $18.9 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely. At December 31, 2013 the Company had tax credit carryforwards which were generated by Knight in periods prior to the Mergers, general business credit carryforwards of $2.5 million and alternative minimum tax credit carryforwards $6.8 million.
At December 31, 2013, the Company had $1.5 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. The Company had no such unrecognized tax benefits at December 31, 2012 or December 31, 2011.
The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

For the year ended December 31,
2013
Balance at beginning of period	$—
Increases based on tax positions related to prior periods (1)	1,464
Decreases based on tax positions related to prior periods	—
Decreases related to settlements with taxing authorities	—
Balance at the end of the period	$1,464
(1) Increases relate to unrecognized tax benefits that inure to the Company as a result of the Mergers.
As of December 31, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non U.S. income tax examinations for the tax years 2007 through 2012. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2012. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

17. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the years ended December 31, 2012 and 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance January 1, 2012	$—	$—	$—
Other comprehensive income (loss)	114,319	—	114,319
Balance December 31, 2012	114,319	—	114,319
Other comprehensive income (loss)	13,689	1,365	15,054
Reclassification of gain on investment in Knight Common Stock(1)	(127,972)	—	(127,972)
Net current-period other comprehensive loss	(114,283)	1,365	(112,918)
Balance December 31, 2013	$36	$1,365	$1,401
(1) As a result of the Mergers, the Company recorded a non-cash gain of $128.0 million on its investment in Knight Common Stock, which it recognized within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2013 and reversed any previous unrealized gains out of Other comprehensive income.
18. Writedowns and Other Charges
Writedown of capitalized deal costs
During the fourth quarter of 2013, the Company made a $300.0 million principal repayments related under the Credit Agreement. As a result, $13.2 million of capitalized deal costs were accelerated.
Writedown of assets
For the year ended 2013, the Company recorded $7.7 million in writedown of assets primarily related to leasehold improvements and office furniture in the London and Chicago office locations.
Lease loss accrual
For the year ended 2013, the Company recorded a $7.1 million lease loss accrual primarily related to the consolidation of office space in the London and Chicago.
19. Earnings Per Share
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
The number of such options, warrants and SARs excluded was approximately 29.1 million for the year ended December 31, 2013. The computation of diluted shares can vary among periods due in part to the change in the average price of KCG Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the years ended December 31, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013		2012		2011
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$120,008	80,143	$16,151	48,970	162,700	50,688
Effect of dilutive stock based awards		872		—		—
Income from continuing operations and shares used in diluted calculations	$120,008	81,015	$16,151	48,970	162,700	50,688
(Loss) income from continuing operations allocated to preferred and participating units	$(21,565)		$1,092		$12,510
Income from continuing operations attributable to common shareholders	$141,573		$15,059		$150,190
Basic earnings per common share from continuing operations		$1.77		$0.31		$2.96
Diluted earnings per common share from continuing operations		$1.75		$0.31		$2.96
Prior to the Mergers, GETCO units comprised preferred and common units, and net income was allocated among the various classes of units based upon participation rights in undistributed earnings. The number of shares used to calculate EPS for 2012 and 2011 are GETCO units converted into KCG shares using an exchange ratio as detailed in the Merger Agreement.
20. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded for the years ended December 31, 2013, 2012 or 2011.
21. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of the litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these ordinary matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period, depending, in part, upon operating results for that period. The Company, Knight and GETCO carry directors and officers liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.
As previously disclosed in Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in KCA sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Knight has since been named as a defendant in two putative class action complaints (one of which was voluntarily dismissed) and one derivative lawsuit, all of which relate to the technology issue. Knight has also received several derivative demand letters and/or

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the "August 6, 2012 recapitalization").
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
While the Company is currently unable to predict the outcome of any existing or future litigation related to the August 1 technology issue, the August 6, 2012 recapitalization, or the Mergers, an unfavorable outcome in one or more of these matters could have a material adverse effect on its financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against such litigation.
Legal
Litigation Related to the August 1, 2012 Technology Issue
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleged that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a purported class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint, which was fully briefed as of August 2013. Before the court rendered a decision on the motion to dismiss, the plaintiff filed a second amended complaint on December 20, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. More specifically, the plaintiff referred to the settlement with the SEC (discussed further below) and alleged that the defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between May 10, 2011 and August 1, 2012 paid an inflated price. The defendants filed a motion to dismiss the second amended complaint on February 18, 2014, and the motion is scheduled to be fully briefed by June 5, 2014.
As noted above, Knight received several demand letters requesting that it commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that it produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6, 2012 recapitalization. The Company responded to each of these demand letters and, except as noted below in the New York litigation, none of these letters has resulted in litigation.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Regulatory
On or about August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning Knight and KCA on August 29, 2012.
On October 16, 2013, KCA reached a settlement with the SEC. KCA, without admitting or denying the findings, consented to the issuance of an administrative order relating to controls and procedures required by Section 15(c)(3) of the Securities Exchange Act of 1934 and SEC Rule 15c3-5 (the “Market Access Rule”), and Rules 200(g) and 203(b) of Regulation SHO (the “Short Sale Rules”). Under the terms of the settlement, KCA was censured, paid a civil penalty in the sum of $12.0 million and is required to cease and desist from committing future violations of the Market Access Rule and the Short Sale Rules. KCA was also required to retain an independent consultant to conduct a comprehensive review of KCA’s compliance with the Market Access Rule. The settlement resolved the SEC’s investigation relating to the August 1, 2012 technology issue. The full amount of this settlement had been accrued on Knight's July 1, 2013 balance sheet acquired by the Company.
Other Legal and Regulatory Matters
We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our regulators in the U.S. and abroad. As a major order flow execution destination, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our business activities. We are currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.
In the second quarter of 2012, Knight recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, Knight would recover a portion of its pre-tax trading losses. The Accommodation Program was approved by the SEC on March 22, 2013 which would allow Nasdaq to compensate market participants for certain claims related to system difficulties in connection with the Facebook IPO in an amount not to exceed $62.0 million. On April 2, 2013, Knight submitted an accommodation claim to Nasdaq. On October 25, 2013, Nasdaq provided the Company with notice that it had completed its review of the Company’s accommodation claim. On December 31, 2013, the Company received payment from Nasdaq totaling approximately $12.0 million comprising approximately $10.5 million to the Company and approximately $1.5 million which was rebated to customers in February 2014.
Lease and Contract Obligations
Capital Leases
During 2012, the Company entered into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At December 31, 2013, the obligations have a weighted-average interest rate of 3.85% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at December 31, 2013 consist of (in thousands):

Minimum Payments
2014	8,222
2015	2,072
Total	$10,294

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The total interest expense related to capital leases for the years ended December 31, 2013, 2012 and 2011 included in the Consolidated Statements Operations is as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Interest expense - Capital leases	$700	$1,376	$982
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $16.0 million and $9.0 million for the year ended December 31, 2013 and 2012, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of December 31, 2013, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Year ending December 31, 2014	$29,689	$4,315	$25,374
Year ending December 31, 2015	27,915	4,914	23,001
Year ending December 31, 2016	27,571	4,850	22,721
Year ending December 31, 2017	27,036	4,426	22,610
Year ending December 31, 2018	26,492	2,720	23,772
Thereafter through December 31, 2027	75,552	12,521	63,031
Total	$214,255	$33,746	$180,509
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At December 31, 2013, the Company had provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
22.    Net capital requirements
The Company's U.S. registered broker dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. In 2013, the Company's U.S. registered broker dealers were in compliance with its capital adequacy requirements.
The following table sets forth the net capital levels and requirements for the Company’s U.S. registered broker dealer subsidiaries at December 31, 2013 as filed in their respective regulatory filings (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas LLC	$396,655	$22,300	$374,355
OCTEG, LLC	98,737	1,000	97,737
GETCO Execution Services, LLC	11,433	250	11,183

As of January 1, 2014, OCTEG was merged with and into KCA and KCA was renamed KCG Americas LLC. At the end of 2013, GETCO Execution Services, LLC submitted its application to withdraw its membership as a U.S. registered broker dealer.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s foreign registered broker dealers are subject to certain financial resource requirements of either the FCA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker dealers at December 31, 2013 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
GETCO Europe Limited	$157,254	$80,900	$76,354
KCG Europe Limited	97,892	65,967	31,927
23.    Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
As a market maker in global equities, fixed income, futures, options, commodities and foreign currencies, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity and option securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.
The Company, through its FCM, also provides execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at December 31, 2013 were adequate to minimize the risk of material loss that could be created by positions held at that time.
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
24.    Business Segments
As of December 31, 2013, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income foreign currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, institutions and banks. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities DMM on the NYSE and NYSE Amex. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the AIM of the London Stock Exchange.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals to transactions that are executed within this segment, however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment primarily consists of self-directed trading in global equities through a suite of algorithms or via an execution management system; institutional high touch sales traders executing program, block and riskless principal trades in global equities and ETFs; an institutional spot foreign exchange ECN; a fixed income ECN that also offers trading applications; an ATS for global equities; and futures execution and clearing through a FCM.
The Corporate and Other segment prinicipally invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments, including the gain recognized on Knight Common Stock. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2013:
Revenues	$688,197	$197,766	$134,208	$1,020,171
Pre-tax earnings	103,559	(25,739)	(60,007)	17,813
Total assets	3,939,965	1,106,448	1,944,802	6,991,215
For the year ended December 31, 2012:
Revenues	$495,427	$36,211	$19,596	$551,234
Pre-tax earnings	34,887	(7,330)	(1,130)	26,427
Total assets	1,408,516	33,623	245,397	1,687,536
For the year ended December 31, 2011:
Revenues	$862,760	$27,599	$25,089	$915,448
Pre-tax earnings	203,886	(15,406)	5,061	193,541
Total assets	1,191,724	19,928	90,703	1,302,355
The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2013:
Revenues	$827,245	$192,926	$1,020,171
For the year ended December 31, 2012:
Revenues	$340,117	$211,117	$551,234
For the year ended December 31, 2011:
Revenues	$489,514	$425,934	$915,448
25.    Subsequent Events
Principal repayment under Credit Agreement
On January 22, 2014, the Company made a $100.0 million principal repayment under the Credit Agreement and will record an additional $4.2 million in writedown of capitalized debt issuance cost in the first quarter of 2014. Including this payment, the Company has completed $400.0 million in principal repayments since entering into the Credit Agreement on July 1, 2013, fully satisfying the amortization payment of $235.0 million due on July 1, 2014 leaving a remaining outstanding balance of $135.0 million.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Merger of BATS and Direct Edge
In January 2014, BATS Global Markets Inc. and Direct Edge Holdings LLC announced plans to pay certain dividends to shareholders contingent on the completion of their pending merger. As a shareholder in both BATS and Direct Edge, KCG received approximately $41.7 million from the aggregate distributions paid at the close of the merger, which was closed as of January 31, 2014. The Company is currently assessing the treatment of these distributions for financial reporting purposes.
26.     Condensed Financial Statements of KCG Holdings, Inc. (parent only)
Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition
KCG Holdings, Inc. (parent only)

	December 31,
	2013	2012
	(in thousands)
Assets
Cash and cash equivalents	$253,017	$114,511
Financial instruments owned, at fair value	—	2
Receivable from subsidiaries	60,460	216,266
Investments in subsidiaries	1,356,412	773,818
Goodwill and intangible assets, less accumulated amortization	—	8,132
Income taxes receivable	90	—
Deferred tax asset	144,109	—
Subordinated loans to subsidiaries	250,000	—
Other assets	21,182	1,039
Total assets	$2,085,270	$1,113,768
Liabilities & equity
Liabilities
Payable to subsidiaries	25,705	47,998
Accrued expenses and other liabilities	12,313	84,959
Debt	540,000	15,000
Total liabilities	578,018	147,957
Redeemable preferred member's equity	—	311,139
Total equity	1,507,252	654,672
Total liabilities & equity	$2,085,270	$1,113,768

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Operations
KCG Holdings, Inc. (parent only)

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Revenues
Investment income and other, net	$3,717	$5,981	$2,001
Total revenues	3,717	5,981	2,001
Expenses
Employee compensation and benefits	31,970	(12,251)	7,023
Interest	28,476	1,195	256
Depreciation and amortization	698	1,395	698
Professional fees	30,488	4,997	1,484
Bank fees	9,268	336	286
Other	20,561	1,157	852
Total expenses	121,461	(3,171)	10,599
(Loss) income before income taxes and equity in earnings of subsidiaries	(117,744)	9,152	(8,598)
Income tax benefit	(120,761)	—	—
Income (loss) before equity in earnings of subsidiaries	3,017	9,152	(8,598)
Equity in earnings of subsidiaries	117,071	6,999	171,298
Net income	$120,088	$16,151	$162,700

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Cash Flows
KCG Holdings, Inc. (parent only)

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$120,088	$16,151	$162,700
Adjustments to reconcile net income to net cash used in operating activities
Equity in earnings of subsidiaries	(117,071)	(6,999)	(171,298)
Writedown and amortization of debt issuance costs	16,931	52	—
Amortization of intangibles	698	1,395	698
Decrease (increase) in operating assets
Subordinated loan receivable	(250,000)	—	—
Receivable from subsidiaries	(67,523)	(97,375)	(89,814)
Deferred tax asset	(144,109)	—	—
Income taxes receivable	(90)	—	—
Other assets	(15,351)	31,031	48,653
(Decrease) increase in operating liabilities
Payable to subsidiaries	(2,024)	11,756	33,932
Accrued expenses and other liabilities	59,921	5,106	718
Net cash used in operating activities	(398,530)	(38,883)	(14,411)
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	509,133	—	—
Cash received from sale of Urban Financial of America, LLC	85,406	—	—
Acquisition of Automat Limited	—	—	(10,975)
Dividends received from subsidiaries	646,425	161,606	127,530
Capital contributions to subsidiaries	(238,909)	(70,794)	(84,928)
Net cash provided by investing activities	1,002,055	90,812	31,627
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	535,000	—	—
Partial repayment of Credit Agreement	(300,000)	—	—
Proceeds from issuance of Senior Secured Notes	305,000	—	—
Proceeds from issuance of notes payable	—	—	15,000
Repayment of notes payable	(15,000)	—	—
Payment of debt issuance costs	(34,952)	—	—
Issuance of equity to General Atlantic	55,000	—	—
Payment to former Knight Capital Group, Inc. stockholders	(720,000)	—	—
Repayment of Knight Convertible Notes	(257,741)	—	—
Funding of collateral account for Knight Convertible Notes	(117,259)	—	—
Payment out of collateral account for Knight Convertible Notes	117,259	—	—
Proceeds from stock issuance	—	12,320	41,365
Member distributions	(21,002)	(62,234)	(124,791)
Cost of common stock repurchased	(11,324)	—	—
Net cash (used in) provided by financing activities	(465,019)	(49,914)	(68,426)
Increase in cash and cash equivalents	138,506	2,015	(51,210)
Cash and cash equivalents at beginning of period	114,511	112,496	163,706
Cash and cash equivalents at end of period	$253,017	$114,511	$112,496
Supplemental disclosure of cash flow information:			—
Cash paid for interest	$26,239	$1,116	$92
Cash paid for income taxes	$365	$—	$—

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The condensed financial statements of KCG Holdings, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto. As noted in Footnote 1 "Organization and Description of Business", the Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes.
The Statements of Operations and Cash Flows included in this footnote for the year ended December 31, 2013 include the combined financial results and cash flows for GETCO Holding Company, LLC for the six month period January 1, 2013 to June 30, 2013 and for KCG Holdings, Inc. for the six month period July 1, 2013 to December 31, 2013. These combined Statements of Operations and Cash Flows were presented for comparability to the prior years, 2012 and 2011. The Statement of Financial Condition at December 31, 2013 represents the financial condition of the Parent Company. The Statement of Financial Condition at December 31, 2012 represents the financial condition of GETCO Holding Company, LLC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. This evaluation did not include an assessment of internal controls over financial reporting as it relates to GETCO Holding Company, LLC and GA-GTCO, LLC, which were party to a business combination, with Knight Capital Group, Inc. that was completed on July 1, 2013 resulting in the formation of KCG Holdings, Inc.
Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, KCG's disclosure controls and procedures are effective.
(b) Internal Control Over Financial Reporting. Management’s annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in KCG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, KCG's internal control over financial reporting.

Item 9B.	Other Information
PART III—ITEMS 10, 11, 12, 13 and 14
The Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”
(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

2.1
Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013, by and among GETCO Holding Company, LLC, GA-GTCO, LLC, Knight Capital Group, Inc., Knight Holdco, Inc., Knight Acquisition Corp, GETCO Acquisition, LLC and GA-GTCO Acquisition, LLC (exhibits excluded) - Incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

2.2
Stock Purchase Agreement, dated July 29, 2013, by and among Knight Libertas Holdings LLC, KCG Holdings, Inc. and UFG Holdings LLC - Incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2013.

3.1	Amended and Restated Certificate of Incorporation of KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

3.2	Amended and Restated Bylaws of KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.1	Form of Certificate of Class A Common Stock of KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.2
Registration Rights Agreement, dated July 1, 2013, among KCG Holdings, Inc., Daniel V. Tierney 2011 Trust, Serenity Investments, LLC and GA-GTCO Interholdco, LLC. - Incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.3
Warrant Agreement, dated July 1, 2013, between KCG Holdings, Inc and Computershare Shareowner Services LLC. - Incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.4	Form of Class A Warrant Certificate (included in Exhibit 4.3)

4.5	Form of Class B Warrant Certificate (included in Exhibit 4.3)

4.6	Form of Class C Warrant Certificate (included in Exhibit 4.3)

4.7
Indenture (the “Senior Secured Indenture”), dated June 5, 2013, between GETCO Financing Escrow LLC and the Trustee in connection with the 8.250% senior secured notes due 2018 in the aggregate principal amount of $305,000,000 - Incorporated herein by reference to Exhibit 4.7 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.8
First Supplemental Indenture, dated July 1, 2013, by and between KCG Holdings, Inc. and The Bank of New York Mellon, as trustee (the “Trustee”), amending the Senior Secured Indenture - Incorporated herein by reference to Exhibit 4.8 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.9
Second Supplemental Indenture, dated July 1, 2013, by and between KCG Holdings, Inc., certain Guarantors and the Trustee, amending the Senior Secured Indenture - Incorporated herein by reference to Exhibit 4.9 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.10
Third Supplemental Indenture, dated as of October 15, 2013, by and among the Company, the Guarantors and the Trustee, amending the Senior Secured Indenture - Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 16, 2013.

4.11
Registration Rights Agreement (the “Original Senior Secured Registration Rights Agreement”), dated June 5, 2013, between GETCO Financing Escrow LLC and Jefferies LLC as representative of the initial purchasers of the 8.250% senior secured notes due 2018 in the aggregate principal amount of $305,000,000 - Incorporated herein by reference to Exhibit 4.10 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.12
Joinder, dated July 1, 2013, by KCG Holdings Inc. and certain Guarantors to the Original Senior Secured Registration Rights Agreement - Incorporated herein by reference to Exhibit 4.11 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.13
Intercreditor Agreement, dated July 1, 2013, by and among KCG Holdings, Inc., certain Guarantors, Jefferies Finance LLC, as first lien collateral agent, and the Indenture Trustee, as second lien collateral agent - Incorporated herein by reference to Exhibit 4.12 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.14
Indenture (the “Original Convertible Notes Indenture”), dated March 19, 2010, between Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas in connection with that certain 3.50% cash convertible senior subordinated notes due 2015 in the aggregate principal amount of $375,000,000 - Incorporated herein by reference to Exhibit 4.1 of Knight Capital Group, Inc.’s Form 8-K filed on March 19, 2010.

4.15
First Supplemental Indenture, dated July 1, 2013, by and among KCG Holdings, Inc., Knight Capital Group, Inc. and The Bank of New York Mellon, as successor in interest to Deutsche Bank Trust Company Americas, amending the Original Convertible Notes Indenture - Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 2, 2013.

10.1	Employment Agreement between the Company and Daniel Coleman - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

10.2	Form of Employment Agreement - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 9, 2013.

10.3	Term Schedule to Employment Agreement between the Company and Steven Bisgay - Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.4	Term Schedule to Employment Agreement between the Company and John DiBacco - Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.5	Term Schedule to Employment Agreement between the Company and John McCarthy - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.6	Term Schedule to Employment Agreement between the Company and Nick Ogurtsov - Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.7
Revised Term Schedule to Employment Agreement between the Company and Jonathan Ross - Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report filed November 12, 2013.

10.8*	Revised Term Schedule to Employment Agreement between the Company and George Sohos

10.9*	Term Schedule to Employment Agreement between the Company and Ryan Primmer

10.10*	Term Schedule to Employment Agreement between the Company and Gregory Tusar

10.11	KCG Holdings, Inc. Amended and Restated Equity Incentive Plan - Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement dated November 19, 2013.

10.12	KCG Holdings, Inc. Amended and Restated Executive Incentive Plan - Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.13
KCG Holdings, Inc. Amended and Restated Equity Incentive Plan Form of Restricted Stock Unit Agreement- Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.14
KCG Holdings, Inc. Amended and Restated Equity Incentive Plan Form of Employee Stock Option Agreement- Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.15
KCG Holdings, Inc. Amended and Restated Equity Incentive Plan Form of Employee Stock Appreciation Right Agreement- Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.16	KCG Holdings, Inc. Compensation Recoupment Policy- Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.17
Aircraft Timesharing Agreement, dated as of July 1, 2013, by and between KCG Holdings, Inc. and Daniel Coleman - Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.18
Credit Agreement, dated July 1, 2013, by and among KCG Holdings, Inc., the lenders party thereto, Jefferies Finance LLC, as documentation agent, administrative agent, collateral agent and syndication agent, and Jefferies Finance LLC and Goldman Sachs Bank USA, as arrangers and book managers - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.19
First Amendment and Consent to Credit Agreement, dated as of October 15, 2013, by and among the Company, the Guarantors, the lenders party thereto and the Credit Agreement Agent - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2013.

10.20
Credit Agreement, dated July 1, 2013, by and among OCTEG, LLC and Knight Capital Americas LLC, as borrowers, KCG Holdings, Inc., as guarantor, the lenders from time to time party thereto, BMO Harris Bank N.A., as administrative agent and collateral agent, JPMorgan Chase Bank N.A. and Bank of America, N.A., as syndication agents, and BMO Capital Markets, JPMorgan Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book runners - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 2, 2013.

10.21*
First Amendment to Credit Agreement, dated October 24, 2013, by and among OCTEG, LLC and Knight Capital Americas LLC, as borrowers, KCG Holdings, Inc., as guarantor, the lenders from time to time party thereto and BMO Harris Bank N.A., as administrative agent.

10.22
Master Agreement to Lease Equipment, dated as of October 30, 2009, between Global Colocation Services LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.23
Guaranty of GETCO Holding Company, LLC under the Master Agreement to Lease Equipment, dated as of October 30, 2009 - Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.24
U.S. Securities and Exchange Commission Order against Knight Capital Americas LLC, dated October 16, 2013 - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2013.

21.1*	Subsidiaries of the Registrant as of December 31, 2013.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Financial Condition at December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Equity for the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2014.

KCG HOLDINGS, INC.

By:
Daniel Coleman
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Coleman and Steven Bisgay, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date

	Chief Executive Officer	March 3, 2014
Daniel Coleman	(Principal Executive Officer)

	Chief Financial Officer	March 3, 2014
Steven Bisgay	(Principal Financial and Accounting Officer)

	Non-Executive Chairman of the Board	March 3, 2014
Charles E. Haldeman, Jr.

	Director	March 3, 2014
Rene Kern

	Director	March 3, 2014
James T. Milde

	Director	March 3, 2014
John C. Morris

	Director	March 3, 2014
Daniel F. Schmitt

	Director	March 3, 2014
Stephen Schuler

	Director	March 3, 2014
Laurie M. Shahon

	Director	March 3, 2014
Daniel Tierney