Form 10-K/A
period 2013-12-31
KCG Holdings, Inc.
filed 2014-03-04
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE TO THIS AMENDMENT
We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the KCG Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 3, 2014 (the “Original Filing”), solely to correct typographical errors in the presentation of earnings and related earnings per share amounts attributable to preferred and common holders contained in Part II, Item 6. Selected Financial Data and Part II, Item 8. Financial Statements and Supplementary Data (Notes to Consolidated Financial Statements (Footnote 2 “Merger of GETCO and Knight”)). The errors related to the reporting of certain earnings per share information that was properly presented on the Consolidated Statements of Operations and in Footnote 19 "Earnings Per Share" but not conformed elsewhere in the Original Filing. This Amendment includes all corrected information, as well as conforming signature pages that were omitted from the Original Filing. The original signature pages were fully executed on March 3, 2014, and were in the Company’s possession at the time of the Original Filing. In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively, as well as a new consent of the Company's independent registered accounting firm as Exhibit 23.1. This Form 10-K/A corrects these inadvertent errors.
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

KCG HOLDINGS, INC.
FORM 10-K/A ANNUAL REPORT
For the Year Ended December 31, 2013

		Page

Part II
Item 6.	Selected Financial Data	5
Item 8.	Financial Statements and Supplementary Data	8

PART IV
Item 15.	Exhibits and Financial Statement Schedules	62
Signatures		63
Certifications
Exhibit Index

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
All GETCO earnings per share and unit share outstanding amounts in this Form 10-K/A have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2011, at the exchange ratio, as defined in the Merger Agreement.
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

PART II

Item 6.	Selected Financial Data
The following should be read in conjunction with the Consolidated Financial Statements included in this Amendment and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Original Filing. The Consolidated Statements of Operations Data for 2013, 2012 and 2011 and the Consolidated Statements of Financial Condition Data at December 31, 2013 and 2012 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2010 and 2009 and the Consolidated Statements of Financial Condition Data at December 31, 2011, 2010 and 2009 are derived from Consolidated Financial Statements updated to conform with current year presentation and not included in this document.

	For the year ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Trading revenue, net	$628,304	$421,063	$611,845	$335,418	$138,384
Commissions and fees	275,474	105,518	284,620	529,673	816,778
Interest, net	(537)	(2,357)	(1,211)	50	1,099
Investment income and other, net	116,930	27,010	20,194	1,804	537
Total revenues	1,020,171	551,234	915,448	866,945	956,798
Expenses
Employee compensation and benefits	349,192	157,855	241,753	220,318	247,255
Execution and clearance fees	246,414	185,790	289,025	303,574	307,036
Communications and data processing	123,552	90,623	87,116	61,844	43,402
Depreciation and amortization	55,570	34,938	45,675	46,612	29,483
Interest	44,785	2,665	1,299	740	961
Payments for order flow	35,711	2,964	3,299	4,086	4,710
Occupancy and equipment rentals	24,812	12,804	9,903	7,054	6,509
Professional fees	46,662	14,072	17,142	11,621	8,193
Business development	4,609	23	108	143	—
Writedown of capitalized debt costs	13,209	—	—	—	—
Writedown of assets and lease loss accrual	14,748	—	—	—	—
Other	43,094	23,073	26,587	21,263	17,177
Total expenses	1,002,358	524,807	721,907	677,255	664,726
Income from continuing operations before income taxes	17,813	26,427	193,541	189,690	292,072
Income tax (benefit) expense	(102,195)	10,276	30,841	27,834	28,972
Income from continuing operations, net of taxes	120,008	16,151	162,700	161,856	263,100
Income from discontinued operations, net of taxes	80	—	—	—	—
Net income	$120,088	$16,151	$162,700	$161,856	$263,100
Net (loss) income allocated to preferred and participating units	$(21,565)	$1,092	$12,510	$21,954	$19,490
Net income attributable to common shareholders	$141,653	$15,059	$150,190	$139,902	$243,610
Basic earnings per common share from continuing operations	$1.77	$0.31	$2.96	$2.80	$4.99
Diluted earnings per common share from continuing operations	$1.75	$0.31	$2.96	$2.80	$4.99
Basic earnings per common share from discontinued operations	$0.00	$—	$—	$—	$—
Diluted earnings per common share from discontinued operations	$0.00	$—	$—	$—	$—
Basic earnings per common share	$1.77	$0.31	$2.96	$2.80	$4.99
Diluted earnings per common share	$1.75	$0.31	$2.96	$2.80	$4.99
Shares used in computation of basic earnings per common share	80,143	48,970	50,688	49,977	48,773
Shares used in computation of diluted earnings per common share	81,015	48,970	50,688	49,977	48,773

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$674,281	$427,631	$607,689	$614,025	$638,326
Financial instruments owned, at fair value	2,721,839	654,875	240,338	99,418	66,869
Total assets	6,991,215	1,687,536	1,302,023	1,184,382	967,426
Financial instruments sold, not yet purchased, at fair value	2,165,500	512,553	140,530	191,446	24,068
Debt	657,259	15,000	15,000	21,654	20,000
Redeemable preferred member's equity	—	311,139	314,440	338,158	350,000
Equity	1,507,252	654,672	622,996	532,411	439,858

Item 8.	Financial Statements and Supplementary Data
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

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$628,304	$421,063	$611,845
Commissions and fees	275,474	105,518	284,620
Interest, net	(537)	(2,357)	(1,211)
Investment income and other, net	116,930	27,010	20,194
Total revenues	1,020,171	551,234	915,448
Expenses
Employee compensation and benefits	349,192	157,855	241,753
Execution and clearance fees	246,414	185,790	289,025
Communications and data processing	123,552	90,623	87,116
Interest	44,785	2,665	1,299
Depreciation and amortization	55,570	34,938	45,675
Payments for order flow	35,711	2,964	3,299
Professional fees	46,662	14,072	17,142
Occupancy and equipment rentals	24,812	12,804	9,903
Business development	4,609	23	108
Writedown of capitalized debt costs	13,209	—	—
Writedown of assets and lease loss accrual	14,748	—	—
Other	43,094	23,073	26,587
Total expenses	1,002,358	524,807	721,907
Income from continuing operations before income taxes	17,813	26,427	193,541
Income tax (benefit) expense	(102,195)	10,276	30,841
Income from continuing operations, net of tax	120,008	16,151	162,700
Income from discontinued operations, net of tax	80	—	—
Net income	$120,088	$16,151	$162,700
Net (loss) income allocated to preferred and participating units	$(21,565)	$1,092	$12,510
Net income attributable to common shareholders	$141,653	$15,059	$150,190
Basic earnings per common share from continuing operations	$1.77	$0.31	$2.96
Diluted earnings per common share from continuing operations	$1.75	$0.31	$2.96
Basic earnings per common share from discontinued operations	$0.00	$—	$—
Diluted earnings per common share from discontinued operations	$0.00	$—	$—
Basic earnings per common share	$1.77	$0.31	$2.96
Diluted earnings per common share	$1.75	$0.31	$2.96
Shares used in computation of basic earnings per common share	80,143	48,970	50,688
Shares used in computation of diluted earnings per common share	81,015	48,970	50,688

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

	Year ended December 31, 2013		Year ended December 31, 2012
	Reported	Pro Forma (unaudited)	Reported	Pro Forma (unaudited)
	(in thousands, except per share amounts)
Revenue	$1,020,171	$1,421,566	$551,234	$1,020,334
Net income from continuing operations	120,008	(69,414)	16,151	(286,656)
Net income	120,088	(98,394)	16,151	(355,130)

Diluted earnings (loss) per common share from continuing operations	$1.75	$(0.86)	$0.31	$(5.85)
Diluted earnings (loss) per common share	$1.75	$(1.21)	$0.31	$(7.25)
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

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed options	$339,798	$—	$339,798	$—	$—	$339,798
Securities borrowed	1,357,387	—	1,357,387	1,326,220	—	31,167
Receivable from brokers, dealers and clearing organizations (1)	24,366	—	24,366	24,249	—	117
Foreign currency forward contracts	6,913	6,501	412	—	—	412
Futures	8,519	4,369	4,150	—	—	4,150
Total Assets	$1,736,983	$10,870	$1,726,113	$1,350,469	$—	$375,644
Liabilities
Listed options	$252,282	$—	$252,282	$—	$10,924	$241,358
Securities loaned	733,230	—	733,230	726,948	—	6,282
Financial instruments sold under agreements to repurchase	640,950	—	640,950	640,948	—	2
Foreign currency forward contracts	11,515	6,501	5,014	—	—	5,014
Futures	5,263	5,263	—	—	—	—
Swaps	18	—	18	—	—	18
Total Liabilities	$1,643,258	$11,764	$1,631,494	$1,367,896	$10,924	$252,674
(1) Represent reverse repurchase agreements at broker dealer

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed options	$92,305	$—	$92,305	$—	$—	$92,305
Securities borrowed	52,261	—	52,261	50,717	—	1,544
Futures	740	462	278	—	$—	278
Total Assets	$145,306	$462	$144,844	$50,717	$—	$94,127
Liabilities
Listed options	$69,757	$—	$69,757	$—	$1,393	$68,364
Futures	2,497	2,497	—	—	—	—
Total Liabilities	$72,254	$2,497	$69,757	$—	$1,393	$68,364

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”
(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Conformed signature page to the Annual Report on Form 10-K filed by KCG Holdings, Inc. on March 3, 2014

101**
The following financial statements from KCG Holdings, Inc's Annual Report on Form 10-K/A for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Financial Condition at December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Equity for the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2014.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer