Form 10-Q
period 2014-03-31
KCG Holdings, Inc.
filed 2014-05-12
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
At May 8, 2014, the number of shares outstanding of the Registrant’s Class A Common Stock was 125,162,487 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

EXPLANATORY NOTE
On July 1, 2013, Knight Capital Group, Inc. (“Knight”), through a series of transactions (the "Mergers"), merged with GETCO Holding Company, LLC (“GETCO”) to form KCG Holdings, Inc. ("KCG"). The Mergers were consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became a wholly-owned subsidiary of KCG.
All references herein to the "Company", "we", "our" or "KCG" relate solely to KCG and not Knight or GETCO. All references to GETCO relate solely to GETCO Holding Company, LLC and not KCG.
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the three months ended March 31, 2013 comprise the results of GETCO only and the financial results for the three months ended March 31, 2014 comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with the U.S. Securities and Exchange Commission ("SEC"), the Current Reports on Form 8-K filed by KCG on July 1, 2013, August 9, 2013 and November 12, 2013 and other reports or documents KCG files with, or furnishes to, the SEC from time to time.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2014

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$258,297	$86,765
Commissions and fees	112,257	25,499
Interest, net	948	(121)
Investment income and other, net	12,155	2,849
Total revenues	383,657	114,992
Expenses
Employee compensation and benefits	122,319	32,209
Execution and clearance fees	75,501	40,957
Communications and data processing	36,796	20,694
Payments for order flow	22,032	589
Depreciation and amortization	20,103	8,167
Debt interest expense	9,524	473
Collateralized financing interest	6,162	—
Occupancy and equipment rentals	8,285	3,296
Professional fees	5,402	6,725
Business development	1,683	25
Writedown of capitalized debt costs	7,557	—
Writedown of assets and lease loss accrual, net	266	2,238
Other	8,643	4,477
Total expenses	324,273	119,850
Income (loss) from continuing operations before income taxes	59,384	(4,858)
Income tax expense	22,467	1,974
Income (loss) from continuing operations, net of tax	36,917	(6,832)
Loss from discontinued operations, net of tax	(1,253)	—
Net income (loss)	$35,664	$(6,832)
Basic earnings (loss) per common share from continuing operations	$0.32	$(0.15)
Diluted earnings (loss) per common share from continuing operations	$0.31	$(0.15)
Basic loss per common share from discontinued operations	$(0.01)	$—
Diluted loss per common share from discontinued operations	$(0.01)	$—
Basic earnings (loss) per common share	$0.31	$(0.15)
Diluted earnings (loss) per common share	$0.30	$(0.15)
Shares used in computation of basic earnings per common share	115,569	45,452
Shares used in computation of diluted earnings per common share	117,898	45,452

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2014	2013
	(In thousands)
Net income (loss)	$35,664	$(6,832)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities, net of tax	(137)	11,944
Cumulative translation adjustment, net of tax	201	84
Comprehensive income	$35,728	$5,196

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets	(In thousands)
Cash and cash equivalents	$651,096	$674,281
Cash and cash equivalents segregated under federal and other regulations	208,836	183,082
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $549,657 at March 31, 2014 and $552,242 at December 31, 2013:
Equities	2,205,013	2,298,785
Listed options	231,150	339,798
Debt securities	153,176	83,256
Total financial instruments owned, at fair value	2,589,339	2,721,839
Collateralized agreements:
Securities borrowed	1,367,050	1,357,387
Receivable from brokers, dealers and clearing organizations	1,472,860	1,257,251
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	140,874	146,668
Investments	96,369	125,413
Goodwill and Intangible assets, less accumulated amortization	202,280	208,451
Deferred tax asset, net	172,156	172,503
Other assets	129,416	147,322
Total assets	$7,030,276	$6,994,197
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,776,702	$1,851,006
Listed options	193,822	252,282
Debt securities	110,903	57,198
Other financial instruments	639	5,014
Total financial instruments sold, not yet purchased, at fair value	2,082,066	2,165,500
Collateralized financings:
Securities loaned	724,947	733,230
Financial instruments sold under agreements to repurchase	864,985	640,950
Total collateralized financings	1,589,932	1,374,180
Payable to brokers, dealers and clearing organizations	517,580	474,108
Payable to customers	552,119	481,041
Accrued compensation expense	54,591	149,430
Accrued expenses and other liabilities	185,440	173,103
Capital lease obligations	10,101	10,039
Debt	472,259	657,259
Total liabilities	5,464,088	5,484,660
Equity
Class A Common Stock
Shares authorized: 1,000,000 at March 31, 2014 and December 31, 2013; Shares issued: 127,192 at March 31, 2014 and 123,317 at December 31, 2013; Shares outstanding: 125,695 at March 31, 2014 and 122,238 at December 31, 2013	1,272	1,233
Additional paid-in capital	1,331,988	1,306,549
Retained earnings	247,342	211,678
Treasury stock, at cost; 1,497 at March 31, 2014 and 1,079 shares at December 31, 2013	(15,879)	(11,324)
Accumulated other comprehensive income	1,465	1,401
Total equity	1,566,188	1,509,537
Total liabilities and equity	$7,030,276	$6,994,197

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2014
(Unaudited)

	(in thousands)
	Class A Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total Equity
Balance, December 31, 2013 - as reported	123,317	$1,233	$1,306,549	$209,393	(1,079)	$(11,324)	$1,401	$1,507,252
Cumulative effect of change in accounting principle - Footnote 3	—	—	—	2,285	—	—	—	2,285
Balance, December 31, 2013 - as adjusted	123,317	1,233	1,306,549	211,678	(1,079)	(11,324)	1,401	1,509,537
Class A Common Stock repurchased	—	—	—	—	(418)	(4,555)	—	(4,555)
Stock-based compensation	3,875	39	25,439	—	—	—	—	25,478
Unrealized loss on available for sale securities	—	—	—	—	—	—	(137)	(137)
Cumulative translation adjustment	—	—	—	—	—	—	201	201
Net income	—	—	—	35,664	—	—	—	35,664
Balance, March 31, 2014	127,192	$1,272	$1,331,988	$247,342	(1,497)	$(15,879)	$1,465	$1,566,188

The accompanying notes are a n integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities	(In thousands)
Net income (loss)	$35,664	$(6,832)
Loss from discontinued operations, net of tax	(1,253)	—
Income (loss) from continuing operations, net of tax	36,917	(6,832)
Adjustments to reconcile income (loss) from continuing operations, net of tax to net cash provided by (used in) operating activities
Depreciation and amortization	20,103	8,167
Stock and unit-based compensation	17,025	2,918
Gains on investments	(12,738)	(2,814)
Writedown of assets and lease loss accrual, net	266	2,238
Writedown and amortization of debt offering costs	8,766	113
Deferred rent	(68)	—
Operating activities from discontinued operations	(1,253)	—
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(25,754)	—
Financial instruments owned, at fair value	132,500	(28,463)
Securities borrowed	(9,663)	(19,269)
Receivable from brokers, dealers and clearing organizations	(215,609)	(62,656)
Other assets	9,485	2,193
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(83,434)	74,690
Securities loaned	(8,283)	—
Financial instruments sold under agreements to repurchase	224,035	—
Payable to brokers, dealers and clearing organizations	43,472	(18,830)
Payable to customers	71,078	—
Accrued compensation expense	(86,388)	(19,453)
Accrued expenses and other liabilities	12,141	6,400
Net cash provided by (used in) operating activities	132,598	(61,598)
Cash flows from investing activities
Proceeds and distributions from investments	42,365	1,201
Purchases of fixed assets and leasehold improvements	(5,816)	(6,157)
Capitalized software development costs	(2,321)	—
Purchases of investments	(582)	—
Net cash provided by (used in) investing activities	33,646	(4,956)
Cash flows from financing activities
Partial repayment of Credit Agreement	(185,000)	—
Borrowings under capital lease obligations	4,310	—
Principal payments on capital lease obligations	(4,248)	(4,965)
Cost of common stock repurchased	(4,555)	—
Borrowings under secured credit facility	—	25,000
Repayment of secured credit facility	—	(25,000)
Repurchase of members' interest	—	(4,042)
Net cash used in financing activities	(189,493)	(9,007)
Effect of exchange rate changes on cash and cash equivalents	64	84
Decrease in cash and cash equivalents	(23,185)	(75,477)
Cash and cash equivalents at beginning of period	674,281	427,631
Cash and cash equivalents at end of period	$651,096	$352,154
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,577	$1,325
Cash paid for income taxes	$793	$4,234

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of the Business
KCG Holdings, Inc. (collectively with its subsidiaries, "KCG" or the "Company") is a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based electronic market making. KCG has multiple access points to trade global equities, options, fixed income, currencies and commodities via voice or automated execution.
On December 19, 2012, Knight Capital Group, Inc.(“Knight”) and GETCO Holding Company, LLC (“GETCO”) entered into an agreement and plan of merger (as amended and restated on April 15, 2013 the “Merger Agreement”) for a series of strategic business combinations (the “Mergers”). The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO each became a wholly-owned subsidiary of KCG.
The Mergers took place in order to combine the businesses, intellectual capital and resources of the two companies to more successfully compete in the highly regulated and technologically advanced marketplace and to allow for further diversification of each company's revenues from principal and agency trading across asset classes and regions. The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the three months ended March 31, 2013 comprise the results of GETCO only and the financial results for the three months ended March 31, 2014 comprise the results of KCG.
As of March 31, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals to transactions that are executed within this segment, however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) self-directed trading in global equities through a suite of algorithms or via the Company's execution management system; (ii) institutional high touch sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) an institutional spot foreign exchange electronic communication network ("ECN"); (iv) a fixed income ECN that also offers trading applications; (v) an alternative trading system ("ATS") for global equities; and (vi) futures execution and clearing through a futures commission merchant ("FCM").
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Discontinued Operations
Management of the Company from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders, or is no longer core to the Company's strategy, the Company may divest or exit such business.
In July 2013, KCG entered into an agreement to sell to an investor group Urban Financial of America, LLC, formerly known as Urban Financial Group, Inc. (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and residual expenses of Urban's operations and costs of the related sale have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the three months ended March 31, 2014. See Footnote 4 "Discontinued Operations" for further discussion.
2. Merger of GETCO and Knight
Background
Pursuant to the Merger Agreement, each outstanding share of Knight Class A common stock, par value $0.01 per share (“Knight Common Stock”) was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A common stock, par value $0.01 per share (“KCG Class A Common Stock”). Former Knight stockholders received cash payments aggregating $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP") based on, among other factors, the controlling ownership position of the former GETCO unitholders as of the closing of the Mergers. Under the purchase method of accounting, the assets and liabilities of Knight as of July 1, 2013 were recorded at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG for the periods following the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer, the financial results for KCG for the three months ended March 31, 2013 comprise solely the results of GETCO.
Prior to the Mergers, GETCO treated its investment in Knight as an available-for-sale security, which it recorded at fair value, with any gains or losses recorded in other comprehensive income as a component of equity.
All GETCO earnings per share and unit share outstanding amounts in these financial statements have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio as defined in the Merger Agreement. See Footnote 17 "Earnings Per Share" for further discussion.
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
The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at July 1, 2013, the closing date of the Mergers. In the first quarter of 2014, the Company, based upon updated information, recorded purchase accounting adjustments that increased by $0.7 million each the amounts of goodwill and accrued expenses on the Consolidated Statements of Financial Condition. The Company has not yet completed all of its analysis to finalize the allocation of the purchase price to the Knight acquired assets and liabilities. The allocation

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

of the purchase price has been and may be further modified over the measurement period as more information is obtained about the fair values of assets acquired and liabilities assumed.
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
The Company recorded net deferred tax assets of $62.3 million with respect to recording Knight’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of a tax net operating loss ("NOL”) carryforwards and other tax attributes acquired as a result of the Mergers, as described in Footnote 14 “Income Taxes”.
The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Identifiable Net Assets
Cash and cash equivalents	$509,133
Cash and cash equivalents segregated under federal and other regulations	203,045
Financial instruments owned	1,937,929
Securities borrowed	1,158,981
Receivable from brokers, dealers and clearing organizations	1,369,474
Fixed assets and leasehold improvements	80,280
Investments	106,353
Intangible assets	155,425
Assets within discontinued operations	5,607,063
Deferred tax asset, net	62,329
Other assets	141,617
Total Assets	$11,331,629

Financial instruments sold, not yet purchased	$1,512,983
Collateralized financings	1,166,211
Payable to brokers, dealers and clearing organizations	635,914
Payable to customers	527,918
Accrued compensation expense	107,409
Accrued expenses and other liabilities	127,204
Liabilities within discontinued operations	5,518,168
Long-term debt	375,000
Total Liabilities	$9,970,807

Total identified assets acquired, net of assumed liabilities	1,360,822

Goodwill	12,312

Total Purchase Price	$1,373,134
Goodwill has been primarily assigned to the Market Making segment of the Company. None of the goodwill is expected to be deductible for tax purposes; however, as described in Tax treatment of the Mergers above, Knight’s tax basis in its assets, including certain goodwill, has carried over to the Company as a result of the Mergers.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Amounts preliminarily allocated to intangible assets and goodwill, and the amortization period for intangible assets with finite useful lives, were as follows (dollars in thousands):

		Amortization
	Amount	Years
Technology	$110,504	5 years
Customer relationships	35,000	9 - 11 years
Trade names	4,000	10 years
Trading rights (1)	5,921	7 years
Intangible assets	155,425
Goodwill	12,312
Total	$167,737

(1)	Trading rights include both assets with a finite useful life and assets with an indefinite useful life. The 7 years amortization period only applies to assets with a finite useful life.
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
Change in accounting principle
As discussed in Footnote 9 "Investments", during the first quarter of 2014 the Company changed its method of accounting for its investment in BATS Global Markets, Inc. ("BATS") following the merger of BATS and Direct Edge Holdings LLC ("Direct Edge").
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statement of Operations for the three months ended March 31, 2013 has been adjusted to increase Investment income and other, net by $2.4 million.
During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
Cash and cash equivalents
Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.
Cash and cash equivalents segregated under federal and other regulations
The Company maintains custody of customer funds and is obligated by rules and regulations mandated by the U.S. Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and cash equivalents segregated under federal and other regulations approximate fair value.

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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Interest Income	$3,351	$987
Interest Expense	(2,403)	(1,108)
Interest, net	$948	$(121)
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenue, net on the Consolidated Statements of Operations. Trading revenue, net includes dividend income and expense as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Dividend Income	$9,783	$502
Dividend Expense	$(7,575)	$(416)
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
(Unaudited)

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
Investments
Investments primarily comprise strategic noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These strategic investments are accounted for under either the equity method, at cost or at fair value. The equity method of accounting is used when the Company has significant influence. Strategic investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence on operating and financial policies of the investee. Strategic investments with a readily determinable fair value are held at fair value.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Foreign currency translation and foreign currency forward contracts
The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. Effective January 1, 2014, one of the Company's U.K. subsidiaries changed its functional currency from British pounds to U.S. dollars. The Company has a subsidiary in India that utilizes the Indian rupee as its functional currency.
Assets and liabilities of this Indian subsidiary are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive Income.
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2014 and 2013, the Company recorded losses on foreign currency transactions of $0.8 million and $0.6 million, respectively.
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
The Company applies a non-substantive vesting period approach for stock-based awards related to KCG Class A Common Stock whereby the expense is accelerated for those employees and directors that receive options, stock appreciation rights ("SARs") and restricted stock units ("RSUs") and are eligible to retire prior to the vesting of such awards.
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
Lease loss accrual
The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of projected sub-lease income upon the date the Company ceases to use the excess real estate. Such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual.

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
Recently adopted accounting guidance
In March 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU was effective for reporting periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an ASU to clarify the financial statement presentation of an unrecognized tax benefit when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU was effective for reporting periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In April 2014, the FASB issued an ASU which changes the criteria for determining which disposals are required to be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4. Discontinued Operations
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and, as a result, the residual expenses of Urban's operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three months ended March 31, 2014.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

For the three months ended March 31,
2014
Additional Loss on Sale	$(1,312)

Expenses:
Compensation	$46
Other expenses	662
Total Expenses	708
Pre-tax loss from discontinued operations	(2,020)
Income tax benefit	767
Loss from discontinued operations, net of tax	$(1,253)
5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s FCM business and consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents segregated under federal or other regulations	$208,836	$183,082
Receivables from brokers, dealers and clearing organizations (1)	317,059	304,294
Total assets segregated or held in separate accounts under federal or other regulations	$525,895	$487,376
(1) Segregated assets included within Receivables from brokers, dealers and clearing organizations comprise cash and cash equivalents and U.S. government obligations primarily held as deposits with exchange clearing organizations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

6.    Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,205,013	$—	$—	$2,205,013
Listed options	231,150	—	—	231,150
U.S. government and Non-U.S. government obligations (2)	97,676	—	—	97,676
Corporate debt	55,500	—	—	55,500
Total Financial instruments owned, at fair value	2,589,339	—	—	2,589,339
Securities on deposit with clearing organizations (3)	200,004	—	—	200,004
Investment in CME Group (4)	3,703	—	—	3,703
Deferred compensation investments (4)	—	718	—	718
Investment in Deephaven Funds (4)	—	1,257	—	1,257
Total assets held at fair value	$2,793,046	$1,975	$—	$2,795,021
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,776,702	$—	$—	$1,776,702
Listed options	193,822	—	—	193,822
U.S. government obligations (2)	48,233	—	—	48,233
Corporate debt	62,670	—	—	62,670
Foreign currency forward contracts	—	639	—	639
Total liabilities held at fair value	$2,081,427	$639	$—	$2,082,066

(1)	Equities of $736.5 million have been netted by their respective long and short positions by CUSIP number.

(2)	U.S. Government Obligations of $0.4 million have been netted by their respective long and short positions by CUSIP number.

(3)
Securities on deposit with clearing organizations consist of U.S. government obligations and are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(4)	Investment in CME Group, Deferred compensation investments and Investment in Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,298,785	$—	$—	$2,298,785
Listed options	339,798	—	—	339,798
U.S. government obligations and corporate bonds	40,053	—	—	40,053
Corporate debt	43,203	—	—	43,203
Total Financial instruments owned, at fair value	2,721,839	—	—	2,721,839
Securities on deposit with clearing organizations (2)	170,235	—	—	170,235
Investment in CME Group (3)	3,925	—	—	3,925
Deferred compensation investments (3)	—	117	—	117
Investment in Deephaven Funds (3)	—	1,958	—	1,958
Total assets held at fair value	$2,895,999	$2,075	$—	$2,898,074
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,851,006	$—	$—	$1,851,006
Listed options	252,282	—	—	252,282
U.S. government obligations	15,076	—	—	15,076
Corporate debt	42,122	—	—	42,122
Foreign currency forward contracts	—	5,014	—	5,014
Total liabilities held at fair value	$2,160,486	$5,014	$—	$2,165,500
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
As of March 31, 2014 and December 31, 2013 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
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
The Company’s foreign currency forward contracts, deferred compensation investments and remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At March 31, 2014, the Company had foreign currency forward contracts with a notional value of 427.2 million Indian Rupees ($6.2 million U.S. dollars) that are used to hedge the Company’s investment in its Indian subsidiary. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

dealer quotations. These foreign currency forward contracts do not qualify as net investment hedges and any gains and losses are recorded in Investment income and other, net on the Consolidated Statement of Operations.
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
The amounts and positions included in the tables below for futures contracts are classified as Level 1 and swaps and forward contracts are classified as Level 2 in the fair value hierarchy.

The following tables summarize the fair value of derivative instruments and futures contracts trading activities in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (fair value and gain (loss) in thousands):

		March 31, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	$107	315	$103	826
Forward contracts	Financial instruments sold, not yet purchased, at fair value	433	1	1,072	1
Equity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	1,300	2,146	1,739	2,802
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	231,150	691,862	193,822	679,822
Fixed income
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	2,339	15,417	1,440	18,489
Commodity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	1,732	4,323	1,933	4,229
Total		$237,061	714,064	$200,109	706,169

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2013
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	$89	892	$142	533
Forward contracts	Other assets	6,913	1	6,501	1
Forward contracts(1)	Financial instruments sold, not yet purchased, at fair value	—	—	5,014	1
Equity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	223	1,069	1,089	1,046
Swap contracts	Receivables from/Payables to brokers, dealers and clearing organizations	—	—	18	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	339,798	730,020	252,282	755,947
Fixed income
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	4,815	18,280	2,259	15,202
Commodity
Futures contracts	Receivables from/Payables to brokers, dealers and clearing organizations	3,392	10,629	1,773	3,806
Total		$355,230	760,891	$269,078	776,537

(1)	Designated as hedging instrument.

		Gain (Loss) Recognized
	Financial Statements	For the three months ended March 31,
	Location	2014	2013
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$2,842	$2,571
Forward contracts	Trading revenues, net	432	—
Equity
Futures contracts	Trading revenues, net	8,737	9,666
Swap contracts	Trading revenues, net	1,282	4,058
Listed options (1)	Trading revenues, net	(73,876)	17,161
Fixed income
Futures contracts	Trading revenues, net	8,829	20,024
Commodity
Futures contracts	Trading revenues, net	13,570	11,388
		$(38,184)	$64,868
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$168	$—

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

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral

Assets
Listed options	$231,150	$—	$231,150	$—	$—	$231,150
Securities borrowed	1,367,050	—	1,367,050	1,336,102	—	30,948
Receivable from brokers, dealers and clearing organizations (1)	41,315	$—	41,315	41,315	$—	—
Foreign currency forward contracts	433	$433	—	—	$—	—
Futures	5,478	$4,175	1,303	—	$—	1,303
Total Assets	$1,645,426	$4,608	$1,640,818	$1,377,417	$—	$263,401
Liabilities
Listed options	$193,822	$—	$193,822	$—	$16,675	$177,147
Securities loaned	724,947	—	724,947	716,348	—	8,599
Financial instruments sold under agreements to repurchase	864,985	—	864,985	864,977	—	8
Foreign currency forward contracts	1,072	433	639	—	639	—
Futures	5,215	5,215	—	—	—	—
Total Liabilities	$1,790,041	$5,648	$1,784,393	$1,581,325	$17,314	$185,754
(1) Represents reverse repurchase agreements at broker dealer.

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral

Assets
Listed options	$339,798	$—	$339,798	$—	$—	$339,798
Securities borrowed	1,357,387	—	1,357,387	1,326,220	—	31,167
Receivable from brokers, dealers and clearing organizations (1)	24,366	—	24,366	24,249	—	117
Foreign currency forward contracts	6,913	6,501	412	—	—	412
Futures	8,519	4,369	4,150	—	—	4,150
Total Assets	$1,736,983	$10,870	$1,726,113	$1,350,469	$—	$375,644
Liabilities
Listed options	$252,282	$—	$252,282	$—	$10,924	$241,358
Securities loaned	733,230	—	733,230	726,948	—	6,282
Financial instruments sold under agreements to repurchase	640,950	—	640,950	640,948	—	2
Foreign currency forward contracts	11,515	6,501	5,014	—	—	5,014
Futures	5,263	5,263	—	—	—	—
Swaps	18	—	18	—	—	18
Total Liabilities	$1,643,258	$11,764	$1,631,494	$1,367,896	$10,924	$252,674
(1) Represents reverse repurchase agreements at broker dealer.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

7.    Collateralized Transactions
The Company receives financial instruments as collateral in connection with securities borrowed and financial instruments purchased under agreements to resell. Such financial instruments generally consist of equities, convertible securities and obligations of the U.S. Government, but may also include obligations of federal agencies, foreign governments and corporations. In most cases the Company is permitted to deliver or repledge these financial instruments in connection with securities lending, other secured financings or for meeting settlement obligations.
The table below presents financial instruments at fair value received as collateral and included within Securities borrowed or Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving party (in thousands):

	March 31, 2014	December 31, 2013
Collateral permitted to be delivered or repledged	$1,369,805	$1,315,803
Collateral that was delivered or repledged	1,276,689	1,231,468
Collateral permitted to be further repledged by the receiving counterparty	178,549	142,938
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
The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2014	December 31, 2013
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$549,657	$552,242
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	932,885	676,956

8.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Receivable:
Clearing organizations and other	$856,658	$750,440
Assets segregated or held in separate accounts under federal or other regulations	317,059	304,294
Securities failed to deliver	299,143	202,517
Total Receivable	$1,472,860	$1,257,251
Payable:
Clearing organizations and other	$387,774	$425,196
Securities failed to receive	129,806	48,912
Total Payable	$517,580	$474,108
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

9.    Investments
Investments comprise strategic investments and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Strategic investments:
Investments accounted for under the equity method	$81,738	$110,460
Investments held at fair value	3,703	3,925
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,953	8,953
Total Strategic investments	94,394	123,338
Deferred compensation investments	718	117
Investment in Deephaven Funds	1,257	1,958
Total Investments	$96,369	$125,413
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded in Other comprehensive income.
Merger of BATS and Direct Edge
In January 2014, BATS and Direct Edge, each of whose equity the Company held as an investment, completed their previously announced merger into BATS. Prior to the merger, the Company accounted for its investment in BATS under the cost method and accounted for its investment in Direct Edge under the equity method. Following the merger, the Company owns 16.7% of the overall equity of BATS and holds 19.9% of the voting equity and a board seat. Based on these facts, the Company will account for its interest in BATS under the equity method. This change in accounting principle is applied retrospectively and, as such, the Company will present its financial results for all prior periods with BATS accounted for under the equity method. See Footnote 3 "Significant Accounting Policies" for a discussion of the effect of this retrospective adjustment.
The Company received approximately $41.7 million from the aggregate distributions paid by BATS and Direct Edge at or around the close of the merger, which the Company recorded as a return of capital under the equity method of accounting.
During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
As discussed in Footnote 2 "Merger of GETCO and Knight", as a result of the Mergers, $155.4 million and $12.3 million in identifiable intangible assets and goodwill, respectively, were recorded by the Company on the date of the Mergers.
No events occurred in the three months ended March 31, 2014 or 2013 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In December 2013, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s goodwill by segment (in thousands):

	March 31, 2014	December 31, 2013
Market Making	$16,075	$16,075
Global Execution Services	881	881
Total	$16,956	$16,956
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from three to 10 years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at March 31, 2014 and December 31, 2013 is approximately six years.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	March 31, 2014	December 31, 2013
Market Making
Technology	$52,244	$53,315
Trading rights	47,230	48,920
Total	99,474	102,235
Global Execution Services
Technology	36,983	38,682
Customer relationships	32,417	33,278
Trade names	3,700	3,800
Total	73,100	75,760
Corporate and Other
Technology	12,750	13,500
Consolidated Total	$185,324	$191,495

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		March 31, 2014	December 31, 2013
Technology (1)	Gross carrying amount	$123,222	$120,346
	Accumulated amortization	(21,245)	(14,849)
	Net carrying amount	101,977	105,497
Trading rights (2)	Gross carrying amount	61,897	62,450
	Accumulated amortization	(14,667)	(13,530)
	Net carrying amount	47,230	48,920
Customer relationships (3)	Gross carrying amount	35,000	35,000
	Accumulated amortization	(2,583)	(1,722)
	Net carrying amount	32,417	33,278
Trade names (4)	Gross carrying amount	4,000	4,000
	Accumulated amortization	(300)	(200)
	Net carrying amount	3,700	3,800
Total	Gross carrying amount	224,119	221,796
	Accumulated amortization	(38,795)	(30,301)
	Net carrying amount	$185,324	$191,495

(1)	The weighted average remaining life for technology, including capitalized software, is approximately 4 years as of March 31, 2014 and December 31, 2013.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives is approximately 8 years as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, $7.1 million and $7.6 million, respectively, of trading rights have indefinite useful lives.

(3)
Customer relationships relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life is approximately 10 years as of March 31, 2014 and December 31, 2013. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life is approximately 9 and 10 years as of March 31, 2014 and December 31, 2013, respectively.
The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended March 31,
	2014	2013
Amortization expense	$8,494	$1,380
As of March 31, 2014, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the nine months ended December 31, 2014	$26,476
For the year ended December 31, 2015	33,544
For the year ended December 31, 2016	32,046
For the year ended December 31, 2017	30,396
For the year ended December 31, 2018	19,396

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

11.    Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	117,259	116,673	117,259	118,432
Senior Secured Notes	305,000	327,494	305,000	320,823
First Lien Credit Facility	50,000	50,000	235,000	235,000
Total Debt	$472,259	$494,167	$657,259	$674,255
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

•
Each holder of the Convertible Notes had the right to deliver a “Fundamental Change Repurchase Notice ” requiring the Company to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
The Company deposited with the paying agent an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent such Convertible Notes will cease to be outstanding.

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of March 31, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of March 31, 2014 and December 31, 2013, $117.3 million of the Convertible Notes were outstanding.
Debt incurred in connection with Mergers
In connection with the Mergers, KCG entered into a series of debt financing transactions. Described below are the details of these transactions.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Senior Secured Notes
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.250% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended and supplemented, the "Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of March 31, 2014, the Company was in compliance with the covenants.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, (the "Senior Secured Notes Registration Rights Agreement") between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes, (ii) issue in exchange for the Senior Secured Notes a new series of exchange notes within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will begin to accrue and be payable on the Senior Secured Notes.
In October 2013, the Company received consents from holders ("Holders") of 99.7% of the aggregate principal amount of the Senior Secured Notes outstanding to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the Guarantors. As a result, the Company entered into the Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provided for a future uncommitted incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement. For the three months ended March 31, 2014, there were no borrowings made against the $50.0 million first lien senior secured revolving credit facility.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum. As of March 31, 2014, the interest rate was 5.75% per annum.
The First Lien Credit Facility matures on December 5, 2017. The First Lien Credit Facility requires an amortization payment of $235.0 million on July 1, 2014 followed by quarterly amortization payments of $7.5 million on each September 30, December 31, March 31 and June 30, with the balance due on maturity.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In connection with the consent solicitation and the Third Supplemental Indenture, the Company entered into an amendment to its Credit Agreement (the "Credit Agreement Amendment") with the consent of the requisite percentage of lenders under its First Lien Credit Facility. The Credit Agreement Amendment permits the Company to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility from time to time for a period of 60 days following the effective date of the Credit Agreement Amendment out of the cash set aside in the Collateral Account under the sole dominion and control of the collateral agent under the First Lien Credit Facility for repayments of the Convertible Notes, after which period the remaining cash in the Collateral Account will be required to be used to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. On October 23, 2013, as permitted by the Credit Agreement Amendment, the Company applied 100% of the $117.3 million cash set aside in the Collateral Account to prepay a portion of the principal amount of borrowings under the First Lien Credit Facility. The Credit Agreement Amendment also permits the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
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
In 2013, the Company repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million was drawn from $117.3 million in cash held in the Collateral Account and the remainder of the $300.0 million was paid out of available cash including proceeds from the sale of Urban. In conjunction with these payments, the Company wrote down $13.2 million of its capitalized debt costs associated with the Credit Agreement.
During the first quarter of 2014, the Company repaid $185.0 million of principal of the First Lien Credit Facility out of available cash leaving a balance due under the First Lien Credit Facility of $50.0 million as of March 31, 2014. In conjunction with these payments, the Company wrote down $7.6 million of its capitalized debt costs associated with the Credit Agreement.
Subsequent to March 31, 2014, the Company made a final $50.0 million principal repayment under the First Lien Credit Facility. With the repayment, the First Lien Credit Facility was fully repaid and the Credit Agreement was terminated. See Footnote 22 "Subsequent Events" for further discussion.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”), and Knight Capital Americas LLC ("KCA"), each of which are wholly-owned broker dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the "KCGA Facility Agreement”) with a consortium of banks and financial institutions. The KCGA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
The KCGA Facility Agreement comprises two classes of revolving loans in a total committed amount of $450.0 million, together with a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “KCGA Revolving Facility”): Borrowing Base A and Borrowing Base B. The KCGA Revolving Facility also provides for

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

a future increase of the revolving credit facility of up to $300.0 million to a total of $750.0 million on certain terms and conditions.
The KCGA Revolving Facility was amended on October 24, 2013 to permit OCTEG to be removed as a borrower under the KCGA Revolving Facility. As of January 1, 2014, OCTEG was merged with and into KCA and KCA was renamed KCG Americas LLC ("KCGA").
Borrowings under the KCGA Revolving Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of March 31, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation.
The borrower is being charged a commitment fee at a rate of 0.35% per annum on the average daily amount of the unused portion of the KCGA Facility Agreement.
The loans under the KCGA Facility Agreement will mature on June 6, 2015. The KCGA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by KCGA, any of their respective subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of March 31, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Interest expense	$9,416	$473
Amortization of debt issuance cost (1)	8,766	103
Commitment fee (1)	397	309
Total	$18,579	$885

(1)
$7.6 million of the amortization of debt issuance costs is included in Writedown of debt issuance costs while $1.6 million which includes the remaining amortization of debt issuance costs and the commitment fee is included in Other expense. The writedown amount was incurred as a result of the $185.0 million repayment of the First Lien Credit Facility.

12.    Related Parties
In the normal course of business the Company interacts with Jefferies LLC (together with certain of its affiliates, “Jefferies”), BATS and, prior to its merger with BATS, Direct Edge, each of which is considered to be a related party as of March 31, 2014, and in the case of BATS only, as of March 31, 2013.  As of March 31, 2014, Jefferies was the beneficial owner of more than 10 percent of KCG’s Class A Common Stock and KCG owned more than 10 percent of the equity of BATS.  Following the Mergers and prior to Direct Edge's merger with BATS in January 2014, KCG owned

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

more than 10 percent of the equity of Direct Edge.  Neither Jefferies nor Direct Edge was a related party as of March 31, 2013.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates (in thousands):

	For the three months ended March 31,
Statement of Operations	2014	2013
Revenues
Commissions and fees	$5,146	$—
Trading revenues, net	814	—
Interest, net	188	—
Total revenues from related parties	$6,148	$—
Expenses
Execution and clearance fees(1)	$(4,292)	$(4,894)
Interest expense	159	—
Other expense	400	—
Total expenses incurred with respect to related parties	$(3,733)	$(4,894)
(1)    Represents net volume based fees received from providing liquidity to related trading venues.

Statements of Financial Condition	March 31, 2014	December 31, 2013
Assets
Securities borrowed	$47,107	$57,732
Receivable from brokers, dealers and clearing organizations	95,089	20,826
Other assets	—	277
Liabilities
Securities loaned	$10,731	$116,062
Payable to brokers, dealers and clearing organizations	98,389	17,820
Accrued expenses and other liabilities	3,664	179
In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
13.    Stock-Based Compensation
KCG Equity Incentive Plan
The Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was established to provide long-term incentive compensation to employees and directors of the Company. As a result of the Mergers, on July 1, 2013, this plan was assumed by KCG and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan ("the KCG Plan"). As of March 31, 2014, there were approximately 33.0 million shares authorized for issuance under the KCG Plan (subject to adjustment as provided under the KCG Plan).
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
As a result of the Mergers, each Knight restricted share granted after December 19, 2012 and each outstanding Knight RSU was replaced with a KCG restricted share or RSU, as applicable, in respect of one third of a share of common stock of KCG (rounded to the nearest whole share). Knight restricted share and RSU awards granted on or prior to December 19, 2012 (except for RSUs subject to performance-based vesting conditions) automatically vested upon the completion of the Mergers. Knight awards granted after December 19, 2012 (and RSUs granted on or prior to December 19, 2012 that were subject to performance-based vesting conditions) continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.
Restricted Shares and Restricted Stock Units
Eligible employees and directors may receive restricted shares and/or RSUs (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years and are subject to accelerated vesting, or continued vesting, following certain termination circumstances, in accordance with the applicable award documents and employment agreements between the Company and the participant. For certain restricted awards, the Company has the right to fully vest employees and directors upon retirement and in certain other circumstances.
The Company measures compensation cost related to restricted awards based on the fair value of KCG Class A Common Stock at the date of grant. Compensation expense from continuing operations relating to restricted awards, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

For the three months ended March 31,
2014
Stock award compensation expense	$16,238
Income tax benefit	6,170
The following table summarizes restricted awards activity for the three months ended March 31, 2014 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2013	8,420	$10.71
Granted	4,022	11.08
Vested	(977)	11.08
Forfeited	(147)	13.04
Outstanding at March 31, 2014	11,318	$10.78
There is $85.5 million of unamortized compensation related to unvested RSUs outstanding at March 31, 2014. The cost of these unvested RSUs is expected to be recognized over a weighted average life of 2.2 years.
Stock Options and Stock Appreciation Rights

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s policy is to grant options for the purchase of shares of KCG Class A Common Stock and SARs to purchase or receive the cash value of shares of KCG Class A Common Stock, in each case with an exercise price not less than the market value of KCG Class A Common Stock on the grant date. Options and SARs generally vest ratably over a three year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable award agreement. Options and SARs are subject to accelerated vesting, or continued vesting following certain termination circumstances, in accordance with the applicable award agreements and employment agreements between the Company and the participant. Options and SARs are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon option exercises by its employees and directors. The Company may issue new shares or provide a cash payment upon SARs exercises by its employees.
The fair value of each option and SAR granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options and SARs are granted with exercise prices equal to or greater than the market value of the Company’s common stock at the date of grant as defined by the stock plans. The principal assumptions utilized in valuing options and SARs and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option or SAR; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option and SAR characteristics, including the effect of employee terminations. There were no stock options granted during the three months ended March 31, 2014 and 2013.
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax benefit on the Consolidated Statements of Operations are as follows (in thousands):

For the three months ended March 31,
2014
Stock option and SAR compensation expense	$961
Income tax benefit	365

The following table summarizes stock option and SAR activity and stock options exercisable for the three months ended March 31, 2014 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2013 (1)	4,967	$18.45
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(78)	40.32
Outstanding at March 31, 2014 (1)	4,889	$18.10	$3,372	4.05
Exercisable at March 31, 2014	565	$40.38	$—	2.25
Available for future grants at March 31, 2014 (2)	15,775
(1) Includes 1.7 million of SARs.
(2) Represents both options and awards available for grant.

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the three months ended March 31, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

There is $6.1 million of unamortized compensation related to unvested stock options and SARs outstanding at March 31, 2014. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.6 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits. Given that the units vested in connection with the Mergers, the Company fully amortized the units as of June 30, 2013. Deferred compensation payable at March 31, 2014 and December 31, 2013 related to incentive units was $3.5 million and $3.8 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the three months ended March 31, 2014 (units in thousands):

Vested
Incentive units at December 31, 2013	49
Issued	—
Vested	—
Exercised	(4)
Canceled	—
Incentive units at March 31, 2014	45
Class B units
Prior to the Mergers, GETCO granted membership unit awards to employees in the form of Class B units. The Class B units were valued based on the same methodology used to value the GETCO incentive units. Prior to 2012, these non-voting units vested in full three years from the grant date, provided certain conditions of employment and performance were met by the employee. In 2012, GETCO changed the vesting of units granted in 2012 to annual vesting of one-third of the units over a three year period. Upon termination of employment, GETCO had the option to repurchase all or a portion of the units granted within six months. The purchase price for the unvested units was determined as a percentage of grant date fair value. GETCO classified these unit awards as equity as the employees received full membership rights with respect to allocation of income and participation in member distributions. In connection with the Mergers, all outstanding unvested Class B units vested on June 25, 2013.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended March 31,
	2014	2013
Class B and E units	$—	$2,918
Incentive units	(174)	409
Total	$(174)	$3,327
14.   Income Taxes
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
As a result of the Company becoming subject to U.S. corporate income taxes, the Company also recorded, upon the closing of the Mergers on July 1, 2013, a nonrecurring $103.5 million deferred tax benefit and corresponding deferred tax asset relating to GETCO's existing tax attributes. This deferred tax asset primarily relates to differences between GETCO’s book and tax bases in its intangible assets and its strategic investments.
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the three months ended March 31,
	2014	2013

U.S. federal statutory income tax (benefit) expense	$20,784	$(1,700)
Income not subject to U.S. corporate income tax	—	1,745
U.S. state and local income taxes, net of U.S. federal income tax effect	1,280	226
Nondeductible expenses (1)	203	38
Foreign taxes	63	1,798
Other, net	137	(133)
Income tax expense	$22,467	$1,974
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
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its federal deferred tax assets in the future, and therefore no valuation allowance has been recorded at March 31, 2014. Management believes that positive evidence including the Company's history of sustainable profitability, actual profitability for the first quarter of 2014, and its forecasts of future profitability outweighs the negative evidence. The Company has recorded a full valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Included in the Company’s deferred tax assets are benefits associated with NOL carryforwards generated by Knight in periods prior to the Mergers. At March 31, 2014, the Company had projected overall U.S. federal NOL carryforwards of $194.5 million of which $89.0 million resulted from the acquisition of Knight. The Company recorded a related deferred income tax asset for $68.1 million and an offsetting valuation allowance of $6.8 million at March 31, 2014, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. The Company did not have any NOLs or related deferred tax assets at March 31, 2013.
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
At March 31, 2014 the Company recorded a valuation allowance for substantially all of its state and local NOL carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At March 31, 2014, the Company had non-U.S. NOL carryforwards of $86.4 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.1 million for these NOL carryforwards as of March 31, 2014, along with an offsetting U.S. federal deferred tax liability of $18.9 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely. At March 31, 2014, the Company had tax credit carryforwards which were generated by Knight in periods prior to the Mergers, general business credit carryforwards of $2.5 million and alternative minimum tax credit carryforwards $6.8 million.
At March 31, 2014, the Company had $1.5 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. The Company had no such unrecognized tax benefits at March 31, 2014.
As of March 31, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through July 1, 2013, and to non U.S. income tax examinations for the tax years 2007 through 2012. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through July 1, 2013. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Debt interest expense and Interest, net, on the Consolidated Statements of Operations.
15. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three months ended March 31, 2014 and 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$36	$1,365	$1,401
Other comprehensive income (loss)	(137)	201	64
Balance March 31, 2014	$(101)	$1,566	$1,465

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$114,319	$—	$114,319
Other comprehensive income	11,944	84	12,028
Balance March 31, 2013	$126,263	$84	$126,347
For the three months ended March 31, 2013, the Company recorded $11.9 million in unrealized gains related to GETCO's investment in Knight prior to the Mergers.
16. Writedowns and Other Charges
Writedown of capitalized deal costs
During the first quarter of 2014, the Company made $185.0 million in principal repayments under the Credit Agreement. As a result, $7.6 million in capitalized deal costs were written down.
Lease loss accrual
For the three months ended March 31, 2014 , the Company recorded a $0.3 million net lease loss accrual related to excess real estate capacity.
Writedown of assets
For the three months ended March 31, 2013, the Company recorded $2.2 million in writedown of assets primarily related to leasehold improvements and fixed assets in connection with the shut down of the Company's Hong Kong office.
17. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income (loss) from continuing operations by the weighted average shares of KCG Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and warrants were exercised and restricted awards were to vest.
The number of such options, warrants and SARs excluded was approximately 28.4 million for the three months ended March 31, 2014. Such options, warrants and SARS were excluded from the calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of KCG Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014		2013
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$36,917	115,569	$(6,832)	45,452
Effect of dilutive stock based awards		2,329		—
Income from continuing operations and shares used in diluted calculations	$36,917	117,898	$(6,832)	45,452
Basic earnings per common share from continuing operations		$0.32		$(0.15)
Diluted earnings per common share from continuing operations		$0.31		$(0.15)
Prior to the Mergers, GETCO units comprised preferred and common units, and net income was allocated among the various classes of units based upon participation rights in undistributed earnings. The number of shares used to calculate EPS for 2013 are GETCO units converted into KCG shares using an exchange ratio as detailed in the Merger Agreement.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

18. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded three months ended March 31, 2014 or 2013.
19. Commitments and Contingent Liabilities
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
As previously disclosed in Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in KCA sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Knight has since been named as a defendant in two putative class action complaints (one of which was voluntarily dismissed) and one derivative lawsuit, all of which relate to the technology issue. Knight has also received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the "August 6, 2012 recapitalization").
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
Legal
Litigation Related to the August 1, 2012 Technology Issue
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey, Case No. 2:12-cv-06760. Generally, this putative class action complaint alleged that the defendants made material misstatements

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a purported class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint, which was fully briefed as of August 2013. Before the court rendered a decision on the motion to dismiss, the plaintiff filed a second amended complaint on December 20, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. More specifically, the plaintiff referred to KCA's October 2013 settlement with the SEC and alleged that the defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between May 10, 2011 and August 1, 2012 paid an inflated price. The defendants filed a motion to dismiss the second amended complaint on February 18, 2014, and the motion is scheduled to be fully briefed by June 5, 2014.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Trading Litigation
On April 18, 2014, KCG and 40 other market participants were named as defendants in a purported class action complaint entitled City of Providence v. BATS Global Markets, Inc. et al., 14-cv-2811, in the U.S. District Court for the Southern District of New York on behalf of public stockholders who purchased and/or sold stock in the United States during the period from on and after April 18, 2009 on a U.S.-based public stock exchange or alternative trading venue. Generally, the complaint alleges that defendants engaged in manipulative, self-dealing and deceptive conduct in connection with the trading of securities. The claims are made pursuant to Sections 10b and 20A and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks, among other things, equitable and injunctive relief, as well as unspecified compensatory damages, restitution and disgorgement. On May 2, 2014, a second lawsuit, American European Insurance Co. v. BATS Global Markets, Inc. et al., 14-cv-3133, was filed in the same court on behalf of the same purported class of public stockholders containing substantially similar allegations and seeking similar relief.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its business activities. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In addition, there has been an increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, high frequency trading, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company recently received an information request from the SEC requesting, among other items, information regarding these market structure matters, to which the Company is in the process of responding.
Lease and Contract Obligations
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At March 31, 2014, the obligations have a weighted-average interest rate of 4.08% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at March 31, 2014 consist of (in thousands):

Minimum Payments
Nine months ending December 31, 2014	$6,341
2015	3,054
2016	982
2017	164
Total	$10,541
The total interest expense related to capital leases for the three months ended March 31, 2014, and 2013 included in the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Interest expense - Capital leases	$88	$250
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $5.1 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of March 31, 2014, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Nine months ending December 31, 2014	$22,775	$3,157	$19,618
Year ending December 31, 2015	29,525	4,914	24,611
Year ending December 31, 2016	29,183	4,850	24,333
Year ending December 31, 2017	27,640	4,426	23,214
Year ending December 31, 2018	26,796	2,720	24,076
Thereafter through December 31, 2027	82,676	12,521	70,155
Total	$218,595	$32,588	$186,007
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At March 31, 2014, the Company had provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

obligations. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
20.    Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
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
The Company, through its FCM, also provides execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at March 31, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time.
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
21.    Business Segments
As of March 31, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, foreign currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, institutions and banks. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities DMM on the NYSE and NYSE Amex. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and AIM of the London Stock Exchange.
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals to transactions that are executed within this segment, however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points: (i) self-directed trading in global equities

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

through a suite of algorithms or via an execution management system; (ii) institutional high touch sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) an institutional spot foreign exchange ECN; (iv) a fixed income ECN that also offers trading applications; (v) an ATS for global equities; and (vi) futures execution and clearing through a FCM.
The Corporate and Other segment principally invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended March 31, 2014:
Revenues	$277,346	$87,220	$19,091	$383,657
Pre-tax earnings	76,032	2,016	(18,664)	59,384
Total assets	3,931,292	1,264,245	1,834,739	7,030,276
For the three months ended March 31, 2013
Revenues	$102,067	$9,274	$3,651	$114,992
Pre-tax earnings	5,887	(1,827)	(8,918)	(4,858)
Total assets	1,434,354	29,448	261,119	1,724,921
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in any prior period financial results. For the three months ended March 31, 2014 debt interest expense included in the results of the Market Making and Global Execution Services was $7.2 million and $2.4 million, respectively.
22.    Subsequent Events
Principal repayment under Credit Agreement
On April 15, 2014, the Company made a final $50.0 million principal repayment under the First Lien Credit Facility and will record an additional $2.0 million in writedown of capitalized debt costs in the second quarter of 2014. With the repayment, the Company has fully repaid the $535.0 million First Lien Credit Facility entered into on July 1, 2013 and terminated the Credit Agreement ahead of its December 5, 2017 maturity date.
Stock repurchase program
On May 1, 2014, the Board of Directors of the Company approved a program to repurchase up to a total of $150.0 million of shares of the Company's outstanding KCG Class A Common Stock and KCG Warrants, subject to compliance with the covenants contained in the Company’s debt agreements. Under the repurchase program, the Company may repurchase KCG Class A Common Stock or KCG Warrants from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases of shares may also be made under a Rule 10b5-1 plan. The size of the program is based on the maximum amount of repurchases currently permitted under covenants contained in the Senior Secured Notes. The timing and amount of repurchase transactions will be based on market conditions, share price, legal requirements and other factors. The program has no expiration date and may be suspended, modified or discontinued at any time without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Explanatory Note
On July 1, 2013, Knight Capital Group, Inc. (“Knight”), through a series of transactions (the "Mergers"), merged with GETCO Holding Company, LLC (“GETCO”) to form KCG Holdings, Inc. ("KCG" or the "Company"). The Mergers were consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became a wholly-owned subsidiary of KCG.
All references herein to the "Company", "we", "our" or "KCG" relate solely to KCG and not Knight. All references to "GETCO" relate solely to GETCO and not KCG.
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the three months ended March 31, 2013 comprise the results of GETCO only and the financial results for the three months ended March 31, 2014, comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.
For additional information relating to the Mergers and KCG see the Registration Statement on Form S-4 (Registration No. 333-186624) filed by KCG with the U.S. Securities and Exchange Commission ("SEC"), the Current Reports on Form 8-K filed by KCG on July 1, 2013, August 9, 2013 and November 12, 2013 and other reports or documents KCG files with, or furnishes to, the SEC from time to time.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company's industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Any forward-looking statement contained herein speaks only as of the date on which it is made. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the Mergers including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the costs and risks associated with the sale of Knight's institutional fixed income sales and trading business, the sale of KCG's reverse mortgage origination and securitization business and the departure of the managers of KCG's listed derivatives group; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, the scrutiny of high frequency trading, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share.

The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC, including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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
On December 19, 2012, Knight, and GETCO entered into the Merger Agreement. The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO became wholly-owned subsidiaries of KCG.
Pursuant to the Merger Agreement, each outstanding share of Knight Class A common stock, par value $0.01 per share ("Knight Common Stock") was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A Common Stock. Former Knight stockholders received a cash payment, in aggregate, of $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP"). Under the purchase method of accounting, the assets and liabilities of Knight were recorded, as of completion of the Mergers, at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG following completion of the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer under GAAP, all financial information prior to the Mergers is that of GETCO.
Results of Operations
As of March 31, 2014, our operating segments comprised the following:

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

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. We generally earns commissions as an agent between principals to transactions that are executed within this segment, however, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variation of access points: (i) self-directed trading in global equities through a suite of algorithms or via our execution management system; (ii) institutional high touch sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) an institutional spot foreign exchange electronic communication network ("ECN"); (iv) a fixed income ECN that also offers trading applications; (v) an alternative trading system ("ATS") for global equities; and (vi) futures execution and clearing through a futures commission merchant ("FCM").

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

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and our Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended March 31,
	2014	2013
Market Making
Revenues	$277,346	$102,067
Expenses	201,314	96,180
Pre-tax earnings	76,032	5,887
Global Execution Services
Revenues	87,220	9,274
Expenses	85,204	11,101
Pre-tax earnings (loss)	2,016	(1,827)
Corporate and Other
Revenues	19,091	3,651
Expenses	37,755	12,569
Pre-tax loss	(18,664)	(8,918)
Consolidated
Revenues	383,657	114,992
Expenses	324,273	119,850
Pre-tax earnings (loss)	$59,384	$(4,858)
Totals may not add due to rounding.
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in any prior period financial results. For the three months ended March 31, 2014 debt interest expense included in the results of the Market Making and Global Execution Services was $7.2 million and $2.4 million, respectively.

Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of the writedown of capitalized debt costs related to early repayment of debt; gains and losses from strategic assets; professional fees related to the Mergers; compensation expense related to a reduction in workforce; writedowns of assets and lease loss accrual primarily related to office consolidations.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three months ended March 31, 2014 and 2013.
The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the three months ended March 31, 2014 and 2013 (in thousands):

Three months ended March 31, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$76,032	$2,016	$(18,664)	$59,384
Writedown of capitalized debt costs	—	—	7,557	7,557
Income resulting from merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Writedown of assets and lease loss accrual, net	359	—	(93)	266
Adjusted pre-tax earnings	$76,391	$2,016	$(20,844)	$57,563
Totals may not add due to rounding

Three months ended March 31, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$5,887	$(1,827)	$(8,918)	$(4,858)
Compensation and other expenses related to reduction in workforce	2,111	530	378	3,019
Professional and other fees related to Mergers	—	—	5,576	5,576
Writedown of assets and lease loss accrual	—	—	2,238	2,238
Adjusted pre-tax earnings	$7,998	$(1,297)	$(726)	$5,975
Totals may not add due to rounding
A summary of the changes in our financial results and balances follows. Please note that the primary reason for the variance between the three months ended March 31, 2014 and 2013 results is the Mergers which occurred on July 1, 2013. Financial results for periods prior to the Mergers reflect solely the results of GETCO while periods following the Mergers reflect the results of KCG which includes both GETCO and Knight.
Consolidated revenues for three months ended March 31, 2014 increased $268.7 million from the same period a year ago, while consolidated expenses increased $204.4 million. Consolidated pre-tax earnings from continuing operations for the three months ended March 31, 2014 was $59.4 million as compared to consolidated pre-tax loss of $4.9 million for the same period a year ago.
The Company’s net revenues, which it defines as total revenues, less execution and clearance fees, payments for order flow, collateralized financing interest and non-recurring gains (losses) on investments (“adjusted net revenues”) were $270.3 million for the three months ended March 31, 2014, compared to $73.4 million for the comparable period in 2013.
Adjusted pre-tax earnings increased from $6.0 million in the first quarter of 2013 to $57.6 million in the first quarter of 2014.
Adjusted pre-tax earnings for the three months ended March 31, 2014 and 2013 exclude net non-GAAP adjustments totaling $1.8 million and $10.8 million, respectively. These items primarily comprise a gain on the BATS Global Markets Inc. ("BATS") and Direct Edge Holdings LLC ("Direct Edge") merger offset, in part by writedowns of capitalized debt costs. Detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the three months ended March 31, 2013 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended March 31, 2014 was $76.4 million, compared to adjusted pre-tax earnings of $8.0 million for the comparable period in 2013. Results for the current period were driven by the acquisition of Knight and its direct-to-client market making strategies as well as higher market volumes and volatility. This segment's strong revenue capture, improvements in trading strategies and order routing efficiencies, particularly in the direct-to-client equity trading activity, aided the current period results.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for three months ended March 31, 2014 was $2.0 million, compared to adjusted pre-tax loss of $1.3 million for the comparable period in 2013. Results for the current quarter were aided by the acquisition of Knight. In the first quarter of 2014, the Global Executions Services segment included solid results from KCG Hotspot and KCG Bondpoint as well as KCG EMS, which includes Knight Direct and GETAlpha. The global institutional sales high touch business also recorded solid results for the quarter, however, results were adversely affected by the performance of our ETF franchise.

•
Corporate and Other—Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $20.8 million for three months ended March 31, 2014 compared to a loss of $0.7 million for the comparable period in 2013. A larger infrastructure, including additional corporate employees, a stock lending business and other required costs associated with being a public company all contributed to the additional expense within this segment.

Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the Mergers and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
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
During the quarter ended March 31, 2014, trade volume and volatility levels across equity markets increased as compared to the previous quarter. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future. As has been widely reported, there has been an increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, high frequency trading, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, and market volatility rules (including, Regulation Systems Compliance and Integrity commonly referred to as, Regulation SCI).

•
We expect increases, possibly substantial, in Section 31 fees and fees imposed by other regulators. In addition, the Depository Trust & Clearing Corporation ("DTCC") and National Securities Clearing Corporation ("NSCC") are considering proposals which could require substantial increases in clearing margin, liquidity and collateral requirements.

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
Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Trading revenues, net. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes; our revenue capture, dollar value of equities traded, fixed income, options, futures and FX trading volume and strategies; our ability to derive trading gains by taking proprietary positions; changes in our execution standards; development of, and enhancement to, our market making models; performance of our direct-to-client and non-client trading models; volatility in the marketplace; our mix of broker dealer and institutional clients; client service and relationships and regulatory changes and evolving industry customs and practices.
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
Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to other employees based on our performance; employee benefits; and stock and unit-based compensation. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number of employees. Compensation for certain employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.
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
Debt interest expense consists primarily of costs associated with our debt.
Collateralized financing interest consists primarily of costs associated with financing arrangements such as securities lending and sale of financial instruments under our agreements to repurchase.
Occupancy and equipment rentals consist primarily of rent and utilities related to leased premises and office equipment.
Professional fees consist primarily of legal, accounting, consulting, and other professional fees.
Business development consists primarily of costs related to sales and marketing, advertising, conferences and relationship management.
Writedown of capitalized debt costs represents charges recorded as the result of the repayment of our debt.
Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of assets which management has determined to be impaired and adjustments to lease loss accruals related to excess office space.
Other expenses include regulatory fees, corporate insurance, employment fees, and general office expense.

Three Months Ended March 31, 2014 and 2013
Revenues
Market Making

	For the three months ended March 31,
	2014	2013	Change	% of Change
Trading revenues, net (thousands)	$254,631	$86,755	$167,876	193.5%
Commissions and fees (thousands)	28,168	16,225	11,943	73.6%
Interest, net and other (thousands)	(5,453)	(912)	(4,541)	N/M
Total Revenues from Market Making (thousands)	$277,346	$102,067	175,279	171.7%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $277.3 million for the three months ended March 31, 2014 and $102.1 million for the comparable period in 2013. Revenues for the three months ended March 31, 2014 were driven by strong U.S. equity revenue capture and high market volumes and volatility. Specifically, direct-to-client trading strategies performed extremely well in the first quarter of 2014.
Global Execution Services

	For the three months ended March 31,
	2014	2013	Change	% of Change
Commissions and fees (thousands)	$84,088	$9,274	$74,814	806.7%
Trading revenues, net (thousands)	3,749	10	3,739	N/M
Interest, net and other (thousands)	(618)	(10)	(608)	N/M
Total Revenues from Global Execution Services (thousands)	$87,220	$9,274	77,946	840.5%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $87.2 million for the three months ended March 31, 2014. Revenues principally reflect the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the three months ended March 31,
	2014	2013	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$19,091	$3,651	$15,440	422.9%
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity and gains or losses on strategic investments were $19.1 million for the three months ended March 31, 2014 and $3.7 million for the comparable period in 2013. Revenues for the three months ended March 31, 2014 includes $9.6 million gain which comprises a partial realized gain with respect to the Company’s investment in Direct Edge of $16.2 million offset, in part, by the Company’s share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees. Employee compensation and benefits expense was $122.3 million for the three months ended March 31, 2014 and $32.2 million for the comparable period in 2013. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers. Employee compensation and benefits was 45.3% of adjusted net revenues for the three months ended March 31, 2014. Excluding the compensation expense related to a reduction in workforce, employee compensation was $29.2 million or 39.7% of adjusted net revenues for the comparable period in 2013.
The number of full time employees increased to 1,230 at March 31, 2014 as compared to 404 at March 31, 2013. As of the Merger date of July 1, 2013, the number of full time employees was 1,397 (excluding employees of Urban).
Execution and clearance fees were $75.5 million for the three months ended March 31, 2014 and $41.0 million for the comparable period in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 20.2% of revenues excluding non-recurring gains and losses on investments ("adjusted revenues") for the three months ended March 31, 2014 and 35.6% for the comparable period in 2013. The variance on a percentage of revenues basis primarily relates to a larger revenue base as well as improved trading performance.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $22.0 million for the three months ended March 31, 2014 and $0.6 million for the comparable period in 2013. The variance is due to the addition of the direct-to-client market making business that was added as part of the Mergers. As a percentage of adjusted revenues, Payments for order flow were 5.9% in the three months ended March 31, 2014 and 0.5% for the comparable period in 2013.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $20.1 million for the three months ended March 31, 2014 and $8.2 million for the comparable period in 2013. The increase was primarily due to the amortization of fixed assets, leasehold improvements and intangible assets acquired during the Mergers.
Debt interest expense was $9.5 million for the three months ended March 31, 2014 and $0.5 million for the comparable period in 2013. Interest expense increased primarily due to interest on the debt financing for the Mergers.
Collateralized financing interest expense was $6.2 million for the three months ended March 31, 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. There were no such agreements in place in the first quarter of 2013 and no such interest expense for that period.
Professional fees were $5.4 million for the three months ended March 31, 2014 and $6.7 million for the comparable period in 2013. Professional fees include legal, consulting and investment banking fees related to the Mergers. Excluding the $5.6 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $1.1 million for the three months ended March 31, 2013.
Writedown of capitalized debt costs of $7.6 million for the three months ended March 31, 2014 relates to the writedown of debt issuance costs as a result of the repayment of $185.0 million of the First Lien Credit Facility.
Writedown of assets and lease loss accrual of $0.3 million for the three months ended March 31, 2014 primarily relates to a writedown of excess real estate as we consolidated several offices located in the same city following the Mergers. Writedown of assets of $2.2 million for the three months ended March 31, 2013 comprised the writedown of leasehold improvements and fixed assets in connection with the shutdown of the Company's Hong Kong office.
All other expenses were $55.4 million for the three months ended March 31, 2014 and $28.5 million for the comparable period in 2013. These cost increases primarily relate to the addition of the Knight businesses as a result of the Mergers. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. The increase in Occupancy and equipment rentals expense is due to additional real estate related costs following the Mergers. Business development expense primarily includes client-related events and higher advertising costs.
Our effective tax rate for the three months ended March 31, 2014 from continuing operations of 37.8% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges. Our effective tax rate for the three months ended March 31, 2013 from continuing operations of (40.6)% differed from the federal statutory rate of 35% primarily due to losses not subject to U.S. corporate income taxes offset by the effect of state, local and non-U.S. income taxes on profitable subsidiaries.

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2014 and December 31, 2013, we had total assets of $7.03 billion and $6.99 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$651,096	$674,281
Financial instruments owned, at fair value:
Equities	2,205,013	2,298,785
Listed options	231,150	339,798
Debt securities	153,176	83,256
Collateralized agreements:
Securities borrowed	1,367,050	1,357,387
Receivables from brokers, dealers and clearing organizations (1)	1,155,801	952,957
Total cash and assets readily convertible to cash	$5,763,286	$5,706,464
* Totals may not add due to rounding.
(1) Excludes $317.1 million and $304.3 million of assets segregated or held in separate accounts under federal or other regulations as of March 31, 2014 and December 31, 2013, respectively.
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
As of March 31, 2014, $1.48 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2013, $1.23 billion of equities were pledged as collateral to third-parties under financing arrangements.
Other assets primarily comprises deposits, prepaids and other miscellaneous receivables.
The change in the balances of financial instruments owned, receivable from brokers, dealers and clearing organizations and securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $5.46 billion at March 31, 2014 and $5.48 billion at December 31, 2013. Similar to the asset side, the growth in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to activity of our trading strategies. As noted throughout the document, substantially all of our debt was issued in order to complete the Mergers, while the decrease in the balance since December 31, 2013 is due to repayments of our debt. The “Liquidity and Capital Resources” section below includes a detailed description of the debt.
Equity increased by $56.7 million, from $1.51 billion at December 31, 2013 to $1.57 billion at March 31, 2014. The increase in equity from December 31, 2013 was primarily a result of the Company's first quarter 2014 net income.

Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, a series of debt transactions and the issuance of equity.
At March 31, 2014, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.30 billion.
Net income from continuing operations was $36.9 million during the three months ended March 31, 2014 compared to a net loss from continuing operations of $6.8 million for the three months ended March 31, 2013. Included in these amounts were certain non-cash income and expenses such as gain on investment, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $17.0 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. Depreciation and amortization expense was $20.1 million and $8.2 million for the three months ended March 31, 2014 and 2013, respectively. We had non-cash charges of $0.3 million and $2.2 million for the writedown of excess real estate and fixed assets at certain locations for the three months ended March 31, 2014 and 2013, respectively, and $7.6 million for the writedown of capitalized debt costs in conjunction with our $185.0 million in debt repayment for the three months ended March 31, 2014. We also had non-cash income for the three months ended March 31, 2014 of $9.6 million resulting from the merger of BATS and Direct Edge in January 2014. There were no non-cash writedowns for the three months ended March 31, 2013.
Capital expenditures related to our continuing operations were $8.1 million and $6.2 million during the three months ended March 31, 2014 and 2013, respectively. Purchases of investments were $0.6 million and $0.0 million during the three months ended March 31, 2014 and 2013, respectively. Proceeds and distributions received from investments were $42.4 million and $1.2 million during the three months ended March 31, 2014 and 2013, respectively.
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
On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes, as defined below, the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of March 31, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of March 31, 2014 and December 31, 2013 $117.3 million of the Convertible Notes were outstanding.
Senior Secured Notes Indenture
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.250% senior secured notes due in 2018 in the aggregate principal amount of $305.0 million (the “Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended and supplemented, the "Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of March 31, 2014, we were in compliance with the covenants.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, (the "Senior Secured Notes Registration Rights Agreement") between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes, (ii) issue in exchange for the Senior Secured Notes a new series of exchange notes within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will begin to accrue and be payable on the Senior Secured Notes.
In October 2013, the Company received consents from holders ("Holders") of 99.7% of the aggregate principal amount of the Senior Secured Notes outstanding to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the Guarantors.
As a result, the Company entered into a Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
First Lien Credit Facility
On July 1, 2013, KCG, as borrower, entered into a first lien senior secured credit agreement (the “Credit Agreement”) with Jefferies Finance LLC and Goldman Sachs Bank USA. The Credit Agreement was in the amount of $535.0 million (the “First Lien Credit Facility”), all of which was drawn on July 1, 2013. The First Lien Credit Facility also provided for a future uncommitted incremental first lien senior secured revolving credit facility of up to $50.0 million, including letter of credit and swingline sub-facilities, on certain terms and conditions contained in the Credit Agreement. For the three months ended March 31, 2014, there were no borrowings made against the $50.0 million first lien senior secured revolving credit facility.
The First Lien Credit Facility bears interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bear interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bear interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum. As of March 31, 2014, the interest rate was 5.75% per annum.
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
During the first quarter of 2014, the Company repaid $185.0 million of principal of the First Lien Credit Facility out of available cash leaving a balance due under the First Lien Credit Facility of $50.0 million as of March 31, 2014. In conjunction with these payments, the Company wrote down $7.6 million of its capitalized debt costs associated with the Credit Agreement.
Subsequent to March 31, 2014, the Company made a final $50.0 million principal repayment under the First Lien Credit Facility. With the repayment the First Lien Credit Facility was fully repaid and the Credit Agreement was terminated. See "Subsequent Events" herein.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”) and KCA, each of which are wholly-owned broker dealer subsidiaries of KCG effective July 1, 2013, as borrowers, and KCG, as guarantor, entered into a credit agreement (the “KCGA Facility Agreement”) with a consortium of banks and financial institutions. The KCGA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
The KCGA Facility Agreement comprises two classes of revolving loans in a total committed amount of $450.0 million, together with a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “KCGA Revolving Facility”): Borrowing Base A and Borrowing Base B. The KCGA Revolving Facility also provides for a future increase of the revolving credit facility of up to $300.0 million to a total of $750.0 million on certain terms and conditions.
The KCGA Revolving Facility was amended on October 24, 2013 to permit OCTEG to be removed as a borrower under the KCGA Revolving Facility. As of January 1, 2014, OCTEG was merged with and into KCA and KCA was renamed KCG Americas LLC ("KCGA").
Borrowings under the KCGA Revolving Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of March 31, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation.

The borrower is being charged a commitment fee at a rate of 0.35% per annum on the average daily amount of the unused portion of the KCGA Facility Agreement.
The loans under the KCGA Facility Agreement will mature on June 6, 2015. The KCGA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by KCGA, any of their respective subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of March 31, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which has been capitalized and recorded within Other assets on the Consolidated Statements of Financial Condition and is being amortized over the term of the KCGA Revolving Facility.
See Footnote 11 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q.
Stock repurchase
We did not have an authorized stock repurchase program as of March 31, 2014. Certain treasury stock repurchases represent shares of KCG Class A Common Stock repurchased in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards. We had 125.7 million shares of KCG Class A Common Stock outstanding as of March 31, 2014, including RSUs.
In the second quarter of 2014, the Company approved an initial program to repurchase up to a total of $150.0 million in shares of the Company's outstanding KCG Class A Common Stock and KCG Warrants. See "Subsequent Events" herein.
Regulatory requirements
Our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of March 31, 2014, our broker dealer was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker dealer subsidiary at March 31, 2014, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$406,544	$24,749	$381,795
As of January 1, 2014, OCTEG was merged into KCA as a result of consolidating our domestic broker dealers and KCA was subsequently renamed KCG Americas LLC.
Our U.K. registered broker dealers are subject to certain financial resource requirements of the FCA while our Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following significant foreign regulated broker dealers at March 31, 2014 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$190,225	$144,191	$46,034
GETCO Europe Limited	66,374	5,935	60,439
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Discontinued Operations
In July 2013, we entered into an agreement to sell to an investor group our reverse mortgage origination securitization business, Urban, that was previously owned by Knight. The transaction completed in the fourth quarter of 2013 and residual expenses of Urban's operations and costs of the related sale have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the three months ended March 31, 2014.
Subsequent Events
Principal repayment under Credit Agreement
On April 15, 2014, we made a final $50.0 million principal repayment under the First Lien Credit Facility and will record an additional $2.0 million in writedown of capitalized debt costs in the second quarter of 2014. With the repayment, we have fully repaid the $535.0 million First Lien Credit Facility entered into on July 1, 2013 and terminated the Credit Agreement ahead of its December 5, 2017 maturity date.
Stock repurchase program
On May 1, 2014, our Board of Directors approved a program to repurchase up to a total of $150.0 million of shares of our outstanding KCG Class A Common Stock and KCG Warrants, subject to compliance with the covenants contained in our debt agreements. Under the repurchase program, we may repurchase KCG Class A Common Stock or KCG Warrants from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases of shares may also be made under a Rule 10b5-1 plan. The size of the program is based on the maximum amount of repurchases currently permitted under covenants contained in the Senior Secured Notes. The timing and amount of repurchase transactions will be based on market conditions, share price, legal requirements and other factors. The program has no expiration date and may be suspended, modified or discontinued at any time without prior notice.
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
Our foreign currency forward contracts, investment in the Deephaven Funds and deferred compensation investments are also classified within Level 2 of the fair value hierarchy.
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
Goodwill
Goodwill of $17.0 million at March 31, 2014 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the quarter ended March 31, 2014 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $185.3 million at March 31, 2014 are primarily a result of the Mergers and are primarily attributable to our Market Making and Global Execution Services segments. We amortize intangible assets with definite lives on a straight-line basis over their useful lives, the majority of which have been determined to range from three to 10 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the quarter ended March 31, 2014 that would indicate that the carrying amounts of our intangible assets may not be recoverable.

Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests in financial services-related businesses held by us within our non-broker dealer subsidiaries. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. Strategic investments with a readily determinable fair value are held at fair value.
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
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 19 "Commitments and Contingent Liabilities" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Change in accounting principle
During the first quarter of 2014 the Company changed its method of accounting for its investment in BATS following the merger of BATS and Direct Edge.
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statement of Operations for the three months ended March 31, 2013 has been adjusted by an increase in Investment income and other, net by $2.4 million.
During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
See Footnote 9 “Investments” included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q.
Accounting Standards Updates
Recently adopted accounting guidance
In March 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU was effective for reporting periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
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
Recent accounting guidance to be adopted in future periods
In April 2014, the FASB issued an ASU which changes the criteria for determining which disposals are required to be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted.

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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at March 31, 2014 and 2013 was $2.59 billion and $686.4 million, respectively, in long positions and $2.08 billion and $587.2 million, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivables from brokers, dealers and clearing organizations or Payables to brokers, dealers and clearing organizations as applicable.

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
The potential change in fair value is estimated to be a gain of $5.9 million using a hypothetical 10% increase in equity prices as of March 31, 2014, and an estimated loss of $2.5 million using a hypothetical 10% decrease in equity prices at March 31, 2014. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company has employed a third party tool to assist in the calculation of the Company’s stress risk under the various scenarios that we model.
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
Secured funding for the majority of the firm’s inventory is done through the firm’s regulated U.S. broker dealer subsidiary, KCGA. As such, a significant portion of the firm’s liquidity risk lies within KCGA. We consider cash and other highly liquid instruments held within KCGA, up to $150.0 million, a part of the firm’s liquidity pool to support financial obligations in normal and strained funding environments. Together with the cash and highly liquid instruments held at the holding company level and KCGA, we target having $350.0 million in the firm’s liquidity pool.
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	March 31, 2014	December 31, 2013
Liquidity Pool Composition
Holding companies
Cash held at banks	$315,761	$225,597
Money market and other highly liquid investments	584	27,420
KCA
Cash held at banks	58,496	19,605
Money market and other highly liquid investments	91,504	130,395
Total Liquidity Pool	$466,345	$403,017
Cash and other highly liquid investments held by other subsidiary entities	$184,751	$271,264
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
Foreign Currency Risk
Our exposure to foreign currency transaction gains and losses is the result of our foreign subsidiary in India having a functional currency other than the U.S. dollar and transacting business in currencies other than the U.S. dollar. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. This evaluation does not include an assessment of internal controls over financial reporting related to GETCO Holding Company, LLC and GA-GTCO, LLC, (collectively "GETCO") each of which were party to a business combination with Knight Capital Group, Inc. that was completed on July 1, 2013, resulting in the formation of KCG Holdings, Inc.
Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, KCG's disclosure controls and procedures are effective.
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
The information required by this Item is set forth in the “Legal Proceedings” section in Footnote 19 "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.

Item 1A.	Risk Factors
In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of KCG Class A Common Stock during the first quarter of 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014
Employee transactions (1)	410		—
Total	410	$—	—
February 1, 2014 - February 28, 2014
Employee transactions (1)	8		—
Total	8	$—	—
March 1, 2014 - March 31, 2014
Employee transactions (1)	—		—
Total	—	$—	—
Total
Employee transactions (1)	418		—
Total	418	$—	—
________________________________________
Totals may not add due to rounding.
(1) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.1*	Amended and Restated Aircraft Timeshare Agreement dated as of April 17, 2014, by and between KCG Holdings, Inc. and Redmont Holdings LLC.

10.2*	Master Agreement to Lease Equipment, dated as of March 10, 2014, between KCG Americas LLC and Cisco Systems Capital Corporation.

10.3*	Amendment No. 1 to Master Agreement to Lease Equipment, dated as of March 10, 2014, between KCG Americas LLC and Cisco Systems Capital Corporation.

10.4*	Guaranty of KCG Holdings, Inc. under the Master Agreement to Lease Equipment, dated as of March 13, 2014.

10.5*	KCG Holdings, Inc. Amended and Restated Equity Incentive Plan, effective March 25, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May 2014.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEVEN BISGAY
Steven Bisgay
Chief Financial Officer