Form 10-Q
period 2014-06-30
KCG Holdings, Inc.
filed 2014-08-11
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
At August 7, 2014, the number of shares outstanding of the Registrant’s Class A Common Stock was 118,091,400 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the three and six months ended June 30, 2013 comprise the results of GETCO only and the financial results for the three and six months ended June 30, 2014 comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2014

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$206,780	$98,260	$465,077	$185,025
Commissions and fees	104,776	29,813	217,033	55,312
Interest, net	(289)	(672)	659	(793)
Investment income (loss) and other, net	2,866	(7,768)	15,021	(4,919)
Total revenues	314,133	119,633	697,790	234,625
Expenses
Employee compensation and benefits	103,430	75,143	225,749	107,352
Execution and clearance fees	73,242	45,951	148,743	86,908
Communications and data processing	38,279	21,301	75,075	41,995
Depreciation and amortization	19,823	7,746	39,926	15,913
Payments for order flow	18,076	448	40,108	1,037
Occupancy and equipment rentals	8,235	3,259	16,520	6,555
Debt interest expense	7,497	2,172	17,021	2,645
Professional fees	7,337	23,125	12,739	29,850
Collateralized financing interest	6,395	—	12,557	—
Business development	2,609	16	4,292	41
Writedown of capitalized debt costs	1,995	—	9,552	—
Writedown of assets and lease loss accrual, net	1,941	1,074	2,207	3,312
Other	10,767	14,234	19,410	18,711
Total expenses	299,626	194,469	623,899	314,319
Income (loss) from continuing operations before income taxes	14,507	(74,836)	73,891	(79,694)
Income tax expense	5,520	3,315	27,987	5,289
Income (loss) from continuing operations, net of tax	8,987	(78,151)	45,904	(84,983)
Loss from discontinued operations, net of tax	(67)	—	(1,320)	—
Net income (loss)	$8,920	$(78,151)	$44,584	$(84,983)
Net loss allocated to preferred and participating units	$—	$(21,535)	$—	$(21,535)
Net income (loss) attributable to common shareholders	$8,920	$(56,616)	$44,584	$(63,448)
Basic earnings (loss) per common share from continuing operations	$0.08	$(1.24)	$0.40	$(1.39)
Diluted earnings (loss) per common share from continuing operations	$0.08	$(1.24)	$0.39	$(1.39)
Basic earnings (loss) per common share from discontinued operations	$—	$—	$(0.01)	$—
Diluted earnings (loss) per common share from discontinued operations	$—	$—	$(0.01)	$—
Basic earnings (loss) per common share	$0.08	$(1.24)	$0.39	$(1.39)
Diluted earnings (loss) per common share	$0.08	$(1.24)	$0.38	$(1.39)
Shares used in computation of basic earnings per common share	114,859	45,576	115,282	45,514
Shares used in computation of diluted earnings per common share	117,601	45,576	118,170	45,514

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$8,920	$(78,151)	$44,584	$(84,983)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities, net of tax	(96)	(7,394)	(233)	4,550
Cumulative translation adjustment, net of tax	291	(487)	492	(403)
Comprehensive income (loss)	$9,115	$(86,032)	$44,843	$(80,836)

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets	(In thousands)
Cash and cash equivalents	$600,865	$674,281
Cash and cash equivalents segregated under federal and other regulations	234,350	183,082
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $514,580 at June 30, 2014 and $552,242 at December 31, 2013:
Equities	2,620,427	2,298,785
Listed options	178,598	339,798
Debt securities	90,782	83,256
Total financial instruments owned, at fair value	2,889,807	2,721,839
Collateralized agreements:
Securities borrowed	1,602,467	1,357,387
Receivable from brokers, dealers and clearing organizations	1,588,926	1,257,251
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	138,546	146,668
Investments	92,143	125,413
Goodwill and Intangible assets, less accumulated amortization	196,642	208,806
Deferred tax asset, net	175,363	175,639
Other assets	143,365	146,638
Total assets	$7,662,474	$6,997,004
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$2,011,591	$1,851,006
Listed options	158,942	252,282
Debt securities	230,821	57,198
Other financial instruments	758	5,014
Total financial instruments sold, not yet purchased, at fair value	2,402,112	2,165,500
Collateralized financings:
Securities loaned	824,663	733,230
Financial instruments sold under agreements to repurchase	950,110	640,950
Total collateralized financings	1,774,773	1,374,180
Payable to brokers, dealers and clearing organizations	647,120	474,108
Payable to customers	622,364	481,041
Accrued compensation expense	84,060	149,430
Accrued expenses and other liabilities	166,850	175,910
Capital lease obligations	9,222	10,039
Debt	422,259	657,259
Total liabilities	6,128,760	5,487,467
Equity
Class A Common Stock
Shares authorized: 1,000,000 at June 30, 2014 and December 31, 2013; Shares issued: 127,162 at June 30, 2014 and 123,317 at December 31, 2013; Shares outstanding: 121,111 at June 30, 2014 and 122,238 at December 31, 2013	1,272	1,233
Additional paid-in capital	1,343,963	1,306,549
Retained earnings	256,262	211,678
Treasury stock, at cost; 6,051 shares at June 30, 2014 and 1,079 shares at December 31, 2013	(69,443)	(11,324)
Accumulated other comprehensive income	1,660	1,401
Total equity	1,533,714	1,509,537
Total liabilities and equity	$7,662,474	$6,997,004

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended June 30, 2014
(Unaudited)

	(in thousands)
	Class A Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total Equity
Balance, December 31, 2013 - as reported	123,317	$1,233	$1,306,549	$209,393	(1,079)	$(11,324)	$1,401	$1,507,252
Cumulative effect of change in accounting principle - Footnote 3	—	—	—	2,285	—	—	—	2,285
Balance, December 31, 2013 - as adjusted	123,317	1,233	1,306,549	211,678	(1,079)	(11,324)	1,401	1,509,537
Class A Common Stock repurchased	—	—	—	—	(4,972)	(58,119)	—	(58,119)
Stock-based compensation	3,845	39	37,414	—	—	—	—	37,453
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	(233)	(233)
Cumulative translation adjustment	—	—	—	—	—	—	492	492
Net income	—	—	—	44,584	—	—	—	44,584
Balance, June 30, 2014	127,162	$1,272	$1,343,963	$256,262	(6,051)	$(69,443)	$1,660	$1,533,714

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities	(In thousands)
Net income (loss)	$44,584	$(84,983)
Loss from discontinued operations, net of tax	(1,320)	—
Income (loss) from continuing operations, net of tax	45,904	(84,983)
Adjustments to reconcile income (loss) from continuing operations, net of tax to net cash provided by operating activities
Depreciation and amortization	39,926	15,913
Stock and unit-based compensation	32,907	26,960
Writedown and amortization of debt offering costs	11,557	473
Writedown of assets and lease loss accrual, net	2,207	3,312
Unrealized (gain) loss on investments	(15,140)	2,978
Deferred rent	(129)	—
Operating activities from discontinued operations	(1,119)	—
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(51,267)	—
Financial instruments owned, at fair value	(167,968)	92,101
Securities borrowed	(245,080)	(38,474)
Receivable from brokers, dealers and clearing organizations	(331,675)	(214,128)
Other assets	(8,009)	380
(Increase) decrease in operating liabilities
Financial instruments sold, not yet purchased, at fair value	236,612	230,108
Securities loaned	91,433	—
Financial instruments sold under agreements to repurchase	309,160	—
Payable to brokers, dealers and clearing organizations	173,012	9,916
Payable to customers	141,323	—
Accrued compensation expense	(60,825)	10,069
Accrued expenses and other liabilities	(10,993)	36,658
Net cash provided by operating activities	191,836	91,283
Cash flows from investing activities
Proceeds and distributions from investments	48,627	1,201
Purchases of fixed assets and leasehold improvements	(14,781)	(12,396)
Capitalized software development costs	(5,615)	—
Purchases of investments	(593)	—
Sale of trading rights	554	—
Net cash provided by (used in) investing activities	28,192	(11,195)
Cash flows from financing activities
Repayment of Credit Agreement	(235,000)	—
Proceeds from issuance of Senior Secured Notes	—	296,994
Cash held under restrictions	—	(308,081)
Borrowings under capital lease obligations	4,525	—
Principal payments on capital lease obligations	(5,342)	(8,725)
Cost of common stock repurchased	(58,119)	—
Borrowings under secured credit facility	—	25,000
Repayment of secured credit facility	—	(25,000)
Repurchase of members' interest	—	(21,002)
Net cash used in financing activities	(293,936)	(40,814)
Effect of exchange rate changes on cash and cash equivalents	492	(403)
(Decrease) increase in cash and cash equivalents	(73,416)	38,871
Cash and cash equivalents at beginning of period	674,281	427,631
Cash and cash equivalents at end of period	$600,865	$466,502
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,129	$3,950
Cash paid for income taxes	$14,040	$6,197

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of the Business
KCG Holdings, Inc. (collectively with its subsidiaries, "KCG" or the "Company") is a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via direct-to-client and non-client exchange-based electronic market making. KCG has multiple access points to trade global equities, options, futures, fixed income, currencies and commodities via voice or automated execution.
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
The Mergers took place in order to combine the businesses, intellectual capital and resources of the two companies to more successfully compete in the highly regulated and technologically advanced marketplace and to allow for further diversification of each company's revenues from principal and agency trading across asset classes and regions. The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the three and six months ended June 30, 2013 comprise the results of GETCO only and the financial results for the three and six months ended June 30, 2014 comprise the results of KCG.
As of June 30, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
In July 2013, KCG entered into an agreement to sell to an investor group Urban Financial of America, LLC, formerly known as Urban Financial Group, Inc. (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and residual expenses of Urban's operations and costs of the related sale have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the three and six months ended June 30, 2014. See Footnote 4 "Discontinued Operations" for further discussion.
2. Merger of GETCO and Knight
Background
Pursuant to the Merger Agreement, each outstanding share of Knight Class A common stock, par value $0.01 per share (“Knight Common Stock”) was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A common stock, par value $0.01 per share (“KCG Class A Common Stock”). As a result of the elections and proration procedures provided in the Merger Agreement, former Knight stockholders received cash payments aggregating $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP") based on, among other factors, the controlling ownership position of the former GETCO unitholders as of the closing of the Mergers. Under the purchase method of accounting, the assets and liabilities of Knight as of July 1, 2013 were recorded at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG for the periods following the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer, the financial results for KCG for the three and six months ended June 30, 2013 comprise solely the results of GETCO.
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
The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at July 1, 2013, the closing date of the Mergers. For the six months ended June 30, 2014, the Company, based on updated information, recorded purchase accounting adjustments that increased goodwill by $1.1 million, deferred tax assets by $3.1 million, and accrued expenses by $3.5 million, and decreased other assets by $0.7 million on the opening balance sheet at July 1, 2013 as well as the December 31, 2013 Consolidated Statement of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As of June 30, 2014, the Company has completed its analysis to finalize the allocation of the purchase price to the Knight acquired assets and liabilities.
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
The Company recorded net deferred tax assets of $65.5 million with respect to recording Knight’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of tax net operating loss ("NOL”) carryforwards and other tax attributes acquired as a result of the Mergers, as described in Footnote 14 “Income Taxes”.
The following table reflects the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Identifiable Net Assets
Cash and cash equivalents	$509,133
Cash and cash equivalents segregated under federal and other regulations	203,045
Financial instruments owned	1,937,929
Securities borrowed	1,158,981
Receivable from brokers, dealers and clearing organizations	1,369,474
Fixed assets and leasehold improvements	80,280
Investments	106,353
Intangible assets	155,425
Assets within discontinued operations	5,607,063
Deferred tax asset, net	65,465
Other assets	140,933
Total Assets	$11,334,081

Financial instruments sold, not yet purchased	$1,512,983
Collateralized financings	1,166,211
Payable to brokers, dealers and clearing organizations	635,914
Payable to customers	527,918
Accrued compensation expense	107,409
Accrued expenses and other liabilities	130,010
Liabilities within discontinued operations	5,518,168
Debt	375,000
Total Liabilities	$9,973,613

Total identified assets acquired, net of assumed liabilities	1,360,468

Goodwill	12,666

Total Purchase Price	$1,373,134
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Amounts allocated to intangible assets and goodwill, and the amortization period for intangible assets with finite useful lives, were as follows (dollars in thousands):

		Amortization
	Amount	Years
Technology	$110,504	5 years
Customer relationships	35,000	9 - 11 years
Trade names	4,000	10 years
Trading rights (1)	5,921	7 years
Intangible assets	155,425
Goodwill	12,666
Total	$168,091

(1)	Trading rights include both assets with a finite useful life and assets with an indefinite useful life. The 7 years amortization period only applies to assets with a finite useful life.
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
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statements of Operations for the three and six months ended June 30, 2013 have been adjusted to increase Investment income (loss) and other, net by $1.9 million and $4.3 million, respectively.
During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income (loss) and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest Income	$3,777	$1,043	$7,128	$2,030
Interest Expense	(4,066)	(1,715)	(6,469)	(2,823)
Interest, net	$(289)	$(672)	$659	$(793)
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Dividend Income	$9,832	$1,974	$19,615	$2,475
Dividend Expense	$(8,203)	$(720)	$(15,778)	$(1,136)
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
Treasury stock
The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity. The Company may obtain treasury stock through purchases in the open market or through privately negotiated transactions. Certain treasury stock repurchases represent shares of KCG Class A Common Stock repurchased in

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

satisfaction of tax withholding obligations upon vesting of restricted awards. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses and in certain other circumstances.
Foreign currency translation and foreign currency forward contracts
The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. Effective January 1, 2014, one of the Company's U.K. subsidiaries changed its functional currency from British pounds to U.S. dollars. The Company has a subsidiary in India that utilizes the Indian rupee as its functional currency.
Assets and liabilities of this Indian subsidiary are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax on the Consolidated Statements of Comprehensive Income.
Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2014 and 2013, the Company recorded a gain of $34,700 and a loss of $0.6 million, respectively on foreign currency transactions . For the six months ended June 30, 2014 and 2013, the Company recorded losses on foreign currency transactions of $0.7 million and $1.1 million, respectively.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition. The ineffective portion, if any, is recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Recent accounting guidance to be adopted in future periods
In April 2014, the FASB issued an ASU that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions may be different than under current guidance.
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4. Discontinued Operations
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and, as a result, the residual expenses of Urban's operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three and six months ended June 30, 2014.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Additional Loss on Sale	$(1)	$(1,313)

Expenses:
Compensation	$126	$171
Other expenses	(19)	645
Total Expenses	107	816
Pre-tax loss from discontinued operations	(108)	(2,129)
Income tax benefit	41	809
Loss from discontinued operations, net of tax	$(67)	$(1,320)
5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s FCM business and consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents segregated under federal or other regulations	$234,350	$183,082
Receivable from brokers, dealers and clearing organizations (1)	364,955	304,294
Total assets segregated or held in separate accounts under federal or other regulations	$599,305	$487,376
(1) Segregated assets included within Receivable from brokers, dealers and clearing organizations comprise cash and cash equivalents and U.S. government obligations primarily held as deposits with exchange clearing organizations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

6.    Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,620,427	$—	$—	$2,620,427
Listed options	178,598	—	—	178,598
U.S. government and Non-U.S. government obligations (2)	28,317	—	—	28,317
Corporate debt (3)	62,465	—	—	62,465
Total Financial instruments owned, at fair value	2,889,807	—	—	2,889,807
Securities on deposit with clearing organizations (4)	189,045	—	—	189,045
Investment in CME Group (5)	3,549	—	—	3,549
Deferred compensation investments (5)	—	752	—	752
Investment in Deephaven Funds (5)	—	169	—	169
Total assets held at fair value	$3,082,401	$921	$—	$3,083,322
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$2,011,591	$—	$—	$2,011,591
Listed options	158,942	—	—	158,942
U.S. government obligations (2)	160,646	—	—	160,646
Corporate debt (3)	70,175	—	—	70,175
Foreign currency forward contracts	—	758	—	758
Total liabilities held at fair value	$2,401,354	$758	$—	$2,402,112

(1)	Equities of $914.0 million have been netted by their respective long and short positions by CUSIP number.

(2)	U.S. Government Obligations of $0.6 million have been netted by their respective long and short positions by CUSIP number.

(3)	Corporate debt of $0.2 million have been netted by their respective long and short positions by CUSIP number.

(4)
Securities on deposit with clearing organizations consist of U.S. government obligations and are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(5)	Investment in CME Group, Deferred compensation investments and Investment in Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

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
As of June 30, 2014 and December 31, 2013 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
The Company’s assets measured at fair value on a nonrecurring basis solely relate to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 10 “Goodwill and Intangible Assets” for additional information.
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
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At June 30, 2014, the Company had foreign currency forward contracts with a notional value of 427.2 million Indian Rupees ($6.2 million U.S. dollars). These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

At December 31, 2013, the Company also had foreign currency contracts with a notional value of 80.0 million British Pounds. These forward contracts were used to hedge the Company's investment in its European subsidiaries. These forward contracts expired in the first quarter of 2014 and were not renewed.
The fair value of the forward contracts were determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations. The Indian Rupee foreign currency forward contracts do not qualify as net investment hedges and any gains and losses are recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2014.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the fair value of derivative instruments and futures contracts trading activities in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (fair value and gain (loss) in thousands):

		June 30, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$114	359	$163	1,154
Forward contracts	Financial instruments sold, not yet purchased, at fair value	559	1	1,317	1
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,504	4,548	1,853	3,398
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	9	1	—	—
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,598	550,401	158,942	551,378
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	3,347	20,548	3,124	20,738
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	3,189	4,181	3,516	4,351
Total		$187,320	581,038	$168,915	581,020

		December 31, 2013
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$89	892	$142	533
Forward contracts	Other assets	6,913	1	6,501	1
Forward contracts(1)	Financial instruments sold, not yet purchased, at fair value	—	—	5,014	1
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	223	1,069	1,089	1,046
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	—	—	18	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	339,798	730,020	252,282	755,947
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	4,815	18,280	2,259	15,202
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	3,392	10,629	1,773	3,806
Total		$355,230	760,891	$269,078	776,537

(1)	Designated as hedging instrument.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		Gain (Loss) Recognized
	Financial Statements	For the three months ended June 30,		For the six months ended June 30,
	Location	2014	2013	2014	2013
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$2,952	$2,562	$5,794	$5,132
Forward contracts	Investment Income (loss) and other, net	(120)	75	312	584
Equity
Futures contracts	Trading revenues, net	6,044	16,238	14,781	26,664
Swap contracts	Trading revenues, net	1,061	5,435	2,343	8,871
Listed options (1)	Trading revenues, net	2,212	28,288	(71,664)	46,277
Fixed income
Futures contracts	Trading revenues, net	5,118	22,178	13,947	42,202
Commodity
Futures contracts	Trading revenues, net	12,435	13,975	26,005	25,279
		$29,702	$88,751	$(8,482)	$155,009
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$—	$168	$—

(1)
Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Trading revenues, net on the Company’s Consolidated Statements of Operations.

Assets and Liabilities Subject to Netting
The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral

Assets
Listed options	$178,598	$—	$178,598	$—	$—	$178,598
Securities borrowed	1,602,467	—	1,602,467	1,562,911	—	39,556
Receivable from brokers, dealers and clearing organizations (1)	13,206	—	13,206	12,991	—	215
Foreign currency forward contracts	559	559	—	—	—	—
Futures	8,154	7,589	565	—	—	565
Total Assets	$1,802,984	$8,148	$1,794,836	$1,575,902	$—	$218,934
Liabilities
Listed options	$158,942	$—	$158,942	$—	$15,113	$143,829
Securities loaned	824,663	—	824,663	812,001	—	12,662
Financial instruments sold under agreements to repurchase	950,110	—	950,110	950,110	—	—
Foreign currency forward contracts	1,317	559	758	—	—	758
Futures	8,656	8,656	—	—	—	—
Total Liabilities	$1,943,688	$9,215	$1,934,473	$1,762,111	$15,113	$157,249
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

	June 30, 2014	December 31, 2013
Collateral permitted to be delivered or repledged	$1,562,642	$1,315,803
Collateral that was delivered or repledged	1,472,862	1,231,468
Collateral permitted to be further repledged by the receiving counterparty	266,603	142,938
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	June 30, 2014	December 31, 2013
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$514,580	$552,242
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	913,040	676,956

8.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Receivable:
Clearing organizations and other	$883,047	$750,440
Assets segregated or held in separate accounts under federal or other regulations	364,955	304,294
Securities failed to deliver	340,924	202,517
Total Receivable	$1,588,926	$1,257,251
Payable:
Clearing organizations and other	$462,875	$425,196
Securities failed to receive	184,245	48,912
Total Payable	$647,120	$474,108
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
9.    Investments
Investments comprise strategic investments, deferred compensation investments, and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Strategic investments:
Investments accounted for under the equity method	$78,719	$110,460
Investments held at fair value	3,549	3,925
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,954	8,953
Total Strategic investments	91,222	123,338
Deferred compensation investments	752	117
Investment in Deephaven Funds	169	1,958
Total Investments	$92,143	$125,413
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded in Other comprehensive income.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The Company received approximately $42.2 million from the aggregate distributions paid by BATS and Direct Edge at or around the close of the merger, which the Company recorded as a return of capital under the equity method of accounting.
During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income (loss) and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
10.    Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are assessed for impairment annually or when events indicate that the amounts may be impaired. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assesses the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of KCG Class A Common Stock.
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
As discussed in Footnote 2 "Merger of GETCO and Knight", as a result of the Mergers, $155.4 million and $12.7 million in identifiable intangible assets and goodwill, respectively, were recorded by the Company as of the date of the Mergers.
No events occurred in the three and six months ended June 30, 2014 or 2013 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In December 2013, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s goodwill by segment (in thousands):

	June 30, 2014	December 31, 2013
Market Making	$16,404	$16,404
Global Execution Services	907	907
Total	$17,311	$17,311
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to 10 years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at both June 30, 2014 and December 31, 2013 was approximately six years.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	June 30, 2014	December 31, 2013
Market Making
Technology	$50,917	$53,315
Trading rights	46,092	48,920
Total	97,009	102,235
Global Execution Services
Technology	35,166	38,682
Customer relationships	31,556	33,278
Trade names	3,600	3,800
Total	70,322	75,760
Corporate and Other
Technology	12,000	13,500
Consolidated Total	$179,331	$191,495

		June 30, 2014	December 31, 2013
Technology (1)	Gross carrying amount	$125,961	$120,346
	Accumulated amortization	(27,878)	(14,849)
	Net carrying amount	98,083	105,497
Trading rights (2)	Gross carrying amount	61,897	62,450
	Accumulated amortization	(15,805)	(13,530)
	Net carrying amount	46,092	48,920
Customer relationships (3)	Gross carrying amount	35,000	35,000
	Accumulated amortization	(3,444)	(1,722)
	Net carrying amount	31,556	33,278
Trade names (4)	Gross carrying amount	4,000	4,000
	Accumulated amortization	(400)	(200)
	Net carrying amount	3,600	3,800
Total	Gross carrying amount	226,858	221,796
	Accumulated amortization	(47,527)	(30,301)
	Net carrying amount	$179,331	$191,495

(1)	The weighted average remaining life for technology, including capitalized software, was approximately 4 years as of both June 30, 2014 and December 31, 2013.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 7 and 8 years as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, $7.1 million and $7.6 million, respectively, of trading rights had indefinite useful lives.

(3)
Customer relationships relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life was approximately 9 and 10 years as of June 30, 2014 and December 31, 2013, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life was approximately 9 and 10 years as of June 30, 2014 and December 31, 2013, respectively.
The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Amortization expense	$8,732	$1,380	$17,226	$2,759
As of June 30, 2014, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the six months ended December 31, 2014	$17,646
For the year ended December 31, 2015	34,476
For the year ended December 31, 2016	33,398
For the year ended December 31, 2017	30,950
For the year ended December 31, 2018	19,396
11.    Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$117,259	$116,086	$117,259	$118,432
Senior Secured Notes	305,000	325,588	305,000	320,823
First Lien Credit Facility	—	—	235,000	235,000
Total Debt	$422,259	$441,674	$657,259	$674,255
The fair value of the Cash Convertible Senior Subordinated Notes and Senior Secured Notes is based upon the value of such debt in the secondary market. The carrying value of the First Lien Credit facility approximated fair value as it was not materially sensitive to shifts in interest rates due to its floating interest rate, which also considers changes in the Company's credit quality and financial condition. These liabilities would all be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
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

•
Each holder of the Convertible Notes had the right to deliver a “Fundamental Change Repurchase Notice” requiring the Company to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
The Company deposited with the paying agent an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent such Convertible Notes will cease to be outstanding.

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of June 30, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of June 30, 2014 and December 31, 2013, $117.3 million of the Convertible Notes were outstanding.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of June 30, 2014, the Company was in compliance with the covenants.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, (the "Senior Secured Notes Registration Rights Agreement") between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes (the "Exchange Offer"), (ii) issue in exchange for the Senior Secured Notes a new series of exchange notes within 365 days after June 5, 2013, and, (iii) in certain

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will begin to accrue and be payable on the Senior Secured Notes.
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
In May 2014, the Company received consents from Holders of 98.5% of the aggregate principal amount of the Senior Secured Notes outstanding to amend the terms of the Senior Secured Notes Registration Rights Agreement. As a result, the Company entered into the First Amendment (the “Amendment”) to the Senior Secured Notes Registration Rights Agreement. The Amendment (i) postponed the deadline by which the Company must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC, from June 5, 2014 to June 30, 2015, and (ii) postponed the deadline by which the Company must use commercially reasonable efforts to file with and have declared effective by the SEC a shelf registration statement to cover certain resales of the Senior Secured Notes from June 5, 2014 to June 30, 2015. The Amendment also had the effect of postponing the date on which an additional interest, which constitutes liquidated damages and is the exclusive remedy available to Holders for failing to register the Senior Secured Notes, begins to accrue as a result of failing to consummate the Exchange Offer or have a shelf registration statement declared effective. Accordingly, the Company and the Guarantors no longer have any obligation to pay Holders additional interest as of June 5, 2014, even though the Company and the Guarantors did not prepare, file or have declared effective a registration statement or a shelf registration statement or consummate the Exchange Offer by such date.
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
In 2013, the Company repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million totaling $117.3 million was drawn from cash held in the Collateral Account and the remainder of the $300.0 million was paid out of available cash including proceeds from the sale of Urban. In conjunction with these payments, the Company wrote down $13.2 million of its capitalized debt costs associated with the Credit Agreement.
During the six months ended June 30, 2014, the Company repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, the Company wrote down the remaining $9.6 million, of its capitalized debt costs associated with the Credit Agreement.
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
The Company incurred issuance costs of $38.5 million in connection with the issuance of Senior Secured Notes, Credit Agreement and consent solicitations. The remaining issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Senior Secured Notes. Including issuance costs, the Senior Secured Notes had an effective yield of 9.1%.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”) and Knight Capital Americas LLC ("KCA"), wholly-owned broker dealer subsidiaries of KCG, as borrowers, and KCG, as guarantor, entered into a credit agreement (the "KCGA Facility Agreement”) with a consortium of banks and financial institutions. The KCGA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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
Borrowings under the KCGA Revolving Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of June 30, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of June 30, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest expense	$7,349	$1,970	$16,765	$2,193
Amortization of debt issuance cost (1)	2,791	359	11,557	472
Commitment fee	394	8,937	788	8,937
Total	$10,534	$11,266	$29,110	$11,602

(1)
Of the $2.8 million of amortization of debt issuance cost incurred during the three months ended June 30, 2014, $2.0 million is included in Writedown of debt issuance costs and $0.8 million is in Other expenses. Of the $11.6 million of amortization of debt issuance cost incurred during the six months ended June 30, 2014, $9.6 million is included in Writedown of debt issuance costs and $2.0 million is in Other expenses. The writedown amounts were incurred as a result of the $50.0 million and $235.0 million repayment of the First Lien Credit Facility made during the three and six months ended June 30, 2014, respectively.

12.    Related Parties
In the normal course of business the Company interacts with Jefferies LLC (together with certain of its affiliates, “Jefferies”), BATS and, prior to its merger with BATS, Direct Edge, each of which is considered to be a related party as of June 30, 2014, and in the case of BATS only, as of June 30, 2013.  As of June 30, 2014, Jefferies was the beneficial owner of more than 10 percent of KCG’s Class A Common Stock and KCG owned more than 10 percent of the equity of BATS.  Following the Mergers and prior to Direct Edge's merger with BATS in January 2014, KCG owned more than 10 percent of the equity of Direct Edge. Neither Jefferies nor Direct Edge was a related party as of June 30, 2013.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Statement of Operations	2014	2013	2014	2013
Revenues
Commissions and fees	$2,740	$—	$7,886	$—
Trading revenues, net	541	—	1,355	—
Interest, net	130	—	318	—
Total revenues from related parties	$3,411	$—	$9,559	$—
Expenses
Execution and clearance fees(1)	$(2,798)	$(3,732)	$(7,090)	$(8,626)
Interest expense	120	—	279	—
Other expense	434	—	834	—
Total expenses incurred with respect to related parties	$(2,244)	$(3,732)	$(5,977)	$(8,626)
(1)    Represents net volume based fees received from providing liquidity to related trading venues.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Statements of Financial Condition	June 30, 2014	December 31, 2013
Assets
Securities borrowed	$47,667	$57,732
Receivable from brokers, dealers and clearing organizations	98,680	20,826
Other assets	—	277
Liabilities
Securities loaned	$10,992	$116,062
Payable to brokers, dealers and clearing organizations	114,343	17,820
Accrued expenses and other liabilities	4,334	179
13.    Stock-Based Compensation
KCG Equity Incentive Plan
The Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was established to provide long-term incentive compensation to employees and directors of the Company. As a result of the Mergers, on July 1, 2013, this plan was assumed by KCG and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan ("the KCG Plan"). As of June 30, 2014, there were approximately 33.0 million shares authorized for issuance under the KCG Plan, of which approximately 15.5 million shares are available for grant (subject to adjustment as provided under the KCG Plan).
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

	For the three months ended June 30,	For the six months ended June 30,
	2014	2014
Stock award compensation expense	$14,937	$31,175
Income tax benefit	5,676	11,846
The following table summarizes restricted awards activity for the six months ended June 30, 2014 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2013	8,420	$10.71
Granted	4,157	11.09
Vested	(1,119)	11.11
Forfeited	(313)	12.13
Outstanding at June 30, 2014	11,145	$10.77
There is $74.1 million of unamortized compensation related to unvested RSUs outstanding at June 30, 2014. The cost of these unvested RSUs is expected to be recognized over a weighted average life of 2.0 years.
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
The fair value of each option and SAR granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options and SARs are granted with exercise prices equal to or greater than the market value of the Company’s common stock at the date of grant as defined by the stock plans. The principal assumptions utilized in valuing options and SARs and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option or SAR; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the three and six month ended June 30, 2014 and 2013.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Stock option and SAR compensation expense	$958	$1,920
Income tax benefit	364	730

The following table summarizes stock option and SAR activity and stock options exercisable for the six months ended June 30, 2014 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2013 (1)	4,967	$18.45
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(123)	38.77
Outstanding at June 30, 2014 (1)	4,844	$17.93	$3,752	3.83
Exercisable at June 30, 2014	521	$40.75	$—	2.12
Available for future grants at June 30, 2014 (2)	15,509
(1) Includes 1.7 million of SARs.
(2) Represents options, SARs and awards available for grant.
The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the three and six months ended June 30, 2014.
There is $5.2 million of unamortized compensation related to unvested stock options and SARs outstanding at June 30, 2014. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.4 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits. Given that the units vested in connection with the Mergers, the Company fully amortized the units as of June 30, 2013. Deferred compensation payable at June 30, 2014 and December 31, 2013 related to incentive units was $3.4 million and $3.8 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a summary of the changes in the incentive units for the six months ended June 30, 2014 (units in thousands):

Vested
Incentive units at December 31, 2013	49
Issued	—
Vested	—
Exercised	(6)
Canceled	—
Incentive units at June 30, 2014	43
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
As noted, in connection with the Mergers, all outstanding incentive units, Class B units and Class E units vested, and as a result the remaining unamortized expense was accelerated. The accelerated amortization expense recorded during the three and six months ended June 30, 2013 for incentive units, Class B units and Class E units was $1.3 million, $9.4 million and $3.5 million, respectively.
Compensation expense (benefit) related to the Class B, Class E and Incentive units, all of which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Class B and E units	$—	$16,942	$—	$19,860
Incentive units	(14)	1,884	(188)	2,293
Total	$(14)	$18,826	$(188)	$22,153

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Upon completion of the Mergers, the Company became subject to U.S. corporate income taxes. As described in Footnote 2 “Merger of GETCO and Knight”, following the Mergers the Company recorded $65.5 million of deferred tax assets as a result of recording Knight’s assets and liabilities under the purchase method of accounting as well as recording the value of Knight’s NOLs and tax credit carryforwards as described below.
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
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

U.S. federal statutory income tax expense (benefit)	$5,077	$(26,193)	$25,862	$(27,893)
Income not subject to U.S. corporate income tax	—	27,461	—	29,206
U.S. state and local income taxes, net of U.S. federal income tax effect	676	247	1,956	473
Nondeductible expenses (1)	211	132	414	170
Foreign taxes	(165)	1,761	(102)	3,559
Other, net	(279)	(93)	(143)	(226)
Income tax expense	$5,520	$3,315	$27,987	$5,289
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
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its federal deferred tax assets in the future, and therefore no valuation allowance has been recorded at June 30, 2014. Management believes that positive evidence including the Company's history of sustainable profitability, actual profitability for the first half of 2014, and its forecasts of future profitability outweighs the negative evidence. The Company has recorded a full valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.
Included in the Company’s deferred tax assets are benefits associated with NOL carryforwards generated by Knight in periods prior to the Mergers. At June 30, 2014, the Company had projected overall U.S. federal NOL carryforwards of $194.7 million of which $89.2 million resulted from the acquisition of Knight. The Company recorded a related deferred income tax asset for $68.1 million and an offsetting valuation allowance of $6.8 million at June 30, 2014, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. The Company did not have any NOLs or related deferred tax assets at June 30, 2013.

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
At June 30, 2014 the Company recorded a valuation allowance for substantially all of its state and local NOL carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At June 30, 2014, the Company had non-U.S. NOL carryforwards of $86.4 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.1 million for these NOL carryforwards as of June 30, 2014, along with an offsetting U.S. federal deferred tax liability of $18.9 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely. At June 30, 2014, the Company had tax credit carryforwards which were generated by Knight in periods prior to the Mergers, general business credit carryforwards of $4.4 million and alternative minimum tax credit carryforwards $6.8 million.
At June 30, 2014, the Company had $2.2 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. The Company had no such unrecognized tax benefits at June 30, 2013.
As of June 30, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through July 1, 2013, and to non-U.S. income tax examinations for the tax years 2007 through 2012. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through July 1, 2013. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
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
15. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance March 31, 2014	$(101)	$1,566	$1,465
Other comprehensive income (loss)	(96)	291	195
Balance June 30, 2014	$(197)	$1,857	$1,660

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$36	$1,365	$1,401
Other comprehensive income (loss)	(233)	492	259
Balance June 30, 2014	$(197)	$1,857	$1,660

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance March 31, 2013	$126,263	$84	$126,347
Other comprehensive loss	(7,394)	(487)	(7,881)
Balance June 30, 2013	$118,869	$(403)	$118,466

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$114,319	$—	$114,319
Other comprehensive income (loss)	4,550	(403)	4,147
Balance June 30, 2013	$118,869	$(403)	$118,466
For the three and six months ended June 30, 2013, the Company recorded ($7.4 million) and $4.6 million, respectively, in unrealized (losses) gains related to GETCO's investment in Knight prior to the Mergers.
16. Writedowns and Other Charges
Writedown of capitalized debt costs
During the three and six months ended June 30, 2014, the Company made $50.0 million and $235.0 million, respectively, in principal repayments under the Credit Agreement. As a result, $2.0 million and $9.6 million, respectively, in capitalized debt costs were written down.
Lease loss accrual
For the three and six months ended June 30, 2014, the Company recorded $1.9 million and $2.2 million, respectively, of net lease loss accruals related to excess real estate capacity. For the three and six months ended June 30, 2013, the Company recorded $0.9 million of net lease loss accrual related to excess real estate capacity.
Writedown of assets
For the three and six months ended June 30, 2013, the Company recorded $0.2 million and $2.4 million, respectively, in writedown of assets primarily related to leasehold improvements and fixed assets in connection with the shut down of the Company's Hong Kong office.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The number of such options, warrants and SARs excluded from the EPS calculation was approximately 28.3 million for both the three and six months ended June 30, 2014. Such options, warrants and SARS were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of KCG Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,
	2014		2013
	Numerator / net income	Denominator / shares	Numerator / net (loss)	Denominator / shares
Income (loss) from continuing operations and shares used in basic calculations	$8,987	114,859	$(78,151)	45,576
Effect of dilutive stock based awards		2,742		—
Income (loss) from continuing operations and shares used in diluted calculations	$8,987	117,601	$(78,151)	45,576
Loss from continuing operations allocated to preferred and participating units	$—		$(21,535)
Income (loss) from continuing operations attributable to common shareholders	$8,987		$(56,616)
Basic earnings (loss) per common share from continuing operations		$0.08		$(1.24)
Diluted earnings (loss) per common share from continuing operations		$0.08		$(1.24)

	For the six months ended June 30,
	2014		2013
	Numerator / net income	Denominator / shares	Numerator / net (loss)	Denominator / shares
Income (loss) from continuing operations and shares used in basic calculations	$45,904	115,282	$(84,983)	45,514
Effect of dilutive stock based awards		2,888		—
Income (loss) from continuing operations and shares used in diluted calculations	$45,904	118,170	$(84,983)	45,514
Loss from continuing operations allocated to preferred and participating units	$—		$(21,535)
Income (loss) from continuing operations attributable to common shareholders	$45,904		$(63,448)
Basic earnings (loss) per common share from continuing operations		$0.40		$(1.39)
Diluted earnings (loss) per common share from continuing operations		$0.39		$(1.39)
Prior to the Mergers, GETCO units comprised preferred and common units, and net income was allocated among the various classes of units based upon participation rights in undistributed earnings. The number of shares used to calculate EPS for 2013 are GETCO units converted into KCG shares using an exchange ratio as detailed in the Merger Agreement.
18. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2014 or 2013.
19. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of the litigation and regulatory matters, particularly

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these ordinary matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period, depending, in part, upon operating results for that period. The Company carries directors and officers liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.
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
While the Company is currently unable to predict the outcome of any existing or future litigation related to the August 1, 2012 technology issue, the August 6, 2012 recapitalization, or the Mergers, an unfavorable outcome in one or more of these matters could have a material adverse effect on its financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against such litigation.
Legal
Litigation Related to the August 1, 2012 Technology Issue
On October 26, 2012, Knight, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey, Case No. 2:12-cv-06760. Generally, this putative class action complaint alleged that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a purported class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint, which was fully briefed as of August 2013. Before the court rendered a decision on the motion to dismiss, the plaintiff filed a second amended complaint on December 20, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. More specifically, the plaintiff referred to KCA's October 2013 settlement with the SEC and alleged that the defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between May 10, 2011 and August 1, 2012 paid an inflated price. The defendants filed a motion to dismiss the second amended complaint on February 18, 2014. The motion was fully briefed as of June 5, 2014, and is before the court for decision.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including court approval following notice to Knight's former stockholders. It also contemplated that in the event that the parties enter into a stipulation of settlement, a hearing

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

would be scheduled at which the Delaware Court of Chancery would consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it would resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Knight's former stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplated that plaintiffs' counsel will file a petition in the Delaware Court of Chancery for an award of attorneys' fees and expenses to be paid by KCG.
On June 5, 2014, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”). As contemplated in the memorandum of understanding, the Stipulation provides, among other things, that in exchange for the supplemental disclosures and changes to Knight’s and KCG’s risk committee charters discussed above, and upon final approval by the Delaware Court of Chancery, the Delaware and New York stockholder plaintiffs, and a class of former Knight stockholders that includes such plaintiffs, will finally and fully resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith. The Stipulation further provides that counsel for the Delaware and New York shareholder plaintiffs will seek, and the defendants will not oppose, court approval of an award of attorneys’ fees and costs in an amount not to exceed $490,000. The Stipulation and the settlement it contemplates, is not, and should not be construed as, an admission of wrongdoing or liability by any of the defendants. Nonetheless, the defendants entered into the settlement to avoid the risk of the stockholder actions delaying or adversely affecting the Mergers, to minimize the substantial expense, burden, distraction and inconvenience of continued litigation, and to fully and finally resolve the claims in the stockholder actions.
On June 9, 2014, the parties to the Stipulation filed the Stipulation and associated exhibits with the Delaware Court of Chancery, seeking among other things, preliminary approval of the settlement, conditional certification of a non-opt-out class of former Knight stockholders for settlement purposes only, and the scheduling of a final settlement hearing.
On June 17, 2014, the Delaware Court of Chancery entered an order preliminarily approving the settlement as set forth in the Stipulation, conditionally certifying a non-opt-out class of former Knight stockholders for settlement purposes only pursuant to Court of Chancery Rules 23(a), 23(b)(1), and 23(b)(2), and scheduling a final settlement hearing to be held on September 26, 2014. The Court’s preliminary order provides that at the final settlement hearing, the Court will, among other things, determine whether to finally certify the non-opt-out class of former Knight stockholders, determine whether the settlement is fair, reasonable, and adequate to the class and should be approved by the Court, determine whether to enter a final order and judgment dismissing the action with prejudice, consider the application for attorneys’ fees and costs by counsel for the Delaware and New York shareholder plaintiffs, and rule on such other matters as the Court may deem appropriate. The Court’s preliminary order further provides that members of the conditionally-certified class shall receive notice of the settlement hearing at least 45 days prior to the hearing, which notice shall describe, among other things, the material terms of the settlement and the procedures for class members to follow if they wish to object to the settlement and/or be heard at the final hearing. If the Court finally approves the settlement, it will dismiss the Delaware shareholder action with prejudice. Within ten days of such an order, the New York shareholder plaintiff is required by the Stipulation to seek dismissal with prejudice of the New York shareholder action.
Trading Litigation
On April 18, 2014, KCG and 40 other market participants were named as defendants in a purported class action complaint entitled City of Providence v. BATS Global Markets, Inc. et al., 14-cv-2811, in the U.S. District Court for the Southern District of New York on behalf of public stockholders who purchased and/or sold stock in the United States during the period from on and after April 18, 2009 on a U.S.-based public stock exchange or alternative trading venue. Generally, the complaint alleges that defendants engaged in manipulative, self-dealing and deceptive conduct in connection with the trading of securities. The claims against KCG are made pursuant to Sections 10b and 20A and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks, among other things, equitable and injunctive relief, as well as unspecified compensatory damages, restitution and disgorgement.  Between May 2, 2014 and June 13, 2014, three other groups of plaintiffs filed similar complaints in the same court under the following captions:  American European Insurance Co. v. BATS Global Markets, Inc. et al., 14-cv-3133; Harel Insurance Co., Ltd. v. BATS Global Markets, Inc. et al., 14-cv-3608; and Flynn et al. v. Bank of America Corp. et al., 14-cv-4321.  On July 2, 2014, the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

court consolidated the four actions and appointed the original plaintiffs - primarily institutional investors - lead plaintiffs and their chosen counsel as lead counsel.
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
In addition, there has been an increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, high frequency trading, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from the SEC requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
Lease and Contract Obligations
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At June 30, 2014, the obligations have a weighted-average interest rate of 4.19% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at June 30, 2014 consist of (in thousands):

Minimum Payments
Six months ending December 31, 2014	$4,226
2015	3,686
2016	1,614
2017	322
Total	$9,848
The total interest expense related to capital leases for the three and six months ended June 30, 2014, and 2013 included in the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest expense - Capital leases	$102	$201	$190	$451
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $5.0 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively, and $10.1 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases. As of June 30, 2014, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Six months ending December 31, 2014	$15,407	$2,042	$13,365
Year ending December 31, 2015	29,530	4,914	24,616
Year ending December 31, 2016	29,183	4,850	24,333
Year ending December 31, 2017	27,640	4,426	23,214
Year ending December 31, 2018	26,796	2,720	24,076
Thereafter through December 31, 2027	82,676	12,521	70,155
Total	$211,232	$31,473	$179,759
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At June 30, 2014, the Company had provided letters of credit for $2.5 million, collateralized by U.S. Treasury Bills, as a guarantee for two of its lease obligations. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
The Company, through its FCM, also provides execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at June 30, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

21.    Business Segments
As of June 30, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended June 30, 2014:
Revenues	$218,446	$85,903	$9,784	$314,133
Pre-tax earnings	36,004	736	(22,233)	14,507
Total assets	4,303,928	1,560,919	1,797,627	7,662,474
For the three months ended June 30, 2013:
Revenues	$113,501	$13,060	$(6,928)	$119,633
Pre-tax earnings	1,922	(3,121)	(73,637)	(74,836)
Total assets	1,924,622	20,666	245,413	2,190,701
For the six months ended June 30, 2014:
Revenues	$495,792	$173,123	$28,875	$697,790
Pre-tax earnings	112,036	2,752	(40,897)	73,891
Total assets	4,303,928	1,560,919	1,797,627	7,662,474
For the six months ended June 30, 2013:
Revenues	$215,568	$22,334	$(3,277)	$234,625
Pre-tax earnings	7,809	(4,948)	(82,555)	(79,694)
Total assets	1,924,622	20,666	245,413	2,190,701
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in financial results prior to January 1, 2014. For the three months ended June 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $5.9 million and $1.8 million, respectively. For the six months ended June 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $13.0 million and $4.2 million, respectively.

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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the three and six months ended June 30, 2013 comprise the results of GETCO only and the financial results for the three and six months ended June 30, 2014, comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company's industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Any forward-looking statement contained herein speaks only as of the date on which it is made. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the Mergers including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the sale of KCG's reverse mortgage origination and securitization business and the departure of the managers of KCG's listed derivatives group; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems ("ATS") manner of operations, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC, including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
Executive Overview
We are a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. The Company combines advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based market making. KCG has multiple access points to trade global equities, options, futures, fixed income, foreign currencies and commodities via voice or automated execution.
On December 19, 2012, Knight, and GETCO entered into the Merger Agreement. The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO became wholly-owned subsidiaries of KCG.
Pursuant to the Merger Agreement, each outstanding share of Knight Class A common stock, par value $0.01 per share ("Knight Common Stock") was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A Common Stock. As a result of the elections and proration procedures provided in the Merger Agreement, former Knight stockholders received a cash payment, in aggregate, of $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
Results of Operations
As of June 30, 2014, our operating segments comprised the following:

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
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Market Making
Revenues	$218,446	$113,501	$495,792	$215,568
Expenses	182,442	111,579	383,756	207,759
Pre-tax earnings	36,004	1,922	112,036	7,809
Global Execution Services
Revenues	85,903	13,060	173,123	22,334
Expenses	85,167	16,181	170,371	27,282
Pre-tax earnings (loss)	736	(3,121)	2,752	(4,948)
Corporate and Other
Revenues	9,784	(6,928)	28,875	(3,277)
Expenses	32,017	66,709	69,772	79,278
Pre-tax loss	(22,233)	(73,637)	(40,897)	(82,555)
Consolidated
Revenues	314,133	119,633	697,790	234,625
Expenses	299,626	194,469	623,899	314,319
Pre-tax earnings (loss)	$14,507	$(74,836)	$73,891	$(79,694)
Totals may not add due to rounding.
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in any financial results prior to January 1, 2014. For the three months ended June 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $5.9 million and $1.8 million, respectively. For the six months ended June 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $13.1 million and $4.2 million, respectively.

Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of the writedown of capitalized debt costs related to early repayment of debt; gains and losses from strategic assets; professional and other fees related to the Mergers; compensation expense related to a reduction in workforce; writedowns of assets and lease loss accruals primarily related to office consolidations.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three and six months ended June 30, 2014 and 2013.
The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the three and six months ended June 30, 2014 and 2013 (in thousands):

Three months ended June 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$36,004	$736	$(22,233)	$14,507
Writedown of capitalized debt costs	—	—	1,995	1,995
Compensation related to reduction in workforce	383	1,886	800	3,069
Writedown of assets and lease loss accrual	452	—	1,489	1,941
Adjusted pre-tax earnings	$36,839	$2,622	$(17,949)	$21,512
Totals may not add due to rounding

Three months ended June 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$1,922	$(3,121)	$(73,637)	$(74,836)
Professional and other fees related to Mergers	—	—	33,299	33,299
Compensation and other expenses related to Mergers	—	—	22,031	22,031
Compensation and other expenses related to reduction in workforce	1,852	335	—	2,187
Impairment of strategic asset	—	—	9,184	9,184
Writedown of assets and lease loss accrual	—	—	1,074	1,074
Adjusted pre-tax earnings	$3,774	$(2,786)	$(8,049)	$(7,061)
Totals may not add due to rounding

Six months ended June 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$112,036	$2,752	$(40,897)	$73,891
Writedown of capitalized debt costs	—	—	9,552	9,552
Income resulting from merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Compensation related to reduction in workforce	383	1,886	800	3,069
Writedown of assets and lease loss accrual, net	811	—	1,396	2,207
Adjusted pre-tax earnings	$113,230	$4,638	$(38,793)	$79,075
Totals may not add due to rounding

Six months ended June 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$7,809	$(4,948)	$(82,555)	$(79,694)
Professional and other fees related to Mergers	—	—	38,875	38,875
Compensation and other expenses related to Mergers	—	—	22,031	22,031
Compensation and other expenses related to reduction in workforce	3,963	865	378	5,206
Impairment of strategic asset	—	—	9,184	9,184
Writedown of assets and lease loss accrual	—	—	3,312	3,312
Adjusted pre-tax earnings	$11,772	$(4,083)	$(8,775)	$(1,086)
Totals may not add due to rounding
A summary of the changes in our financial results and balances follows. The primary reason for the variance between the three and six months ended June 30, 2014 and 2013 results is the Mergers which occurred on July 1, 2013. Financial results for periods prior to the Mergers reflect solely the results of GETCO while periods following the Mergers reflect the results of KCG which includes both GETCO and Knight.
Consolidated revenues for the three months ended June 30, 2014 increased $194.5 million from the same period a year ago, while consolidated expenses increased $105.2 million. Consolidated pre-tax earnings from continuing operations for the three months ended June 30, 2014 was $14.5 million as compared to a consolidated pre-tax loss of $74.8 million for the same period a year ago.
The Company’s net revenues, which it defines as total revenues, less execution and clearance fees, payments for order flow, collateralized financing interest and non-recurring gains (losses) on investments (“adjusted net revenues”) were $216.4 million for the three months ended June 30, 2014, compared to $82.4 million for the comparable period in 2013.
Adjusted pre-tax earnings increased from a loss of $7.1 million in the second quarter of 2013 to earnings of $21.5 million in the second quarter of 2014.
Consolidated revenues for the six months ended June 30, 2014 increased $463.2 million from the same period a year ago, while consolidated expenses increased $309.6 million. Consolidated pre-tax earnings from continuing operations for the six months ended June 30, 2014 was $73.9 million as compared to a consolidated pre-tax loss of $79.7 million for the same period a year ago.
The Company’s adjusted net revenues were $486.7 million for the six months ended June 30, 2014, compared to $155.9 million for the comparable period in 2013.
Adjusted pre-tax earnings increased from a loss of $1.1 million in the first half of 2013 to earnings of $79.1 million in the first half of 2014.
Adjusted pre-tax earnings for the three and six months ended June 30, 2014 exclude net non-GAAP adjustments totaling $7.0 million and $5.2 million, respectively. These items primarily comprise the writedown of capitalized debt costs, writedown of assets and lease loss accruals and compensation related to a reduction in workforce offset, in part, by a gain on the BATS Global Markets Inc. ("BATS") and Direct Edge Holdings LLC ("Direct Edge") merger. Adjusted pre-tax earnings for the three and six months ended June 30, 2013 exclude net non-GAAP adjustments totaling $67.8 million and $78.6 million, respectively. These items primarily comprise professional and other fees related to the Mergers, compensation expense related to the Mergers and reduction in workforce, impairment of a strategic asset and writedown of assets and lease loss accruals. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the three and six months ended June 30, 2013 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended June 30, 2014 was $36.8 million, compared to adjusted pre-tax earnings of $3.8 million for the comparable period in 2013. Our adjusted pre-tax earnings from Market Making for the six months ended June 30, 2014 was $113.2 million, compared to adjusted pre-tax earnings of $11.8 million for the comparable period in 2013. Results for the current periods were driven by the acquisition of Knight and its direct-to-client market making strategies. This segment's strong revenue capture, improvements in trading strategies and order routing efficiencies, particularly in direct-to-client equity trading activity, aided the results and were able to offset the low market volumes and volatility in the current quarter which, also particularly impacted the performance of our non-client trading strategies.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended June 30, 2014 was $2.6 million, compared to an adjusted pre-tax loss of $2.8 million for the comparable period in 2013. Our adjusted pre-tax earnings from Global Execution Services for the six months ended June 30, 2014 was $4.6 million, compared to an adjusted pre-tax loss of $4.1 million for the comparable period in 2013. Despite a quarter in which market volumes across many products declined, results for the current quarter and first six months of 2014 were aided by the acquisition of Knight. In the first half of 2014, the Global Execution Services segment included solid results from businesses included in the Knight acquisition such as KCG Hotspot, KCG Bondpoint as well as KCG EMS, which includes Knight Direct and GETAlpha.

•
Corporate and Other—Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $17.9 million for the three months ended June 30, 2014 compared to a loss of $8.0 million for the comparable period in 2013. Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $38.8 million for the six months ended June 30, 2014 compared to a loss of $8.8 million for the comparable period in 2013. A larger infrastructure, including additional corporate employees, a stock lending business and other required costs associated with being a public company all contributed to the additional expense within this segment.

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
During the quarter ended June 30, 2014, trade volume and volatility levels across equity markets decreased as compared to the previous quarter as did similar trading metrics generally across all products we execute. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
There continues to be growth in electronic trading, including direct market access platforms, algorithmic and program trading, high frequency trading ECNs, ATS and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may further reduce demand for traditional institutional voice services.

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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future. As has been widely reported, there has been an increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, high frequency trading, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, and market volatility rules (including, Regulation Systems Compliance and Integrity commonly referred to as, Regulation SCI).

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
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders and commissions on futures transactions are included within Commissions and fees. Also included in Commissions and fees are volume based fees earned from providing liquidity to other trading venues. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and foreign exchange transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.
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
Investment income (loss) and other, net primarily represents returns on our strategic and deferred compensation investments. Such income or loss is primarily affected by the performance and activity of our strategic investments.
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
Other expenses include regulatory fees, corporate insurance, employment fees, amortization of capitalized debt costs and general office expense.

Three Months Ended June 30, 2014 and 2013
Revenues
Market Making

	For the three months ended June 30,
	2014	2013	Change	% of Change
Trading revenues, net (thousands)	$199,053	$98,241	$100,813	102.6%
Commissions and fees (thousands)	25,829	16,753	9,075	54.2%
Interest, net and other (thousands)	(6,436)	(1,493)	(4,943)	N/M
Total Revenues from Market Making (thousands)	$218,446	$113,501	104,945	92.5%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $218.4 million for the three months ended June 30, 2014 and $113.5 million for the comparable period in 2013. Revenues for the three months ended June 30, 2014 were driven by our direct-to-client trading strategies and strong U.S. equity revenue capture offset, in part, by lower market volumes and volatility which, also particularly impacted the performance of our non-client trading strategies.
Global Execution Services

	For the three months ended June 30,
	2014	2013	Change	% of Change
Commissions and fees (thousands)	$78,947	$13,060	$65,887	504.5%
Trading revenues, net (thousands)	7,836	19	7,817	N/M
Interest, net and other (thousands)	(881)	(19)	(862)	N/M
Total Revenues from Global Execution Services (thousands)	$85,903	$13,060	72,843	557.8%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $85.9 million for the three months ended June 30, 2014. Revenues principally reflect the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the three months ended June 30,
	2014	2013	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$9,784	$(6,928)	$16,712	N/M
N/M - Not meaningful
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity and gains or losses on strategic investments were $9.8 million for the three months ended June 30, 2014 and negative revenues of $6.9 million for the comparable period in 2013. Revenues for the three months ended June 30, 2013 includes a $9.2 million charge for impairment of a strategic asset.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees. Employee compensation and benefits expense was $103.4 million for the three months ended June 30, 2014 and $75.1 million for the comparable period in 2013. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers. Excluding the compensation expense related to a reduction in workforce of $3.1 million, employee compensation and benefits was $100.4 million or 46.4% of adjusted net revenues for the three months ended June 30, 2014. Excluding the compensation expense related to a reduction in workforce as well as compensation expense related to the Mergers totaling $24.2 million, employee compensation was $50.9 million or 61.8% of adjusted net revenues for the comparable period in 2013. The decrease in compensation as a percentage of adjusted net revenues related to the improved performance of the Company as well as a decrease in discretionary bonuses.
The number of full time employees increased to 1,207 at June 30, 2014 as compared to 394 at June 30, 2013. As of the Merger date of July 1, 2013, the number of full time employees was 1,397 (excluding employees of Urban).
Execution and clearance fees were $73.2 million for the three months ended June 30, 2014 and $46.0 million for the comparable period in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 23.3% of revenues excluding non-recurring gains and losses on investments ("adjusted revenues") for the three months ended June 30, 2014 and 35.7% for the comparable period in 2013. The variance on a percentage of revenues basis primarily relates to a larger revenue base as well as improved trading performance.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $18.1 million for the three months ended June 30, 2014 and $0.4 million for the comparable period in 2013. The variance is due to the addition of the direct-to-client market making business that was added as part of the Mergers. As a percentage of adjusted revenues, Payments for order flow were 5.8% in the three months ended June 30, 2014 and 0.3% for the comparable period in 2013.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $19.8 million for the three months ended June 30, 2014 and $7.7 million for the comparable period in 2013. The increase was primarily due to the amortization of fixed assets, leasehold improvements and intangible assets acquired during the Mergers.
Debt interest expense was $7.5 million for the three months ended June 30, 2014 and $2.2 million for the comparable period in 2013. Interest expense increased primarily due to interest on the debt financing for the Mergers.
Professional fees were $7.3 million for the three months ended June 30, 2014 and $23.1 million for the comparable period in 2013. Excluding the $22.1 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $1.1 million for the three months ended June 30, 2013. Professional fees related to being a larger publicly traded firm as well as integrating the two firms led to an increase in legal, consulting and auditing fees compared to the second quarter of 2013.
Collateralized financing interest expense was $6.4 million for the three months ended June 30, 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. There were no such agreements in place in the second quarter of 2013 and therefore, there was no such interest expense for that period.
Writedown of capitalized debt costs of $2.0 million for the three months ended June 30, 2014 relates to the writedown of debt issuance costs as a result of the repayment of the remaining $50.0 million principal of the First Lien Credit Facility.
Writedown of assets and lease loss accrual of $1.9 million for the three months ended June 30, 2014 primarily relates to a writedown of excess real estate as we consolidated offices located in Chicago and New York during the quarter. Writedown of assets of $1.1 million for the three months ended June 30, 2013 comprised the writedown of leasehold improvements and fixed assets in connection with excess real estate capacity.
All other expenses were $59.9 million for the three months ended June 30, 2014 and $38.8 million for the comparable period in 2013. These cost increases primarily relate to the addition of the Knight businesses as a result of the Mergers. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. The increase in Occupancy and equipment rentals expense is due to additional real estate related costs following the Mergers. Business development expense primarily includes client-related events. Other expense includes higher employment fees and insurance costs. In the second quarter of 2013, Other expense also included $9.5 million in costs related to the Mergers.
Our effective tax rate for the three months ended June 30, 2014 from continuing operations of 38.0% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges. Our effective tax rate for the three months ended June 30, 2013 from continuing operations of (4.4)% differed from the federal statutory rate of 35% primarily due to losses not subject to U.S. corporate income taxes offset by the effect of state, local and non-U.S. income taxes on profitable subsidiaries.
Six Months Ended June 30, 2014 and 2013
Revenues
Market Making

	For the six months ended June 30,
	2014	2013	Change	% of Change
Trading revenues, net (thousands)	$53,997	$32,978	$21,019	63.7%
Commissions and fees (thousands)	453,685	184,996	268,689	145.2%
Interest, net and other (thousands)	(11,890)	(2,405)	(9,485)	N/M
Total Revenues from Market Making (thousands)	$495,792	$215,568	280,224	130.0%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $495.8 million for the six months ended June 30, 2014 and $215.6 million for the comparable period in 2013. Revenues for the six months ended June 30, 2014 were driven by strong U.S. equity revenue capture. Specifically, direct-to-client trading strategies performed extremely well in the first half of 2014, but was offset, in part, by lower market volume and volatility which also particularly impacted our non-client trading strategies.
Global Execution Services

	For the six months ended June 30,
	2014	2013	Change	% of Change
Commissions and fees (thousands)	$163,036	$22,334	$140,701	630.0%
Trading revenues, net (thousands)	11,585	28	11,557	N/M
Interest, net and other (thousands)	(1,498)	(28)	(1,470)	N/M
Total Revenues from Global Execution Services (thousands)	$173,123	$22,334	150,789	675.2%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $173.1 million for the six months ended June 30, 2014. Revenues principally reflect the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the six months ended June 30,
	2014	2013	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$28,875	$(3,277)	$32,152	N/M
N/M - Not meaningful
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity and gains or losses on strategic investments were $28.9 million for the six months ended June 30, 2014 and negative revenues of $3.3 million for the comparable period in 2013. Revenues for the six months ended June 30, 2014 includes a $9.6 million gain which comprises a partial realized gain with respect to the Company’s investment in Direct Edge of $16.2 million offset, in part, by the Company’s share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million. Revenues for the six months ended June 30, 2013 includes a $9.2 million charge for impairment of a strategic asset.

Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees. Employee compensation and benefits expense was $225.7 million for the six months ended June 30, 2014 and $107.4 million for the comparable period in 2013. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers. Excluding the compensation expense related to a reduction in workforce of $3.1 million, employee compensation and benefits was$222.7 million or 45.7% of adjusted net revenues for the six months ended June 30, 2014. Excluding the compensation expense related to a reduction in workforce as well as compensation expense related to the Mergers, employee compensation was $80.1 million or 51.4% of adjusted net revenues for the comparable period in 2013. The decrease in compensation as a percentage of adjusted net revenues related to the improved performance of the Company as well as a decrease in discretionary bonuses.
Execution and clearance fees were $148.7 million for the six months ended June 30, 2014 and $86.9 million for the comparable period in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 21.6% of adjusted revenues for the six months ended June 30, 2014 and 35.6% for the comparable period in 2013. The variance on a percentage of revenues basis primarily relates to a larger revenue base as well as improved trading performance.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, profitability, and competition. Payments for order flow were $40.1 million for the six months ended June 30, 2014 and $1.0 million for the comparable period in 2013. The variance is due to the addition of the direct-to-client market making business that was added as part of the Mergers. As a percentage of adjusted revenues, Payments for order flow were 5.8% in the six months ended June 30, 2014 and 0.4% for the comparable period in 2013.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $39.9 million for the six months ended June 30, 2014 and $15.9 million for the comparable period in 2013. The increase was primarily due to the amortization of fixed assets, leasehold improvements and intangible assets acquired during the Mergers.
Debt interest expense was $17.0 million for the six months ended June 30, 2014 and $2.6 million for the comparable period in 2013. Interest expense increased primarily due to interest on the debt financing for the Mergers.
Professional fees were $12.7 million for the six months ended June 30, 2014 and $29.9 million for the comparable period in 2013. Excluding the $27.6 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $2.2 million for the six months ended June 30, 2013. Professional fees related to being a larger, publicly traded firm as well as integrating the two firms led to an increase in legal, consulting and auditing fees compared to the six months ended June 30, 2013.
Collateralized financing interest expense was $12.6 million for the six months ended June 30, 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. There were no such agreements in place in the first half of 2013 and therefore, there was no such interest expense for that period.
Writedown of capitalized debt costs of $9.6 million for the six months ended June 30, 2014 relates to the writedown of debt issuance costs as a result of the repayment of the remaining $235.0 million principal of the First Lien Credit Facility.
Writedown of assets and lease loss accrual of $2.2 million for the six months ended June 30, 2014 primarily relates to a writedown of excess real estate as we consolidated offices located in Chicago and New York during the year. Writedown of assets of $3.3 million for the six months ended June 30, 2013 comprised the writedown of leasehold improvements and fixed assets in connection with the shutdown of the Company's Palo Alto and Hong Kong office.
All other expenses were $115.3 million for the six months ended June 30, 2014 and $67.3 million for the comparable period in 2013. These cost increases primarily relate to the addition of the Knight businesses as a result of the Mergers. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. The increase in Occupancy and equipment rentals expense is due to additional real estate related costs following the Mergers. Business development expense primarily includes client-related events. Other expense includes higher employment fees and insurance costs. In the first half of 2013, Other expense also included $9.5 million in costs related to the Mergers.

Our effective tax rate for the six months ended June 30, 2014 from continuing operations of 37.9% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges. Our effective tax rate for the six months ended June 30, 2013 from continuing operations of (6.6)% differed from the federal statutory rate of 35% primarily due to losses not subject to U.S. corporate income taxes offset by the effect of state, local and non-U.S. income taxes on profitable subsidiaries.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2014 and December 31, 2013, we had total assets of $7.66 billion and $7.00 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$600,865	$674,281
Financial instruments owned, at fair value:
Equities	2,620,427	2,298,785
Listed options	178,598	339,798
Debt securities	90,782	83,256
Collateralized agreements:
Securities borrowed	1,602,467	1,357,387
Receivable from brokers, dealers and clearing organizations (1)	883,047	750,440
Total cash and assets readily convertible to cash	$5,976,186	$5,503,947
* Totals may not add due to rounding.
(1) Excludes $365.0 million and $304.3 million of assets segregated or held in separate accounts under federal or other regulations and $340.9 million and $202.5 million of securities failed to deliver as of June 30, 2014 and December 31, 2013, respectively.
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
Receivable from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date.
As of June 30, 2014, $1.43 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2013, $1.23 billion of equities were pledged as collateral to third-parties under financing arrangements.
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
Total liabilities were $6.13 billion at June 30, 2014 and $5.49 billion at December 31, 2013. Similar to the asset side, the growth in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to activity of our trading strategies. As noted throughout the document, substantially all of our debt was issued in order to complete the Mergers, while the decrease in the balance since December 31, 2013 is due to repayments of our debt. The “Liquidity and Capital Resources” section below includes a detailed description of the debt.
Equity increased by $24.2 million, from $1.51 billion at December 31, 2013 to $1.53 billion at June 30, 2014. The increase in equity from December 31, 2013 was primarily a result of earnings and stock-based compensation activity during the six months ended June 30, 2014, offset by our stock repurchase activity.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, a series of debt transactions and the issuance of equity.
At June 30, 2014, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.21 billion.
Net income from continuing operations was $9.0 million during the three months ended June 30, 2014 compared to a net loss from continuing operations of $78.2 million for the three months ended June 30, 2013. Included in these amounts were certain non-cash income and expenses such as loss on investment, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $15.9 million and $24.0 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense was $19.8 million and $7.7 million for the three months ended June 30, 2014 and 2013, respectively. We had non-cash charges of $1.9 million and $1.1 million for the writedown of excess real estate and fixed assets at certain locations for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million for the writedown of capitalized debt costs in conjunction with our remaining $50.0 million in principal repayment of debt for the three months ended June 30, 2014. We also had a non-cash loss of $9.2 million from an impairment of a strategic asset for the three months ended June 30, 2013. There were no non-cash writedowns for the three months ended June 30, 2014.
Capital expenditures related to our continuing operations were $12.3 million and $6.2 million during the three months ended June 30, 2014 and 2013, respectively. Purchases of investments were $11,000 during the three months ended June 30, 2014 and none for the three months ended June 30, 2013. Proceeds and distributions received from investments were $6.3 million for the three months ended June 30, 2014 and none during the three months ended June 30, 2013.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended.
The Convertible Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. The Convertible Notes are reported as Debt in our Consolidated Statements of Financial Condition.
As a result of the Mergers, on July 1, 2013, KCG became a party to Knight's $375.0 million Convertible Notes. On July 1, 2013, we delivered a notice (the “Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

•
The completion of the Mergers on July 1, 2013 and the results of the election of the holders of KCG Class A Common Stock to receive cash consideration for such KCG Class A Common Stock constitutes a “Fundamental Change";

•
Each holder of the Convertible Notes had the right to deliver a “Fundamental Change Repurchase Notice” requiring the Company to repurchase all or any portion of the principal amount of the Convertible Notes at a Fundamental Change Repurchase Price of 100% of the principal amount plus accrued and unpaid interest on August 5, 2013, the Fundamental Change Repurchase Date; and

•
The Company deposited with the paying agent an amount of money sufficient to repurchase all of the Convertible Notes to be repurchased; and upon payment by the paying agent such Convertible Notes will cease to be outstanding.

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the collateral agent under the First Lien Credit Facility (the "Collateral Account").
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of June 30, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of June 30, 2014 and December 31, 2013, $117.3 million of the Convertible Notes were outstanding.
Debt incurred in connection with Mergers
In connection with the Mergers, we entered into a series of debt financing transactions. Described below are the details of these transactions.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of June 30, 2014, the Company was in compliance with the covenants.
On July 1, 2013, KCG and the Guarantors entered into a joinder to the registration rights agreement dated June 5, 2013, (the "Senior Secured Notes Registration Rights Agreement") between Finance LLC and Jefferies LLC as representative of the initial purchasers of the Senior Secured Notes. Pursuant to the registration rights agreement, KCG shall use commercially reasonable efforts to (i) file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes (the "Exchange Offer"), (ii) issue in exchange for the Senior Secured Notes a new series of exchange notes within 365 days after June 5, 2013, and, (iii) in certain circumstances, file a shelf registration statement with respect to resales of the Senior Secured Notes. If KCG and the Guarantors fail to comply with certain obligations under the Senior Secured Notes Registration Rights Agreement, additional interest of up to 1.00% per annum will begin to accrue and be payable on the Senior Secured Notes.
In October 2013, we received consents from holders ("Holders") of 99.7% of the aggregate principal amount of the Senior Secured Notes outstanding to amend, among other things, the terms of the Senior Secured Notes among the Company, The Bank of New York Mellon, as trustee and collateral agent (the “Trustee”), and the Guarantors. As a result, we entered into the Third Supplemental Indenture with the Trustee to amend the Senior Secured Notes Indenture to permit the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
In May 2014, we received consents from Holders of 98.5% of the aggregate principal amount of the Senior Secured Notes outstanding to amend the terms of the Senior Secured Notes Registration Rights Agreement. As a result, we entered into the First Amendment (the “Amendment”) to the Senior Secured Notes Registration Rights Agreement. The Amendment (i) postponed the deadline by which the Company must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC, from June 5, 2014 to June 30, 2015, and (ii) postponed the deadline by which the Company must use commercially reasonable efforts to file with and have declared effective by the SEC a shelf registration statement to cover certain resales of the Senior Secured Notes from June 5, 2014 to June 30, 2015. The Amendment also had the effect of postponing the date on which an additional interest, which constitutes liquidated damages and is the exclusive remedy available to Holders for failing to register the Senior Secured Notes, begins to accrue as a result of failing to consummate the Exchange Offer or have a shelf registration statement declared effective. Accordingly, the Company and the Guarantors no longer have any obligation to pay Holders additional interest as of June 5, 2014, even though the Company and the Guarantors did not prepare, file or have declared effective a registration statement or a shelf registration statement or consummate the Exchange Offer by such date.
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
In 2013, we repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million totaling $117.3 million was drawn from cash held in the Collateral Account and the remainder of the $300.0 million was paid out of available cash including proceeds from the sale of Urban. In conjunction with these payments, we wrote down $13.2 million of our capitalized debt costs associated with the Credit Agreement.
During the six months ended June 30, 2014, we repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, we wrote down the remaining $9.6 million, of our capitalized debt costs associated with the Credit Agreement.
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
We incurred issuance costs of $38.5 million in connection with the issuance of Senior Secured Notes, Credit Agreement and consent solicitations. The remaining issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the respective term of the Senior Secured Notes. Including issuance costs, the Senior Secured Notes had an effective yields of 9.1%.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”) and Knight Capital Americas LLC ("KCA"), wholly-owned broker dealer subsidiaries of KCG, as borrowers, and KCG, as guarantor, entered into a credit agreement (the "KCGA Facility Agreement”) with a consortium of banks and financial institutions. The KCGA Facility Agreement replaces an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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
Borrowings under the KCGA Revolving Facility shall bear interest, at the applicable borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of June 30, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the NSCC.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of June 30, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, we incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
See Footnote 11 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q.
Stock repurchase
During the second quarter of 2014, the Company approved an initial program to repurchase up to a total of $150.0 million in shares of the Company's outstanding KCG Class A Common Stock and KCG Warrants. Through June 30, 2014, we had repurchased 4.5 million shares for $52.9 million under this program. As of June 30, 2014, we had $97.1 million available to repurchase additional shares under the program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. As of June 30, 2014 we had 121.1 million shares of KCG Class A Common Stock outstanding.
Regulatory requirements
Our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of June 30, 2014, our broker dealer was in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital level and requirements for our regulated U.S. broker dealer subsidiary at June 30, 2014, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$326,935	$31,208	$295,727
As of January 1, 2014, OCTEG was merged into KCA as a result of consolidating our domestic broker dealers and KCA was subsequently renamed KCG Americas LLC.
Our U.K. registered broker dealers are subject to certain financial resource requirements of Financial Conduct Authority ("FCA") while our Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following significant foreign regulated broker dealers at June 30, 2014 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$222,416	$177,749	$44,667
GETCO Europe Limited	11,480	4,688	6,792
The businesses of GETCO Europe Limited were combined into KCG Europe Limited in the second quarter of 2014 but the legal entity itself has not officially dissolved. We are in the process of withdrawing GETCO Europe Limited's membership with the FCA.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Discontinued Operations
In July 2013, we entered into an agreement to sell to an investor group our reverse mortgage origination securitization business, Urban, that was previously owned by Knight. The transaction completed in the fourth quarter of 2013 and residual expenses of Urban's operations and costs of the related sale have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the three and six months ended June 30, 2014.
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
Goodwill
Goodwill of $17.3 million at June 30, 2014 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the quarter ended June 30, 2014 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $179.3 million at June 30, 2014 are primarily a result of the Mergers and are primarily attributable to our Market Making and Global Execution Services segments. We amortize intangible assets with definite lives on a straight-line basis over their useful lives, the majority of which have been determined to range from one to 10 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the quarter ended June 30, 2014 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
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
We maintain a deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge our liability under this plan, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in value of such investments in Investment income (loss) and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.
Market Making, Sales, Trading and Execution Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and other equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Trading revenues, net (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and futures transactions) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Trading revenues, net on our Consolidated Statements of Operations.
Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual, net on the Consolidated Statements of Operations
Income taxes—Prior to the Mergers, GETCO and the majority of its subsidiaries were treated as partnerships or disregarded entities for U.S. income tax purposes and, accordingly, were not subject to federal income taxes. Instead, the former GETCO members were liable for federal income taxes on their proportionate share of taxable income. Upon completion of the Mergers, the Company became a corporation subject to U.S. corporate income taxes and, following the Mergers, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
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
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statements of Operations for the three and six months ended June 30, 2013 have been adjusted by an increase in Investment income (loss) and other, net by $1.9 million and $4.3 million, respectively.
During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income (loss) and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
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
Recent accounting guidance to be adopted in future periods
In April 2014, the FASB issued an ASU that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions may be different than under current guidance.
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.

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
Market Risk
Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, credit spreads and changes in liquidity. Price risks result from exposure to changes in prices of individual financial instruments, baskets and indices. Further risks may result from changes in the factors determining options prices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads. As market makers we are also exposed to “open order” risk where during unusual market conditions we could have an abnormally high percentage of our open orders filled simultaneously and therefore acquire a larger than average position in securities or derivative instruments.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at June 30, 2014 and 2013 was $2.89 billion and $562.8 million, respectively, in long positions and $2.40 billion and $742.7 million, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
We calculate daily the potential losses that might arise from a series of different stress events. These include both single factor and multi factor shocks to asset prices based off both historical events and hypothetical scenarios. The stress calculations include a full recalculation of any option positions, non-linear positions and leverage. Senior management and the independent risk function carefully monitor the highest stress scenarios to ensure that the Company is not unduly exposed to any extreme events.
The potential change in fair value is estimated to be a gain of $8.0 million using a hypothetical 10% increase in equity prices as of June 30, 2014, and an estimated loss of $7.3 million using a hypothetical 10% decrease in equity prices at June 30, 2014. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company has employed a third party tool to assist in the calculation of the Company’s stress risk under the various scenarios that we model.
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
Following the events of August 1, 2012, Knight carefully reviewed the matter internally and subsequently took numerous remedial measures designed to enhance its processes and controls. Subsequent to the Mergers, KCG has continued to refine and enhance its risk governance and control infrastructure. The changes that have been implemented since August 1, 2012 include: appointing a Chief Risk Officer; establishing a formal Risk Committee of the Board; adopting a Risk Committee Charter; establishing a formal Operational Risk Management function and hiring a Global Head of Operational Risk Management; implementing change management controls which require at different stages an additional layer of review and supervisory approval for significant software installations; adding market access controls designed to more closely monitor outbound routers and enable the rapid automatic shut-down of the routers; deploying various kill switches for specific applications and market access; establishing an Emergency Response Center ("ERC") that provides 24-hour coverage during global trading days, creates transparency and awareness around operational risks and changes, and is organized and tasked with responding to operational incidents or natural disasters in real-time; and establishing an Emergency Management Plan that sets forth procedures to be followed when responding to an emergency event that goes beyond individual emergency solving capabilities and has become significant enough to warrant involvement beyond individual groups or the ERC to ensure sound decision making and to minimize impact to the Company. We will continue to carefully monitor, enhance and strengthen our controls as needed.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	June 30, 2014	December 31, 2013
Liquidity Pool Composition
Holding companies
Cash held at banks	$210,689	$225,597
Money market and other highly liquid investments	97,967	27,420
KCGA
Cash held at banks	106,303	19,605
Money market and other highly liquid investments	22,597	130,395
Total Liquidity Pool	$437,556	$403,017
Cash and other highly liquid investments held by other subsidiary entities	$163,309	$271,264
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
Foreign Currency Risk
Our international businesses include transactions in currencies other than the U.S. dollar. As such, changes in foreign exchange rates relative to the U.S. dollar can affect the value of our non-U.S. dollar assets, revenues and expenses. Additionally, our foreign subsidiary in India has a functional currency other than the U.S. dollar which exposes us to foreign currency transaction gains and losses. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

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
Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, KCG's disclosure controls and procedures are effective.
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
The following table contains information about our purchases of KCG Class A Common Stock during the second quarter of 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014
Common stock repurchases	—		—	—
Employee transactions (2)	2		—
Total	2	$9.96	—
May 1, 2014 - May 31, 2014
Common stock repurchases	2,381		2,381	$122,332
Employee transactions (2)	3		—
Total	2,384	$11.62	2,381
June 1, 2014 - June 30, 2014
Common stock repurchases	2,114		2,114	$97,123
Employee transactions (2)	52		—
Total	2,166	$11.92	2,114
Total
Common stock repurchases	4,495		4,495
Employee transactions (2)	58		—
Total	4,553	$11.76	4,495
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, the Company’s Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of the Company’s outstanding KCG Class A Common Stock and KCG Warrants. Under the program, the Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. Through June 30, 2014, we had repurchased 4.5 million shares for $52.9 million under this program.
(2) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

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

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013, (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

________________________________________

*	Filed herewith.
**
Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2014.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEVEN BISGAY
Steven Bisgay
Chief Financial Officer