Form 10-Q
period 2014-09-30
KCG Holdings, Inc.
filed 2014-11-10
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
At November 6, 2014, the number of shares outstanding of the Registrant’s Class A Common Stock was 117,041,279 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the nine months ended September 30, 2013 comprise three months of results of KCG plus six months of GETCO and the financial results for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014, comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2014

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$150,865	$230,471	$615,942	$415,495
Commissions and fees	102,663	109,079	319,696	164,391
Interest, net	139	(177)	798	(970)
Investment income and other, net	18,635	129,965	33,656	125,046
Total revenues	272,302	469,338	970,092	703,962
Expenses
Employee compensation and benefits	95,307	129,631	321,056	236,983
Execution and clearance fees	74,058	81,023	222,801	167,931
Communications and data processing	38,576	44,046	113,651	86,040
Depreciation and amortization	20,298	20,091	60,224	36,004
Payments for order flow	15,377	16,431	55,485	17,468
Debt interest expense	7,714	19,350	24,735	21,995
Occupancy and equipment rentals	7,672	8,898	24,192	15,454
Collateralized financing interest	7,330	4,520	19,887	4,520
Professional fees	7,161	9,077	19,900	38,928
Business development	3,163	2,644	7,455	2,686
Writedown of assets and lease loss accrual, net	301	936	2,508	4,248
Writedown of capitalized debt costs	—	—	9,552	—
Other	10,580	11,318	29,990	30,028
Total expenses	287,537	347,965	911,436	662,285
(Loss) Income from continuing operations before income taxes	(15,235)	121,373	58,656	41,677
Income tax (benefit) expense	(5,796)	(107,190)	22,191	(101,901)
(Loss) Income from continuing operations, net of tax	(9,439)	228,563	36,465	143,578
Loss from discontinued operations, net of tax	(177)	(784)	(1,497)	(784)
Net (loss) income	$(9,616)	$227,779	$34,968	$142,794
Net loss allocated to preferred and participating units	$—	$—	$—	$(21,535)
Net (loss) income attributable to common shareholders	$(9,616)	$227,779	$34,968	$164,329
Basic (loss) earnings per share from continuing operations	$(0.09)	$2.00	$0.32	$2.41
Diluted (loss) earnings per share from continuing operations	$(0.09)	$1.99	$0.31	$2.40
Basic loss per share from discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)
Diluted loss per share from discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)
Basic (loss) earnings per share	$(0.09)	$2.00	$0.31	$2.39
Diluted (loss) earnings per share	$(0.09)	$1.98	$0.30	$2.39
Shares used in computation of basic (loss) earnings per share	110,376	114,113	113,680	68,632
Shares used in computation of diluted (loss) earnings per share	110,376	114,773	117,127	68,855

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net (loss) income	$(9,616)	$227,779	$34,968	$142,794
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	280	(118,918)	47	(114,368)
Cumulative translation adjustment, net of tax	(198)	(4,695)	294	(5,098)
Comprehensive (loss) income	$(9,534)	$104,166	$35,309	$23,328

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets	(In thousands)
Cash and cash equivalents	$540,457	$674,281
Cash and cash equivalents segregated under federal and other regulations	15,805	183,082
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $566,839 at September 30, 2014 and $552,242 at December 31, 2013:

Equities	2,595,507	2,298,785
Listed options	130,931	339,798
Debt securities	123,151	83,256
Total financial instruments owned, at fair value	2,849,589	2,721,839
Collateralized agreements:
Securities borrowed	1,711,214	1,357,387
Receivable from brokers, dealers and clearing organizations	969,018	1,257,251
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	138,892	146,668
Investments	101,746	125,413
Goodwill and Intangible assets, less accumulated amortization	190,601	208,806
Deferred tax asset, net	175,215	175,639
Assets held for sale	686,639	—
Other assets	136,070	146,638
Total assets	$7,515,246	$6,997,004
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$2,057,849	$1,851,006
Listed options	117,829	252,282
Debt securities	186,211	57,198
Other financial instruments	636	5,014
Total financial instruments sold, not yet purchased, at fair value	2,362,525	2,165,500
Collateralized financings:
Securities loaned	778,000	733,230
Financial instruments sold under agreements to repurchase	867,858	640,950
Total collateralized financings	1,645,858	1,374,180
Payable to brokers, dealers and clearing organizations	609,682	474,108
Payable to customers	61,540	481,041
Accrued compensation expense	70,630	149,430
Accrued expenses and other liabilities	160,879	175,910
Capital lease obligations	7,250	10,039
Liabilities held for sale	688,802	—
Debt	422,259	657,259
Total liabilities	6,029,425	5,487,467
Equity
Class A Common Stock
Shares authorized: 1,000,000 at September 30, 2014 and December 31, 2013; Shares issued: 127,679 at September 30, 2014 and 123,317 at December 31, 2013; Shares outstanding: 117,166 at September 30, 2014 and 122,238 at December 31, 2013	1,277	1,233
Additional paid-in capital	1,357,613	1,306,549
Retained earnings	246,646	211,678
Treasury stock, at cost; 10,513 shares at September 30, 2014 and 1,079 shares at December 31, 2013	(121,457)	(11,324)
Accumulated other comprehensive income	1,742	1,401
Total equity	1,485,821	1,509,537
Total liabilities and equity	$7,515,246	$6,997,004

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2014
(Unaudited)

	(in thousands)
	Class A Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2013 - as reported	123,317	$1,233	$1,306,549	$209,393	(1,079)	$(11,324)	$1,401	$1,507,252
Cumulative effect of change in accounting principle - Footnote 3	—	—	—	2,285	—	—	—	2,285
Balance, December 31, 2013 - as adjusted	123,317	1,233	1,306,549	211,678	(1,079)	(11,324)	1,401	1,509,537
Class A Common Stock repurchased	—	—	—	—	(9,434)	(110,133)	—	(110,133)
Stock-based compensation	4,362	44	51,064	—	—	—	—	51,108
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	47	47
Cumulative translation adjustment, net	—	—	—	—	—	—	294	294
Net income	—	—	—	34,968	—	—	—	34,968
Balance, September 30, 2014	127,679	$1,277	$1,357,613	$246,646	(10,513)	$(121,457)	$1,742	$1,485,821

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities	(In thousands)
Net income	$34,968	$142,794
Loss from discontinued operations, net of tax	(1,497)	(784)
Income from continuing operations, net of tax	36,465	143,578
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by operating activities
Non-cash gain on Knight Common Stock	—	(127,972)
Deferred tax benefit	—	(103,499)
Depreciation and amortization	60,224	36,004
Stock and unit-based compensation	44,506	41,537
Writedown and amortization of debt offering costs	12,387	2,479
Writedown of assets and lease loss accrual, net	2,508	4,248
Unrealized (gain) loss on investments	(32,681)	363
Deferred rent	(201)	(247)
Operating activities from discontinued operations	(1,267)	(962)
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(74,262)	(13,397)
Financial instruments owned, at fair value	(127,750)	68,827
Securities borrowed	(353,827)	(159,679)
Receivable from brokers, dealers and clearing organizations	(152,815)	179,403
Other assets	(1,337)	31,059
(Increase) decrease in operating liabilities
Financial instruments sold, not yet purchased, at fair value	197,025	137,389
Securities loaned	44,770	(83,440)
Financial instruments sold under agreements to repurchase	226,907	50,029
Payable to brokers, dealers and clearing organizations	135,702	6,079
Payable to customers	255,600	(41,782)
Accrued compensation expense	(71,846)	12,537
Accrued expenses and other liabilities	(4,142)	(21,988)
Net cash provided by operating activities	195,966	160,566
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	—	509,133
Proceeds and distributions from investments	53,419	3,251
Purchases of fixed assets and leasehold improvements	(26,667)	(14,950)
Capitalized software development costs	(8,735)	(2,556)
Purchases of investments	(733)	(85)
Investing activities from discontinued operations	—	12,963
Sale of trading rights	554	—
Net cash provided by investing activities	17,838	507,756
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	—	535,000
Repayment of Credit Agreement	(235,000)	—
Proceeds from issuance of Senior Secured Notes	—	305,000
Repayment of notes payable	—	(15,000)
Payment of debt issuance cost	—	(34,592)
Issuance of equity to General Atlantic	—	55,000
Payment to former Knight Capital Group, Inc. stockholders	—	(720,000)
Funding of collateral account for Knight Convertible Notes	—	(117,259)
Payment out of collateral account for Knight Convertible Notes	—	(257,741)
Borrowings under capital lease obligations	4,525	—
Principal payments on capital lease obligations	(7,314)	(11,738)
Cost of common stock repurchased	(110,133)	(9,811)
Borrowings under secured credit facility	—	25,000
Repayment of secured credit facility	—	(25,000)
Members' distributions	—	(21,002)
Net cash used in financing activities	(347,922)	(292,143)
Effect of exchange rate changes on cash and cash equivalents	294	(5,098)
(Decrease) increase in cash and cash equivalents	(133,824)	371,081
Cash and cash equivalents at beginning of period	674,281	427,631
Cash and cash equivalents at end of period	$540,457	$798,712
Supplemental disclosure of cash flow information:
Cash paid for interest	$51,754	$25,734
Cash paid for income taxes	$16,884	$9,071

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
On December 19, 2012, Knight Capital Group, Inc.(“Knight”) and GETCO Holding Company, LLC (“GETCO”) entered into an agreement and plan of merger (as amended and restated on April 15, 2013, the “Merger Agreement”) for a series of strategic business combinations (the “Mergers”). The Mergers were approved by the respective stockholders and unitholders of both companies at special meetings held on June 25, 2013, and the Mergers were completed on July 1, 2013. As a result of the Mergers, Knight and GETCO each became a wholly-owned subsidiary of KCG.
The Mergers took place in order to combine the businesses, intellectual capital and resources of the two companies to more successfully compete in the highly regulated and technologically advanced marketplace and to allow for further diversification of each company's revenues from principal and agency trading across asset classes and regions. The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the first six months of 2013 comprise the results of GETCO only and the financial results for the three months ended September 30, 2013 and the three and nine months ended September 30, 2014 comprise the results of KCG.
As of September 30, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, foreign exchange, fixed income and futures to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals to transactions that are executed within this segment; however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) self-directed trading in global equities through a suite of algorithms or via the Company's execution management system; (ii) institutional high touch sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) an institutional spot foreign exchange electronic communication network ("ECN"); (iv) a fixed income ECN that also offers trading applications; (v) an alternative trading system ("ATS") for global equities; and (vi) futures execution and clearing through a futures commission merchant ("FCM").
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Discontinued Operations & Assets and Liabilities held for sale
Management of the Company from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders, or is no longer core to the Company's strategy, the Company may divest or exit such business.
In July 2013, KCG entered into an agreement to sell to an investor group Urban Financial of America, LLC, formerly known as Urban Financial Group, Inc. (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and revenues and expenses of Urban's operations and costs of the related sale have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the three months ended September 30, 2013 and 2014 and the nine months ended September 30, 2014.
In September 2014, KCG entered into an agreement to sell certain assets and liabilities related to the FCM business to Wedbush Securities Inc. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2014. Certain assets and liabilities related to the business have been classified as Assets held for sale and Liabilities held for sale on the Consolidated Statement of Financial Condition as of September 30, 2014.
For further discussion of the Company's discontinued operations and Assets and liabilities held for sale, see Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale".
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
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP") based on, among other factors, the controlling ownership position of the former GETCO unitholders as of the closing of the Mergers. Under the purchase method of accounting, the assets and liabilities of Knight as of July 1, 2013 were recorded at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG for the periods following the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer, the financial results for KCG for the first six months of 2013 comprise solely the results of GETCO.
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
(Unaudited)

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
The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at July 1, 2013, the closing date of the Mergers. As of June 30, 2014, the Company, based on updated information, recorded purchase accounting adjustments that increased goodwill by $1.1 million, deferred tax assets by $3.1 million, and accrued expenses by $3.5 million, and decreased other assets by $0.7 million on the opening balance sheet at July 1, 2013 as well as the December 31, 2013 Consolidated Statement of Financial Condition. As of June 30, 2014, the Company had completed its analysis to finalize the allocation of the purchase price to the Knight acquired assets and liabilities.
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

KCG HOLDINGS, INC.
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
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statements of Operations for the three and nine months ended September 30, 2013 have been adjusted to increase Investment income and other, net by $1.5 million and $5.8 million, respectively.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest Income	$3,650	$3,992	$10,779	$6,022
Interest Expense	(3,511)	(4,169)	(9,981)	(6,992)
Interest, net	$139	$(177)	$798	$(970)
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Dividend Income	$11,967	$9,009	$31,581	$11,484
Dividend Expense	$(10,454)	$(6,899)	$(26,232)	$(8,035)
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
Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 6 “Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.
The Company’s securities borrowed, securities loaned and financial instruments sold under agreements to repurchase are recorded at amounts that approximate fair value. These items are recorded based upon their contractual terms and are not materially sensitive to shifts in interest rates because they are short-term in nature and are substantially collateralized pursuant to the terms of the underlying agreements. These items would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended September 30, 2014 and 2013, the Company recorded losses of $0.9 million and $0.1 million, respectively on foreign currency transactions. For the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

nine months ended September 30, 2014 and 2013, the Company recorded losses on foreign currency transactions of $1.6 million and $1.3 million, respectively.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In April 2014, the FASB issued an ASU that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. The Company early adopted this ASU in 2014.   The adoption of this ASU resulted in additional disclosures within the Company's Consolidated Financial Statements.
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
In June 2014, the FASB issued an ASU to resolve diverse accounting treatment for share based awards in which the terms of the award are related to a performance target that affects vesting. The ASU requires an entity to treat a performance target that could be achieved after the requisite service period as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this ASU to have an impact on the Company’s Consolidated Financial Statements.
In June 2014, the FASB issued an ASU that amends the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance is effective for reporting periods beginning

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

after December 15, 2014. Early adoption is not permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for reporting periods beginning after December 15, 2016. Other than additional disclosure requirements, the adoption of this ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
4. Discontinued Operations & Assets and Liabilities Held for Sale
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and, as a result, the revenues and expenses of Urban's operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three months ended September 30, 2013 and 2014 and the nine months ended September 30, 2014.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues & Additional Gain (Loss) on Sale	$65	$22,114	$(1,248)	$22,114

Expenses:
Payments for order flow	$—	$5,286	$—	$5,286
Compensation	120	8,379	291	8,379
Execution and clearance fees	—	2,840	—	2,840
Other expenses	231	6,873	875	6,873
Total Expenses	351	23,378	1,166	23,378
Pre-tax loss from discontinued operations	(286)	(1,264)	(2,414)	(1,264)
Income tax benefit	109	480	917	480
Loss from discontinued operations, net of tax	$(177)	$(784)	$(1,497)	$(784)
In September 2014, the Company entered into an agreement to sell certain assets and liabilities related to the FCM business to Wedbush Securities Inc. The FCM business is a single disposal group held-for-sale as of September 30, 2014. The Company believes that this sale does not represent a strategic shift in its operations nor will it have a material impact on its Consolidated Financial Statements. The Company believes that no impairment exists as the fair value of the net assets related to the FCM less the costs to sell the business will exceed the related carrying value. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2014, and, as a result, certain assets and liabilities related to the FCM business have been included in Assets held for sale and Liabilities held for sale on the Consolidated Statement of Condition as of September 30, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The FCM business's assets and liabilities held for sale are summarized as follows (in thousands):

September 30,
2014
Assets:
Cash and cash equivalents segregated under federal and other regulations	$241,540
Receivable from brokers, dealers and clearing organizations	441,047
Fixed assets, less accumulated depreciation	144
Intangible assets	230
Other assets	3,678
Total assets held for sale	$686,639

Liabilities:
Accrued compensation expense	$281
Payable to brokers, dealers and clearing organizations	129
Payable to customers	675,101
Accrued expenses and other liabilities	13,291
Total liabilities held for sale	$688,802
5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations ("Segregated assets") primarily relate to the Company’s regulated businesses and consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents segregated under federal or other regulations	$15,805	$183,082
Receivable from brokers, dealers and clearing organizations(1)	—	304,294
Total assets segregated or held in separate accounts under federal or other regulations	$15,805	$487,376
(1) Segregated assets included within Receivable from brokers, dealers and clearing organizations comprise cash and cash equivalents and U.S. government obligations primarily held as deposits with exchange clearing organizations.
Segregated assets at December 31, 2013 primarily comprise assets related to the Company's FCM business that are classified as Assets held for sale as of September 30, 2014. Excluded from Segregated assets at September 30, 2014 is $241.5 million of Cash and cash equivalents segregated under federal or other regulations and $441.0 million of Receivable from brokers, dealers and clearing organizations, related to the Company's FCM business . As noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", such amounts are included in Assets held for sale at September 30, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

6. Financial Instruments
Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,595,507	$—	$—	$2,595,507
Listed options	130,931	—	—	130,931
U.S. government and Non-U.S. government obligations	62,349	—	—	62,349
Corporate debt (2)	60,802	—	—	60,802
Total Financial instruments owned, at fair value	2,849,589	—	—	2,849,589
Securities on deposit with clearing organizations (3)	3,998	—	—	3,998
Investment in CME Group (4)	4,000	—	—	4,000
Deferred compensation investments (4)	—	886	—	886
Investment in Deephaven Funds (4)	—	161	—	161
Total assets held at fair value	$2,857,587	$1,047	$—	$2,858,634
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$2,057,849	$—	$—	$2,057,849
Listed options	117,829	—	—	117,829
U.S. government obligations	105,847	—	—	105,847
Corporate debt (2)	80,364	—	—	80,364
Foreign currency forward contracts	—	636	—	636
Total liabilities held at fair value	$2,361,889	$636	$—	$2,362,525

(1)	Equities of $791.9 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt instruments of $0.2 million have been netted by their respective long and short positions by CUSIP number.

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
As of September 30, 2014 and December 31, 2013 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
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
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At September 30, 2014, the Company had foreign currency forward contracts with a notional value of 620.4 million Indian Rupees ($9.4 million U.S. dollars). These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

At December 31, 2013, the Company had foreign currency contracts with a notional value of 80.0 million British Pounds. These forward contracts were used to hedge the Company's investment in its European subsidiaries. These forward contracts expired in the first quarter of 2014 and were not renewed.
The fair value of the forward contracts were determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations. The Indian Rupee foreign currency forward contracts do not qualify as net investment hedges and any gains and losses are recorded in Investment income and other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the fair value of derivative instruments, including those classified as financial Instruments, owned/sold, not yet purchased and futures contracts trading activities in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (fair value and gain (loss) in thousands):

		September 30, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$6,660	10,861	$679	7,623
Forward contracts	Financial instruments sold, not yet purchased, at fair value	549	2	1,185	1
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	2,902	38,263	1,333	2,348
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	131	1	38	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	130,931	422,823	117,829	440,971
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	5,023	14,573	4,591	11,711
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	19,536	8,563	18,145	9,523
Total		$165,732	495,086	$143,800	472,178

		December 31, 2013
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$89	892	$142	533
Forward contracts	Other assets	6,913	1	6,501	1
Forward contracts(1)	Financial instruments sold, not yet purchased, at fair value	—	—	5,014	1
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	223	1,069	1,089	1,046
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	—	—	18	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	339,798	730,020	252,282	755,947
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	4,815	18,280	2,259	15,202
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	3,392	10,629	1,773	3,806
Total		$355,230	760,891	$269,078	776,537

(1)	Designated as hedging instrument.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		Gain (Loss) Recognized
	Financial Statements	For the three months ended September 30,		For the nine months ended September 30,
	Location	2014	2013	2014	2013
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$2,968	$3,825	$8,762	$9,243
Forward contracts	Investment Income and other, net	122	—	434	—
Equity
Futures contracts	Trading revenues, net	4,425	17,461	19,206	44,125
Swap contracts	Trading revenues, net	1,252	1,884	3,595	10,755
Listed options (1)	Trading revenues, net	(7,208)	17,044	(78,872)	63,322
Fixed income
Futures contracts	Trading revenues, net	3,159	22,008	17,106	64,211
Commodity
Futures contracts	Trading revenues, net	13,462	18,774	39,467	44,053
		$18,180	$80,996	$9,698	$235,709
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$(4,948)	$—	$(4,948)

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral

Assets
Listed options	$130,931	$—	$130,931	$—	$—	$130,931
Securities borrowed	1,711,214	—	1,711,214	1,662,168	—	49,046
Receivable from brokers, dealers and clearing organizations (1)	64,105	—	64,105	63,844	—	261
Foreign currency forward contracts	549	549	—	—	—	—
Swaps	131	38	93	—	—	93
Futures	34,121	24,438	9,683	—	—	9,683
Total Assets	$1,941,051	$25,025	$1,916,026	$1,726,012	$—	$190,014
Liabilities
Listed options	$117,829	$—	$117,829	$—	$11,671	$106,158
Securities loaned	778,000	—	778,000	762,698	—	15,302
Financial instruments sold under agreements to repurchase	867,858	—	867,858	867,858	—	—
Foreign currency forward contracts	1,185	549	636	—	—	636
Futures	24,748	24,748	—	—	—	—
Swaps	38	38	—	—	—	—
Total Liabilities	$1,789,658	$25,335	$1,764,323	$1,630,556	$11,671	$122,096
(1) Represents reverse repurchase agreements at broker dealer.

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral

Assets
Listed options	$339,798	$—	$339,798	$—	$—	$339,798
Securities borrowed	1,357,387	—	1,357,387	1,326,220	—	31,167
Receivable from brokers, dealers and clearing organizations (1)	24,366	—	24,366	24,249	—	117
Foreign currency forward contracts	6,913	6,501	412	—	—	412
Futures	8,519	4,369	4,150	—	—	4,150
Total Assets	$1,736,983	$10,870	$1,726,113	$1,350,469	$—	$375,644
Liabilities
Listed options	$252,282	$—	$252,282	$—	$10,924	$241,358
Securities loaned	733,230	—	733,230	726,948	—	6,282
Financial instruments sold under agreements to repurchase	640,950	—	640,950	640,948	—	2
Foreign currency forward contracts	11,515	6,501	5,014	—	—	5,014
Futures	5,263	5,263	—	—	—	—
Swaps	18	—	18	—	—	18
Total Liabilities	$1,643,258	$11,764	$1,631,494	$1,367,896	$10,924	$252,674
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

	September 30, 2014	December 31, 2013
Collateral permitted to be delivered or repledged	$1,708,590	$1,315,803
Collateral that was delivered or repledged	1,617,750	1,231,468
Collateral permitted to be further repledged by the receiving counterparty	172,379	142,938
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
The table below presents information about assets pledged by the Company (in thousands):

	September 30, 2014	December 31, 2013
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$566,839	$552,242
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	946,257	676,956

8. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Receivable:
Clearing organizations and other	$547,378	$750,440
Assets segregated or held in separate accounts under federal or other regulations	—	304,294
Securities failed to deliver	421,640	202,517
Total Receivable	$969,018	$1,257,251
Payable:
Clearing organizations and other	$394,358	$425,196
Securities failed to receive	215,324	48,912
Total Payable	$609,682	$474,108
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Excluded from the September 30, 2014 balance is $441.0 million of assets segregated or held in separate accounts under federal or other regulations and $0.1 million in payable to brokers, dealers and clearing organizations, related to the Company's FCM business. As noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", such amounts are included in Assets or Liabilities held for sale at September 30, 2014.
9. Investments
Investments comprise strategic investments, deferred compensation investments, and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Strategic investments:
Investments accounted for under the equity method	$87,746	$110,460
Investments held at fair value	4,000	3,925
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,953	8,953
Total Strategic investments	100,699	123,338
Deferred compensation investments	886	117
Investment in Deephaven Funds	161	1,958
Total Investments	$101,746	$125,413
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
tradeMONSTER Group, Inc.
Prior to August 2014, the Company held an investment in tradeMONSTER Group, Inc. ("tradeMONSTER") which it accounted for under the equity method of accounting. In August 2014, tradeMONSTER combined with OptionsHouse LLC ("OptionsHouse") to form TM Holdings, L.P. (“TM Holdings”). The Company will continue to account for its interest in TM Holdings under the equity method of accounting.
During the third quarter of 2014 the Company recognized a net gain of $15.1 million related to the combination, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The net gain of $15.1 million comprises a gain on the Company's exchange of its investment in tradeMONSTER for its investment in TM Holdings of $17.6 million offset, in part, by the Company's share of tradeMONSTER’s transaction costs.

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
No events occurred in the three and nine months ended September 30, 2014 or 2013 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In December 2013, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s goodwill by segment (in thousands):

	September 30, 2014	December 31, 2013
Market Making	$16,404	$16,404
Global Execution Services	907	907
Total	$17,311	$17,311
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to 10 years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at both September 30, 2014 and December 31, 2013 was approximately six years.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	September 30, 2014	December 31, 2013
Market Making
Technology	$49,840	$53,315
Trading rights	44,724	48,920
Total	94,564	102,235
Global Execution Services
Technology	33,282	38,682
Customer relationships	30,694	33,278
Trade names	3,500	3,800
Total	67,476	75,760
Corporate and Other
Technology	11,250	13,500
Consolidated Total	$173,290	$191,495

		September 30, 2014	December 31, 2013
Technology (1)	Gross carrying amount	$129,081	$120,346
	Accumulated amortization	(34,709)	(14,849)
	Net carrying amount	94,372	105,497
Trading rights (2)	Gross carrying amount	61,668	62,450
	Accumulated amortization	(16,944)	(13,530)
	Net carrying amount	44,724	48,920
Customer relationships (3)	Gross carrying amount	35,000	35,000
	Accumulated amortization	(4,306)	(1,722)
	Net carrying amount	30,694	33,278
Trade names (4)	Gross carrying amount	4,000	4,000
	Accumulated amortization	(500)	(200)
	Net carrying amount	3,500	3,800
Total	Gross carrying amount	229,749	221,796
	Accumulated amortization	(56,459)	(30,301)
	Net carrying amount	$173,290	$191,495

(1)	The weighted average remaining life for technology, including capitalized software, was approximately 3 and 4 years as of September 30, 2014 and December 31, 2013, respectively.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 7 and 8 years as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, $6.8 million and $7.6 million, respectively, of trading rights had indefinite useful lives. Excluded from the September 30, 2014 balance is $0.2 million of trading rights with an indefinite useful life related to the Company's FCM business that is held for sale. As noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", such amount is included in Assets held for sale at September 30, 2014.

(3)
Customer relationships relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life was approximately 9 and 10 years as of September 30, 2014 and December 31, 2013, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG Hotspot and KCG BondPoint. The weighted average remaining life was approximately 9 and 10 years as of September 30, 2014 and December 31, 2013, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Amortization expense	$8,931	$8,119	$26,157	$10,878
As of September 30, 2014, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the three months ended December 31, 2014	$9,072
For the year ended December 31, 2015	35,511
For the year ended December 31, 2016	34,612
For the year ended December 31, 2017	31,464
For the year ended December 31, 2018	19,396
11. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$117,259	$117,845	$117,259	$118,432
Senior Secured Notes	305,000	320,250	305,000	320,823
First Lien Credit Facility	—	—	235,000	235,000
Total Debt	$422,259	$438,095	$657,259	$674,255
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
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act of 1933, as amended.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the paying agent under the First Lien Credit Facility (the "Collateral Account").
In the third quarter of 2013, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of September 30, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of September 30, 2014 and December 31, 2013, $117.3 million principal amount of the Convertible Notes were outstanding.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of September 30, 2014, the Company was in compliance with the covenants.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Notes Indenture to permit the purchase, redemption or repayment of the Convertible Notes at any price, including at a premium or at a discount from the face value thereof, with any available cash.
In May 2014, the Company received consents from Holders of 98.5% of the aggregate principal amount of the Senior Secured Notes outstanding to amend the terms of the Senior Secured Notes Registration Rights Agreement. As a result, the Company entered into the First Amendment (the “Amendment”) to the Senior Secured Notes Registration Rights Agreement. The Amendment (i) postponed the deadline by which the Company must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC, from June 5, 2014 to June 30, 2015, and (ii) postponed the deadline by which the Company must use commercially reasonable efforts to file with and have declared effective by the SEC a shelf registration statement to cover certain resales of the Senior Secured Notes, from June 5, 2014 to June 30, 2015. The Amendment also had the effect of postponing the date on which an additional interest, which constitutes liquidated damages and is the exclusive remedy available to Holders for failing to register the Senior Secured Notes, begins to accrue as a result of failing to consummate the Exchange Offer or have a shelf registration statement declared effective. Accordingly, the Company and the Guarantors no longer have any obligation to pay Holders additional interest as of June 5, 2014, even though the Company and the Guarantors did not prepare, file or have declared effective a registration statement or a shelf registration statement or consummate the Exchange Offer by such date.
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
In 2013, the Company repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million totaling $117.3 million was drawn from cash held in the Collateral Account and the remainder of the $300.0 million was paid out of available cash, including proceeds from the sale of Urban. In conjunction with these payments, the Company wrote down $13.2 million of its capitalized debt costs associated with the Credit Agreement.
In the first half of 2014, the Company repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, the Company wrote down the remaining $9.6 million of its capitalized debt costs associated with the Credit Agreement.
The First Lien Credit Facility bore interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bore interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bore interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum.
The Company incurred issuance costs of $38.5 million in connection with the issuance of Senior Secured Notes, Credit Agreement and consent solicitations. The remaining issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the Senior Secured Notes. Including issuance costs, the Senior Secured Notes had an effective yield of 9.1%.
Revolving Credit Agreement
On July 1, 2013, OCTEG, LLC (“OCTEG”) and Knight Capital Americas LLC ("KCA"), wholly-owned broker dealer subsidiaries of KCG, as borrowers, and KCG, as guarantor, entered into a credit agreement (the "KCGA Facility Agreement”) with a consortium of banks and financial institutions. The KCGA Facility Agreement replaced an existing credit agreement, dated as of June 6, 2012, among OCTEG and three banks.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The KCGA Revolving Facility was amended on October 24, 2013 to permit OCTEG to be removed as a borrower under the KCGA Revolving Facility. As of January 1, 2014, OCTEG was merged with and into KCA and KCA was renamed KCG Americas LLC ("KCGA").
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of September 30, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation ("NSCC").
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of September 30, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest expense	$7,479	$19,173	$24,245	$21,366
Amortization of debt issuance cost (1)	830	2,007	12,387	2,479
Commitment fee	394	267	1,181	9,204
Total	$8,703	$21,447	$37,813	$33,049

(1)
Of the $12.4 million of amortization of debt issuance cost incurred during the nine months ended September 30, 2014, $9.6 million is included in Writedown of debt issuance costs and $2.8 million is in Other expenses. The writedown amounts were incurred as a result of the $235.0 million repayment of the First Lien Credit Facility made during the nine months ended September 30, 2014.

12. Related Parties
The Company interacts with Jefferies LLC (together with certain of its affiliates, “Jefferies”), General Atlantic, BATS, Direct Edge, tradeMONSTER and OptionsHouse, each of which is considered to be a related party as of September 30, 2014. As of September 30, 2013, General Atlantic, BATS and Direct Edge were each considered to be a related party.
As of September 30, 2014, both Jefferies and General Atlantic were the beneficial owners of more than 10 percent of KCG’s Class A Common Stock and KCG owned more than 10 percent of the equity of BATS and TM Holdings, the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

company resulting from the combination of tradeMONSTER and OptionsHouse. In addition, General Atlantic is a majority shareholder in TM Holdings. Following the Mergers and prior to Direct Edge's merger with BATS in January 2014, KCG owned more than 10 percent of the equity of Direct Edge.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Statements of Operations	2014	2013	2014	2013
Revenues
Commissions and fees	$2,795	$1,462	$10,681	$1,462
Trading revenues, net	1,235	—	2,590	—
Interest, net	142	—	460	—
Total revenues from related parties	$4,172	$1,462	$13,731	$1,462
Expenses
Execution and clearance fees(1)	$(1,804)	$(4,708)	$(8,894)	$(13,334)
Payment for order flow	406	—	406	—
Collateralized financing interest	135	—	414	—
Other expense	367	505	1,201	505
Total expenses incurred with respect to related parties	$(896)	$(4,203)	$(6,873)	$(12,829)
(1)    Represents net volume based fees received from providing liquidity to related trading venues.

Statements of Financial Condition	September 30, 2014	December 31, 2013
Assets
Securities borrowed	$49,344	$57,732
Receivable from brokers, dealers and clearing organizations	98,225	20,826
Other assets	—	277
Liabilities
Securities loaned	$8,848	$116,062
Payable to brokers, dealers and clearing organizations	102,373	17,820
Accrued expenses and other liabilities	4,334	179
13. Stock-Based Compensation
KCG Equity Incentive Plan
The Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was established to provide long-term incentive compensation to employees and directors of the Company. As a result of the Mergers, on July 1, 2013, this plan was assumed by KCG and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan ("the KCG Plan"). As of September 30, 2014, there were approximately 33.0 million shares authorized for issuance under the KCG Plan, of which approximately 15.8 million shares are available for grant (subject to adjustment as provided under the KCG Plan).
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

However, the terms and conditions of any outstanding equity grants under the historical Knight stock plans are not affected.
As a result of the Mergers on July 1, 2013, each outstanding Knight stock option, whether vested or unvested, was automatically replaced with an option to purchase KCG Class A Common Stock equal to one third of the number of shares of Knight Common Stock subject to such original stock option immediately prior to the completion of the Mergers (rounded down to the nearest whole share of KCG Class A Common Stock). The exercise price per share of KCG Class A Common Stock is equal to the exercise price per share of Knight Common Stock subject to such Company stock option multiplied by three (rounded up to the nearest whole cent). Pursuant to the terms of the applicable Knight stock plans and award agreements, each option granted on or prior to December 19, 2012 immediately vested. There were no Knight stock options granted subsequent to December 19, 2012.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stock award compensation expense	$11,121	$12,234	$42,296	$12,234
Income tax benefit	4,226	4,649	16,072	4,649
The following table summarizes restricted awards activity for the nine months ended September 30, 2014 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2013	8,420	$10.71
Granted	4,912	10.99
Vested	(3,152)	10.74
Forfeited	(550)	11.79
Outstanding at September 30, 2014	9,630	$10.78
There is $66.6 million of unamortized compensation related to unvested RSUs outstanding at September 30, 2014. The cost of these unvested RSUs is expected to be recognized over a weighted average life of 1.8 years.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The fair value of each option and SAR granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options and SARs are granted with exercise prices equal to or greater than the market value of the Company’s common stock at the date of grant as defined by the KCG Plan. The principal assumptions utilized in valuing options and SARs and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option or SAR; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the three and nine month ended September 30, 2014.
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Stock option and SAR compensation expense	$942	$915	$2,862	$915
Income tax benefit	358	348	1,087	348
The following table summarizes stock option and SAR activity and stock options exercisable for the nine months ended September 30, 2014 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2013 (1)	4,967	$18.45
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(137)	39.02
Outstanding at September 30, 2014 (1)	4,830	$17.86	$1,784	3.57
Exercisable at September 30, 2014	1,947	$21.83	$595	3.25
Available for future grants at September 30, 2014 (2)	15,846
(1) Includes 1.7 million of SARs.
(2) Represents options, SARs and awards available for grant.
The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the three and nine months ended September 30, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

There is $4.3 million of unamortized compensation related to unvested stock options and SARs outstanding at September 30, 2014. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.2 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the units as of June 30, 2013. Deferred compensation payable at September 30, 2014 and December 31, 2013 related to incentive units was $2.6 million and $3.8 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the nine months ended September 30, 2014 (units in thousands):

Vested
Incentive units at December 31, 2013	49
Issued	—
Vested	—
Exercised	(9)
Canceled	—
Incentive units at September 30, 2014	40
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
As noted, in connection with the Mergers, all outstanding incentive units, Class B units and Class E units vested, and as a result the remaining unamortized expense was accelerated. The accelerated amortization expense recorded during the nine months ended September 30, 2013 for incentive units, Class B units and Class E units was $1.3 million, $9.4 million and $3.5 million, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Compensation expense (benefit) related to the Class B, Class E and Incentive units, all of which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Class B and E units	$—	$—	$—	$19,860
Incentive units	(465)	(875)	(652)	1,428
Total	$(465)	$(875)	$(652)	$21,288
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
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

U.S. federal statutory income tax expense (benefit)	$(5,332)	$42,481	$20,529	$14,588
Income not subject to U.S. corporate income tax	—	(44,745)	—	(15,539)
U.S. state and local income taxes, net of U.S. federal income tax effect	(588)	(391)	1,368	82
Deferred tax benefit resulting from the Company becoming subject to U.S. corporate income taxes	—	(103,499)	—	(103,499)
Nondeductible expenses (1)	319	(1,114)	733	(944)
Foreign taxes	(229)	—	(331)	3,559
Other, net	34	78	(108)	(148)
Income tax (benefit) expense	$(5,796)	$(107,190)	$22,191	$(101,901)
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its federal deferred tax assets in the future, and therefore no valuation allowance has been recorded at September 30, 2014. Management believes that positive evidence including the Company's history of sustainable profitability, actual profitability for the first nine months of 2014, and its forecasts of future profitability outweighs the negative evidence. The Company has recorded a full valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.
Included in the Company’s deferred tax assets are benefits associated with NOL carryforwards generated by Knight in periods prior to the Mergers. At September 30, 2014, the Company had projected overall U.S. federal NOL carryforwards of $194.7 million of which $89.2 million resulted from the acquisition of Knight. The Company recorded a related deferred income tax asset for $68.1 million and an offsetting valuation allowance of $6.8 million at June 30, 2014, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. At September 30, 2013, the Company had projected overall U.S. federal NOL carryforwards of $89.2 million. The Company recorded a related deferred income tax asset for its NOLs of $31.2 million as of September 30, 2013, and an offsetting valuation allowance of $6.8 million which represents the portion of these net operating loss carryforwards that are considered more likely that not to expire unutilized.
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
At September 30, 2014 the Company recorded a valuation allowance for substantially all of its state and local NOL carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At September 30, 2014, the Company had non-U.S. NOL carryforwards of $86.4 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.1 million for these NOL carryforwards as of September 30, 2014, along with an offsetting U.S. federal deferred tax liability of $18.9 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely. At September 30, 2014, the Company had tax credit carryforwards which were generated by Knight in periods prior to the Mergers, general business credit carryforwards of $4.4 million and alternative minimum tax credit carryforwards $6.8 million.
At September 30, 2014, the Company had $2.2 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At September 30, 2013, the Company had $1.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
As of September 30, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through July 1, 2013, and to non-U.S. income tax examinations for the tax years 2007 through 2013. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2013. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
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
15. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three and nine months ended September 30, 2014 and 2013 (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance June 30, 2014	$(197)	$1,857	$1,660
Other comprehensive income (loss)	280	(198)	82
Balance September 30, 2014	$83	$1,659	$1,742

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$36	$1,365	$1,401
Other comprehensive income	47	294	341
Balance September 30, 2014	$83	$1,659	$1,742

	Unrealized Losses on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance June 30, 2013	$118,869	$(403)	$118,466
Other comprehensive loss	(118,918)	(4,695)	(123,613)
Balance September 30, 2013	$(49)	$(5,098)	$(5,147)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$114,319	$—	$114,319
Other comprehensive (loss)	(114,368)	(5,098)	(119,466)
Balance September 30, 2013	$(49)	$(5,098)	$(5,147)
For the three and nine months ended September 30, 2013, the Company recorded $9.1 million and $13.7 million, respectively, in unrealized gains related to GETCO's investment in Knight prior to the Mergers. In conjunction with the Mergers a total of $128.0 million was reclassified out of Accumulated Other Comprehensive Income and into Investment Income and Other.
16. Writedowns and Other Charges
Writedown of capitalized debt costs
For the first half of 2014, the Company made $235.0 million in principal repayments under the Credit Agreement. As a result, $9.6 million in capitalized debt costs were written down. There were no costs written down for the three months ended September 30, 2014.
Lease loss accrual
For the three and nine months ended September 30, 2014, the Company recorded $0.3 million and $2.5 million, respectively, of net lease loss accruals related to excess real estate capacity. For the three and nine months ended

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

September 30, 2013, the Company recorded $0.9 million and $1.8 million, respectively of net lease loss accrual related to excess real estate capacity.
Writedown of assets
For the nine months ended September 30, 2013, the Company recorded $2.4 million in writedown of assets primarily related to leasehold improvements and fixed assets in connection with the shutdown of its Hong Kong office.
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
The number of such RSUs, options, warrants and SARs excluded from the EPS calculation was approximately 30.6 million and 28.3 million for the three and nine months ended September 30, 2014, respectively. Such options, warrants and SARS were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of KCG Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30,
	2014		2013
	Numerator / net (loss)	Denominator / shares	Numerator / net income	Denominator / shares
(Loss) Income from continuing operations and shares used in basic calculations	$(9,439)	110,376	$228,563	114,113
Effect of dilutive stock based awards		—		660
(Loss) Income from continuing operations and shares used in diluted calculations	$(9,439)	110,376	$228,563	114,773
(Loss) Income from continuing operations attributable to common shareholders	$(9,439)		$228,563
Basic (loss) earnings per share from continuing operations		$(0.09)		$2.00
Diluted (loss) earnings per share from continuing operations		$(0.09)		$1.99

	For the nine months ended September 30,
	2014		2013
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$36,465	113,680	$143,578	68,632
Effect of dilutive stock based awards		3,447		223
Income from continuing operations and shares used in diluted calculations	$36,465	117,127	$143,578	68,855
Loss from continuing operations allocated to preferred and participating units	$—		$(21,535)
Income from continuing operations attributable to common shareholders	$36,465		$165,113
Basic earnings per common share from continuing operations		$0.32		$2.41
Diluted earnings per common share from continuing operations		$0.31		$2.40
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

18. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2014 or 2013.
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
While the Company is currently unable to predict the outcome of any existing or future litigation related to the August 1, 2012 technology issue, an unfavorable outcome in one of these matters could have a material adverse effect on its financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against such litigation.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including court approval following notice to Knight's former stockholders. It also contemplated that in the event that the parties enter into a stipulation of settlement, a hearing would be scheduled at which the Delaware Court of Chancery would consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it would resolve and release all claims that were brought or could have been brought in the Delaware, New York, and New Jersey shareholder actions, including claims challenging any aspect of the Mergers, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Knight's former stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplated that plaintiffs' counsel will file a petition in the Delaware Court of Chancery for an award of attorneys' fees and expenses to be paid by KCG.
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
On June 17, 2014, the Delaware Court of Chancery entered an order preliminarily approving the settlement as set forth in the Stipulation, conditionally certifying a non-opt-out class of former Knight stockholders for settlement purposes only pursuant to Court of Chancery Rules 23(a), 23(b)(1), and 23(b)(2), and scheduling a final settlement hearing to be held on September 26, 2014. The Court’s preliminary order provided that at the final settlement hearing, the Court would, among other things, determine whether to finally certify the non-opt-out class of former Knight stockholders, determine whether the settlement is fair, reasonable, and adequate to the class and should be approved by the Court, determine whether to enter a final order and judgment dismissing the action with prejudice, consider the application for attorneys’ fees and costs by counsel for the Delaware and New York shareholder plaintiffs, and rule on such other matters as the Court may deem appropriate. The Court’s preliminary order further provided that members of the conditionally-certified class would receive notice of the settlement hearing at least 45 days prior to the hearing, which notice would describe, among other things, the material terms of the settlement and the procedures for class members to follow if they wished to object to the settlement and/or be heard at the final hearing.
On September 26, 2014, the Delaware Court of Chancery held a settlement hearing to determine, among other things, whether the proposed settlement is fair, reasonable, and adequate to the class. Following the hearing, the Delaware Court issued a final order and judgment that, among other things, (a) determined that the defendants had complied with the notice requirements under Delaware Court of Chancery Rule 23; (b) certified a non-opt-out class

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

action pursuant to Delaware Court of Chancery Rules 23(a) and 23(b)(1) and (b)(2); (c) found the proposed settlement to be fair, reasonable and adequate and in the best interests of the class, and approved it pursuant to Delaware Court of Chancery Rule 23(e); (d) released the defendants from any claims that were brought, or could have been brought, by the plaintiffs in the Delaware or New York shareholder actions as well as from claims that could have been brought by the shareholders who sent demand letters to the Company described in the previous section; and (e) granted an award of attorneys’ fees, costs and expenses to attorneys for plaintiffs in the Delaware and New York shareholder actions in the amount of $425,000. Pursuant to the order and final judgment, the Delaware shareholder action was dismissed with prejudice.
As contemplated by the settlement, on October 9, 2014, the plaintiff in the New York shareholder action filed a Stipulation of Discontinuance with Prejudice. In addition, on September 2, 2014, the plaintiffs in the New Jersey shareholder actions filed a Notice of Voluntary Dismissal with Prejudice in the New Jersey Court.
Trading Litigation
On April 18, 2014, KCG and 40 other market participants were named as defendants in a purported class action complaint entitled City of Providence v. BATS Global Markets, Inc. et al., 14-cv-2811, in the U.S. District Court for the Southern District of New York on behalf of public stockholders who purchased and/or sold stock in the United States during the period from on and after April 18, 2009 on a U.S.-based public stock exchange or alternative trading venue. Generally, the complaint alleges that defendants engaged in manipulative, self-dealing and deceptive conduct in connection with the trading of securities. The claims against KCG are made pursuant to Sections 10b and 20A and Rule 10b-5 of the Securities Exchange Act of 1934. The complaint seeks, among other things, equitable and injunctive relief, as well as unspecified compensatory damages, restitution and disgorgement.  Between May 2, 2014 and June 13, 2014, three other groups of plaintiffs filed similar complaints in the same court under the following captions:  American European Insurance Co. v. BATS Global Markets, Inc. et al., 14-cv-3133; Harel Insurance Co., Ltd. v. BATS Global Markets, Inc. et al., 14-cv-3608; and Flynn et al. v. Bank of America Corp. et al., 14-cv-4321.  On July 2, 2014, the court consolidated the four actions and appointed the original plaintiffs - primarily institutional investors - lead plaintiffs and their chosen counsel as lead counsel. On September 2, 2014, lead plaintiffs filed a Consolidated Amended Complaint which did not name the Company as a defendant, thus removing the Company from the action.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its business activities. The Company is currently the subject of various regulatory reviews and investigations by both U.S. and foreign regulators. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action.
In addition, there has been an increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, high frequency trading, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
Lease and Contract Obligations
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At September 30, 2014, the obligations have a weighted-average interest rate of 4.26% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at September 30, 2014 consist of (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Minimum Payments
Three months ending December 31, 2014	$1,906
2015	3,686
2016	1,614
2017	322
Total	$7,528
The total interest expense related to capital leases for the three and nine months ended September 30, 2014, and 2013 included in the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest expense - Capital leases	$97	$151	$287	$602
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.7 million and $5.6 million for the three months ended September 30, 2014 and 2013, respectively, and $14.8 million and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of September 30, 2014, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Three months ending December 31, 2014	$7,578	$1,066	$6,512
Year ending December 31, 2015	29,516	5,139	24,377
Year ending December 31, 2016	29,134	5,076	24,058
Year ending December 31, 2017	27,585	4,651	22,934
Year ending December 31, 2018	26,730	2,946	23,784
Thereafter through December 31, 2027	82,652	12,633	70,019
Total	$203,195	$31,511	$171,684
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At September 30, 2014, the Company had provided letters of credit for $2.5 million, collateralized by U.S. Treasury Bills, as a guarantee for two of its lease obligations. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company, through its FCM, also provides execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at September 30, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time.
As discussed in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", in September 2014, KCG entered into an agreement to sell certain assets and liabilities related to the FCM business. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2014. Certain assets and liabilities related to the business have been classified as Assets held for sale and Liabilities held for sale on the Consolidated Statement of Financial Condition as of September 30, 2014. The transaction is expected to close in the fourth quarter of 2014.
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
21. Business Segments
As of September 30, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended September 30, 2014:
Revenues	$166,620	$79,218	$26,464	$272,302
Pre-tax earnings	(8,033)	(1,664)	(5,538)	(15,235)
Total assets	4,216,396	1,836,055	1,462,795	7,515,246
For the three months ended September 30, 2013:
Revenues	$240,110	$91,366	$137,862	$469,338
Pre-tax earnings	47,853	(16,354)	89,874	121,373
Total assets	3,882,763	1,426,824	1,886,871	7,196,458
For the nine months ended September 30, 2014:
Revenues	$662,412	$252,341	$55,339	$970,092
Pre-tax earnings	104,003	1,088	(46,435)	58,656
Total assets	4,216,396	1,836,055	1,462,795	7,515,246
For the nine months ended September 30, 2013:
Revenues	$455,678	$113,700	$134,584	$703,962
Pre-tax earnings	55,662	(21,302)	7,317	41,677
Total assets	3,882,763	1,426,824	1,886,871	7,196,458
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in financial results prior to January 1, 2014. For the three months ended September 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $6.1 million and $1.6 million, respectively. For the nine months ended September 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $19.1 million and $5.9 million, respectively.
Included in total assets within Global Execution Services at September 30, 2014 is $686.6 million related to the Company's FCM business. As noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", such assets are included as Assets held for sale at September 30, 2014.

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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the nine months ended September 30, 2013 comprise three months of results of KCG plus six months of GETCO and the financial results for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014, comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company's industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Any forward-looking statement contained herein speaks only as of the date on which it is made. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the Mergers including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the sale of KCG's reverse mortgage origination and securitization business, pending sale of KCG's futures commission merchant and the pending strategic review of KCG Hotspot; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems ("ATS") manner of operations, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC, including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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
Results of Operations
As of September 30, 2014, our operating segments comprised the following:

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

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and our Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business. In September 2014, we entered into an agreement to sell certain assets and liabilities related to our FCM business. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2014.
On October 30, 2014, we announced that we began to explore strategic options for KCG Hotspot, with the goal of executing on opportunities if it creates additional value for our stockholders, clients and employees. We have not made a decision to enter into any transaction and there can be no assurance that we will enter into such a transaction in the future.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax (loss) earnings from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Market Making
Revenues	$166,620	$240,110	$662,412	$455,678
Expenses	174,653	192,257	558,409	400,016
Pre-tax (loss) earnings	(8,033)	47,853	104,003	55,662
Global Execution Services
Revenues	79,218	91,366	252,341	113,700
Expenses	80,882	107,720	251,253	135,002
Pre-tax (loss) earnings	(1,664)	(16,354)	1,088	(21,302)
Corporate and Other
Revenues	26,464	137,862	55,339	134,584
Expenses	32,002	47,988	101,774	127,267
Pre-tax (loss) earnings	(5,538)	89,874	(46,435)	7,317
Consolidated
Revenues	272,302	469,338	970,092	703,962
Expenses	287,537	347,965	911,436	662,285
Pre-tax (loss) earnings	$(15,235)	$121,373	$58,656	$41,677
Totals may not add due to rounding.
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in any financial results prior to January 1, 2014. For the three months ended September 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $6.1 million and $1.6 million, respectively. For the nine months ended September 30, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $19.1 million and $5.9 million, respectively.
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of the writedown of capitalized debt costs related to early repayment of debt; gains and losses from strategic assets; professional and other fees related to the Mergers; compensation expense related to reductions in workforce and other employee separations; writedowns of assets and lease loss accruals primarily related to office consolidations.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three and nine months ended September 30, 2014 and 2013.
The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three months ended September 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Loss from continuing operations before income taxes	$(8,033)	$(1,664)	$(5,538)	$(15,235)
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Compensation related to reduction in workforce and other employee separations	2,786	3,577	4,158	10,521
Writedown of assets and lease loss accrual, net	—	—	301	301
Adjusted pre-tax earnings	$(5,247)	$1,913	$(16,184)	$(19,518)
Totals may not add due to rounding

Three months ended September 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$47,853	$(16,354)	$89,874	$121,373
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Compensation and other expenses related to reduction in workforce	2,309	15,132	—	17,441
Professional and other fees related to Mergers and August 1st technology issue	—	—	7,269	7,269
Writedown of assets and lease loss accrual	108	—	828	936
Adjusted pre-tax earnings	$50,270	$(1,222)	$(30,001)	$19,047
Totals may not add due to rounding

Nine months ended September 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$104,003	$1,088	$(46,435)	$58,656
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Compensation related to reduction in workforce and other employee separations	3,169	5,463	4,958	13,590
Writedown of capitalized debt costs	—	—	9,552	9,552
Writedown of assets and lease loss accrual, net	811	—	1,697	2,508
Adjusted pre-tax earnings	$107,983	$6,551	$(54,977)	$59,557
Totals may not add due to rounding

Nine months ended September 30, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$55,662	$(21,302)	$7,317	$41,677
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Professional and other fees related to Mergers and August 1st technology issue	—	—	44,398	44,398
Compensation and other expenses related to reduction in workforce	6,264	15,997	—	22,261
Unit based compensation acceleration due to Mergers	—	—	22,031	22,031
Strategic asset impairment	—	—	9,184	9,184
Writedown of assets and lease loss accrual	108	—	4,525	4,633
Adjusted pre-tax earnings	$62,034	$(5,305)	$(40,517)	$16,212
Totals may not add due to rounding
A summary of the changes in our financial results and balances follows. The primary reason for the variance between the nine months ended September 30, 2014 and 2013 results is the Mergers which occurred on July 1, 2013. Financial results for periods prior to the Mergers reflect solely the results of GETCO while periods following the Mergers reflect the results of KCG which includes both GETCO and Knight.
Consolidated revenues for the three months ended September 30, 2014 decreased $197.0 million from the same period a year ago, while consolidated expenses decreased $60.4 million. Consolidated pre-tax loss from continuing operations for the three months ended September 30, 2014 was $15.2 million as compared to a consolidated pre-tax earnings of $121.4 million for the same period a year ago.
The Company’s net revenues, which it defines as total revenues, less execution and clearance fees, payments for order flow, collateralized financing interest and gains (losses) on investments subtracted (added) to get to adjusted pre-tax earnings (“adjusted net revenues”) were $160.4 million for the three months ended September 30, 2014, compared to $239.4 million for the comparable period in 2013.
Adjusted pre-tax earnings decreased from $19.0 million in the third quarter of 2013 to a loss of $19.5 million in the third quarter of 2014.
Consolidated revenues for the nine months ended September 30, 2014 increased $266.1 million from the same period a year ago, while consolidated expenses increased $249.2 million. Consolidated pre-tax earnings from continuing operations for the nine months ended September 30, 2014 was $58.7 million as compared to a consolidated pre-tax loss of $41.7 million for the same period a year ago.
The Company’s adjusted net revenues were $647.2 million for the nine months ended September 30, 2014, compared to $395.3 million for the comparable period in 2013.
Adjusted pre-tax earnings increased from $16.2 million in the first three quarters of 2013 to $59.6 million in the first three quarters of 2014.

Adjusted pre-tax earnings for the three and nine months ended September 30, 2014 exclude net non-GAAP adjustments totaling a net benefit of $4.3 million and a net charge of $0.9 million, respectively. These items primarily comprise the net gain related to tradeMONSTER's combination with OptionsHouse and the BATS Global Markets Inc. ("BATS") and Direct Edge Holdings LLC ("Direct Edge") merger offset, in part, by compensation related to reductions in workforce and other employee separations, writedown of capitalized debt costs and writedown of assets and lease loss accruals.. Adjusted pre-tax earnings for the three and nine months ended September 30, 2013 exclude net non-GAAP adjustments totaling a net benefit of $102.3 million and $25.5 million, respectively. These items primarily comprise a gain on the Company's investment in Knight Capital Group, Inc. offset, in part, by professional and other fees related to the Mergers, compensation expense related to the Mergers and reduction in workforce, impairment of a strategic asset and writedown of assets and lease loss accruals. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the three and nine months ended September 30, 2013 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended September 30, 2014 was a loss of $5.2 million, compared to adjusted pre-tax earnings of $50.3 million for the comparable period in 2013. Our adjusted pre-tax earnings from Market Making for the nine months ended September 30, 2014 was $108.0 million, compared to adjusted pre-tax earnings of $62.0 million for the comparable period in 2013. Results for the current quarter were negatively impacted by lower market volumes and volatility combined with high levels of competition as well as weak U.S. equity revenue capture. These factors affected the decreases in both our direct-to-client and non-client market making strategies. Results for the nine months ended September 30, 2014 compared to the prior period were driven by the acquisition of Knight and its direct-to-client market making strategies.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended September 30, 2014 was $1.9 million, compared to an adjusted pre-tax loss of $1.2 million for the comparable period in 2013. Our adjusted pre-tax earnings from Global Execution Services for the nine months ended September 30, 2014 was $6.6 million, compared to an adjusted pre-tax loss of $5.3 million for the comparable period in 2013. Despite a quarter in which market volumes across many products declined, results for the current quarter and first nine months of 2014 were aided by solid results from businesses such as KCG Hotspot, KCG BondPoint as well as KCG EMS, which includes Knight Direct and GETAlpha.

•
Corporate and Other— Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $16.2 million for the three months ended September 30, 2014 compared to a loss of $30.0 million for the comparable period in 2013. Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $55.0 million for the nine months ended September 30, 2014 compared to a loss of $40.5 million for the comparable period in 2013. Results for the current quarter were aided by the cost efficiencies we have created since the completion of the Mergers as well as the change in measurement of our segments as a result of charging both Market Making and Global Execution Services with debt interest which was not done in 2013. On a year over year basis, a larger infrastructure, including additional corporate employees, a stock lending business and other required costs associated with being a public company all contributed to the additional expense within this segment.

Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our non-client exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the Mergers and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
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
During both the three and nine months ended September 30, 2014, trade volume and volatility levels across equity markets decreased from the comparable prior year periods as did similar trading metrics generally across all products we execute. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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
Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to other employees based on our performance; employee benefits; and stock and unit-based compensation. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number and mix of employees. Compensation for certain employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.
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
Debt interest expense consists primarily of costs associated with our debt and capital lease obligations.
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

Business development consists primarily of costs related to sales and marketing, conferences and client relationship management.
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
Three Months Ended September 30, 2014 and 2013
Revenues
Market Making

	For the three months ended September 30,
	2014	2013	Change	% of Change
Trading revenues, net (thousands)	$144,109	$219,412	$(75,303)	(34.3)%
Commissions and fees (thousands)	28,891	25,122	3,769	15.0%
Interest, net and other (thousands)	(6,381)	(4,425)	(1,956)	N/M
Total Revenues from Market Making (thousands)	$166,620	$240,110	(73,491)	(30.6)%
U.S. equity Market Making statistics:
Average daily dollar value traded ($ millions)	24,726	25,365	(639)	(2.5)%
Average daily trades (thousands)	3,326	3,809	(483)	(12.7)%
NYSE and Nasdaq shares traded (millions)	727	805	(78)	(9.7)%
OTC Bulletin Board and OTC Market shares traded (millions)	5,060	3,343	1,717	51.4%
Average revenue capture per U.S. equity dollar value traded(bps)	0.75	1.01	(0.26)	(25.7)%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $166.6 million for the three months ended September 30, 2014 and $240.1 million for the comparable period in 2013. Revenues for the three months ended September 30, 2014 declined due to overall lower market volumes and volatility which impacted the performance of both our direct-to-client and non-client trading strategies. These factors along with competition and increased price improvement, which gives our clients better prices on trades, but lowers our revenues earned on trades, contributed to weak U.S. equity revenue capture.
Average revenue capture per U.S. equity dollar value traded was 0.75 basis points (“bps”) for the third quarter of 2014, down 25.7% from 1.01 bps from the third quarter of 2013. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $118.4 million and $164.0 million for the three months ended September 30, 2014 and 2013, respectively.

Global Execution Services

	For the three months ended September 30,
	2014	2013	Change	% of Change
Commissions and fees (thousands)	$73,773	$83,958	(10,185)	(12.1)%
Trading revenues, net (thousands)	6,808	9,856	(3,048)	(30.9)%
Interest, net and other (thousands)	(1,363)	(2,447)	1,084	N/M
Total Revenues from Global Execution Services (thousands)	$79,218	$91,366	(12,148)	(13.3)%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	248.2	269.7	(21.5)	(8.0)%
Average daily KCG Hotspot FX notional foreign exchange dollar value traded ($ billions)	30.3	28.4	1.9	6.5%
Average daily KCG BondPoint fixed income par value traded ($ millions)	126.0	129.1	(3.1)	(2.4)%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $79.2 million for the three months ended September 30, 2014 and $91.4 million for the comparable period in 2013. Revenues were affected by lower trading volumes within our institutional sales trading and on KCG EMS, which includes Knight Direct and GETAlpha, and on KCG BondPoint offset, in part, by higher trading volumes on KCG Hotspot.
Corporate and Other

	For the three months ended September 30,
	2014	2013	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$26,464	$137,862	$(111,398)	N/M
N/M - Not meaningful
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity and gains or losses on strategic investments were $26.5 million for the three months ended September 30, 2014 and $137.9 million for the comparable period in 2013. Revenues for the three months ended September 30, 2014 includes a $15.1 million net gain related to our investment in tradeMONSTER as a result of tradeMONSTER's combination with OptionsHouse. Revenues for the three months ended September 30, 2013 includes a $128.0 million gain on GETCO's investment in Knight Capital Group, Inc.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $95.3 million for the three months ended September 30, 2014 and $129.6 million for the comparable period in 2013. The decrease on a dollar basis was primarily due to the decrease in the number of employees due to a reduction in force and reduced performance-based compensation. Excluding the compensation expense related to a reduction in workforce of $10.5 million, employee compensation and benefits was $84.8 million or 52.8% of adjusted net revenues for the three months ended September 30, 2014. For the comparable period in 2013,excluding the compensation expense related to a reduction in workforce totaling $17.4 million, employee compensation was $112.2 million or 46.9% of adjusted net revenues. The increase in compensation as a percentage of adjusted net revenues related to the significant decrease in revenues of the Company offset, in part, by a decrease in discretionary bonus pools.
The number of full time employees decreased to 1,153 at September 30, 2014 as compared to 1,304 at September 30, 2013 (excluding employees of Urban). As of the Merger date of July 1, 2013, the number of full time employees was 1,397 (excluding employees of Urban).
Execution and clearance fees were $74.1 million for the three months ended September 30, 2014 and $81.0 million for the comparable period in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 28.8% of revenues excluding non-recurring gains and losses on investments ("adjusted revenues") for the three months ended September 30, 2014 and 23.7% for the comparable period in 2013. The variance on a percentage of revenues basis primarily relates to a lower revenue base, impacted by the performance of our market making business including lower revenue capture.
Communications and data processing expenses were $38.6 million for the three months ended September 30, 2014 and $44.0 million for the comparable period in 2013. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. The decrease primarily relates to the lower costs due to integration synergies.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $20.3 million for the three months ended September 30, 2014 and $20.1 million for the comparable period in 2013. The increase relates to purchases of fixed assets as well as new assets put into service during the third quarter of 2014.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $15.4 million for the three months ended September 30, 2014 and $16.4 million for the comparable period in 2013. The variance is due to lower payments as a result of lower trading volumes. As a percentage of adjusted revenues, Payments for order flow were 6.0% in the three months ended September 30, 2014 and 4.8% for the comparable period in 2013.
Debt interest expense was $7.7 million for the three months ended September 30, 2014 and $19.4 million for the comparable period in 2013. Interest expense decreased as a result of the pay down of $535.0 million of debt.
Collateralized financing interest expense was $7.3 million for the three months ended September 30, 2014 and $4.5 million for the comparable period in 2013. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $7.2 million for the three months ended September 30, 2014 and $9.1 million for the comparable period in 2013. Excluding the $4.1 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $5.0 million for the three months ended September 30, 2013. Professional fees increased due to higher legal and consulting fees in the third quarter of 2014.
Writedown of assets and lease loss accrual of $0.3 million for the three months ended September 30, 2014and $0.9 million for the three months ended September 30, 2013 comprised the writedown of leasehold improvements and fixed assets in connection with excess real estate capacity.
All other expenses were $21.4 million for the three months ended September 30, 2014 and $22.9 million for the comparable period in 2013. The decrease primarily relates to the decrease in Occupancy and equipment rental costs due to our integration efforts and merging of certain office locations. The decrease was partially offset by higher business development expense which increased primarily due to additional client-related events and marketing.
Our effective tax rate for the three months ended September 30, 2014 from continuing operations of 38.0% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges. Our effective tax rate for the three months ended September 30, 2013 from continuing operations differed from the federal statutory rate of 35% primarily due to the recognition of $103.5 million of deferred tax benefits as a result of GETCO becoming subject to U.S. corporate income taxes following the Mergers. The effect of nondeductible charges including certain compensation and meals and entertainment and the effect of state and local taxes also led to an increase in our effective tax rate for the period.

Nine Months Ended September 30, 2014 and 2013
Revenues
Market Making

	For the nine months ended September 30,
	2014	2013	Change	% of Change
Trading revenues, net (thousands)	$597,794	$404,408	$193,386	47.8%
Commissions and fees (thousands)	82,887	58,100	24,787	42.7%
Interest, net and other (thousands)	(18,270)	(6,830)	(11,440)	N/M
Total Revenues from Market Making (thousands)	$662,412	$455,678	206,734	45.4%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $662.4 million for the nine months ended September 30, 2014 and $455.7 million for the comparable period in 2013. Revenues for the nine months ended September 30, 2014 principally reflects the Mergers and were driven by strong U.S. equity revenue capture in the first and second quarters. Specifically, direct-to-client trading strategies performed extremely well in the first half of 2014, but was offset, in part, by lower market volume and volatility in the third quarter which also particularly impacted our non-client trading strategies.
Global Execution Services

	For the nine months ended September 30,
	2014	2013	Change	% of Change
Commissions and fees (thousands)	$236,808	$106,292	$130,516	122.8%
Trading revenues, net (thousands)	18,393	9,884	8,509	86.1%
Interest, net and other (thousands)	(2,861)	(2,475)	(385)	N/M
Total Revenues from Global Execution Services (thousands)	$252,341	$113,701	138,640	121.9%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $252.3 million for the nine months ended September 30, 2014 and $113.7 million for the comparable period in 2013. Higher revenues principally reflect the Mergers including the addition and subsequent performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG BondPoint.
Corporate and Other

	For the nine months ended September 30,
	2014	2013	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$55,339	$134,584	$(79,244)	N/M
N/M - Not meaningful
Total revenues from the Corporate and Other segment, which represent interest income from our stock borrow activity and gains or losses on strategic investments were $55.3 million for the nine months ended September 30, 2014 and $134.6 million for the comparable period in 2013. Revenues for the nine months ended September 30, 2014 includes a $15.1 million net gain related to our investment in tradeMONSTER as a result of tradeMONSTER's combination with OptionsHouse in the third quarter, as well as a $9.6 million gain which comprises a partial realized gain with respect to the Company’s investment in Direct Edge as a result of Direct Edge's merger with BATS. Revenues for the nine months ended September 30, 2013 includes a $128.0 million gain on GETCO's investment in Knight Capital Group, Inc. as well as a $9.2 million charge for impairment of a strategic asset.

Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $321.1 million for the nine months ended September 30, 2014 and $237.0 million for the comparable period in 2013. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers. Excluding the compensation expense related to a reduction in workforce of $13.6 million, employee compensation and benefits was $307.5 million or 47.5% of adjusted net revenues for the nine months ended September 30, 2014. Excluding the compensation expense related to a reduction in workforce as well as compensation expense related to the Mergers, employee compensation was $192.7 million or 48.8% of adjusted net revenues for the comparable period in 2013.
Execution and clearance fees were $222.8 million for the nine months ended September 30, 2014 and $167.9 million for the comparable period in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 23.6% of adjusted revenues for the nine months ended September 30, 2014 and 28.7% for the comparable period in 2013. The variance on a percentage of revenues basis primarily relates to a larger revenue base as well as improved trading performance.
Communications and data processing expenses were $113.7 million for the nine months ended September 30, 2014 and $86.0 million for the comparable period in 2013. Communications and data processing expense primarily relates to market data, co-location and connectivity expenses. The increase relates to the higher costs as a result of the Mergers.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $60.2 million for the nine months ended September 30, 2014 and $36.0 million for the comparable period in 2013. The increase was primarily due to the amortization of fixed assets, leasehold improvements and intangible assets acquired during the Mergers.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $55.5 million for the nine months ended September 30, 2014 and $17.5 million for the comparable period in 2013. The variance is due to the addition of the direct-to-client market making business that was added as part of the Mergers. As a percentage of adjusted revenues, Payments for order flow were 5.9% in the nine months ended September 30, 2014 and 3.0% for the comparable period in 2013.
Debt interest expense was $24.7 million for the nine months ended September 30, 2014 and $22.0 million for the comparable period in 2013. Interest expense increased primarily due to interest on the debt financing for the Mergers.
Collateralized financing interest expense was $19.9 million for the nine months ended September 30, 2014 and $4.5 million for the comparable period is 2013. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements which was not part of GETCO's business prior to the Mergers.
Professional fees were $19.9 million for the nine months ended September 30, 2014 and $38.9 million for the comparable period in 2013. Excluding the $31.7 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $7.2 million for the nine months ended September 30, 2013. Professional fees related to being a larger, publicly traded firm as well as integrating the two firms led to an increase in legal, consulting and auditing fees compared to the nine months ended September 30, 2013.
Writedown of capitalized debt costs of $9.6 million for the nine months ended September 30, 2014 relates to the writedown of debt issuance costs as a result of the repayment of the remaining $235.0 million principal of the First Lien Credit Facility.
Writedown of assets and lease loss accrual of $2.5 million for the nine months ended September 30, 2014 primarily relates to a writedown of excess real estate as we consolidated offices located in Chicago, New York and London during the year. Writedown of assets of $4.2 million for the nine months ended September 30, 2013 comprised the writedown of leasehold improvements and fixed assets in connection with the shutdown of the Company's Palo Alto and Hong Kong offices.

All other expenses were $61.6 million for the nine months ended September 30, 2014 and $48.2 million for the comparable period in 2013. These cost increases primarily relate to the addition of the Knight businesses as a result of the Mergers. The increase in Occupancy and equipment rentals expense is due to additional real estate related costs following the Mergers. Business development expense primarily increased due to client-related events and marketing. Other expense includes higher employment fees and insurance costs. In the nine months ended September 30, 2013, Other expense also included $9.5 million in costs related to the Mergers.
Our effective tax rate for the nine months ended September 30, 2014 from continuing operations of 37.8% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges. Our effective tax rate for the nine months ended September 30, 2013 from continuing operations differed from the federal statutory rate of 35% primarily due to the recognition of $103.5 million of deferred tax benefits as a result of GETCO becoming subject to U.S. corporate income taxes following the Mergers. The effect of nondeductible charges including certain compensation and meals and entertainment and the effect of state and local taxes also led to an increase in our effective tax rate for the period.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2014 and December 31, 2013, we had total assets of $7.52 billion and $7.00 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$540,457	$674,281
Financial instruments owned, at fair value:
Equities	2,595,507	2,298,785
Listed options	130,931	339,798
Debt securities	123,151	83,256
Collateralized agreements:
Securities borrowed	1,711,214	1,357,387
Receivable from brokers, dealers and clearing organizations (1)	547,378	750,440
Total cash and assets readily convertible to cash	$5,648,638	$5,503,947
* Totals may not add due to rounding.
(1) Excludes$304.3 million of assets segregated or held in separate accounts under federal or other regulations at December 31, 2013 and $421.6 million and $202.5 million of securities failed to deliver as of September 30, 2014 and December 31, 2013, respectively.
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
As of September 30, 2014, $1.51 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2013, $1.23 billion of equities were pledged as collateral to third-parties under financing arrangements.

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
Total liabilities were $6.03 billion at September 30, 2014 and $5.49 billion at December 31, 2013. Similar to the asset side, the growth in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to activity of our trading strategies. As noted throughout the document, substantially all of our debt was issued in order to complete the Mergers, while the decrease in the balance since December 31, 2013 is due to repayments of our debt. The “Liquidity and Capital Resources” section below includes a detailed description of the debt.
Equity decreased by $23.7 million, from $1.51 billion at December 31, 2013 to $1.49 billion at September 30, 2014. The decrease in equity from December 31, 2013 was primarily a result of our stock repurchase activity during the nine months ended September 30, 2014, offset by our earnings and stock-based compensation activity.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, a series of debt transactions and the issuance of equity.
At September 30, 2014, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.17 billion.
Net (loss) income from continuing operations was a net loss of $9.4 million during the three months ended September 30, 2014 compared to net income from continuing operations of $228.6 million for the three months ended September 30, 2013. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $11.6 million and $14.6 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense was $20.3 million and $20.1 million for the three months ended September 30, 2014 and 2013, respectively. We had non-cash charges of $0.3 million and $0.9 million for the writedown of excess real estate and fixed assets at certain locations for the three months ended September 30, 2014 and 2013, respectively. We also had a non-cash net gain of $15.1 million from a business combination involving one of our strategic investments for the three months ended September 30, 2014. We realized a non-cash gain of $128.0 million on GETCO's investment in Knight Common Stock for the three months ended September 30, 2013.
Capital expenditures related to our continuing operations were $15.0 million and $2.6 million during the three months ended September 30, 2014 and 2013, respectively. Purchases of investments were $0.1 million during each of the three months ended September 30, 2014 and 2013. Proceeds and distributions received from investments were $8.5 million for the three months ended September 30, 2014 and $2.1 million during the three months ended September 30, 2013.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act of 1933, as amended.
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

On July 1, 2013, $375.0 million, which was the amount needed to repurchase the aggregate amount of Convertible Notes in full at maturity, was deposited in a cash collateral account under the sole dominion and control of the paying agent under the First Lien Credit Facility (the "Collateral Account").
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of September 30, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of September 30, 2014 and December 31, 2013, $117.3 million principal amount of the Convertible Notes were outstanding.
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
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of September 30, 2014, the Company was in compliance with the covenants.
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
In May 2014, we received consents from Holders of 98.5% of the aggregate principal amount of the Senior Secured Notes outstanding to amend the terms of the Senior Secured Notes Registration Rights Agreement. As a result, we entered into the First Amendment (the “Amendment”) to the Senior Secured Notes Registration Rights Agreement. The Amendment (i) postponed the deadline by which the Company must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC, from June 5, 2014 to June 30, 2015, and (ii) postponed the deadline by which the Company must use commercially reasonable efforts to file with and have declared effective by the SEC a shelf registration statement to cover certain resales of the Senior Secured Notes, from June 5, 2014 to June 30, 2015. The Amendment also had the effect of postponing the date on which an additional interest, which constitutes liquidated damages and is the exclusive remedy available to Holders for failing to register the Senior Secured Notes, begins to accrue as a result of failing to consummate the Exchange Offer or have a shelf registration statement declared effective. Accordingly, the Company and the Guarantors no longer have any obligation to pay Holders additional interest as of June 5, 2014, even though the Company and the Guarantors did not prepare, file or have declared effective a registration statement or a shelf registration statement or consummate the Exchange Offer by such date.
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
In 2013, we repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million totaling $117.3 million was drawn from cash held in the Collateral Account and the remainder of the $300.0 million was paid out of available cash, including proceeds from the sale of Urban. In conjunction with these payments, we wrote down $13.2 million of our capitalized debt costs associated with the Credit Agreement.
In the first half of 2014, we repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, we wrote down the remaining $9.6 million, of our capitalized debt costs associated with the Credit Agreement.
The First Lien Credit Facility bore interest, at KCG's option, at a rate based on the prime rate (“First Lien Prime Rate Loans”) or based on LIBOR (“First Lien Eurodollar Loans”). First Lien Prime Rate Loans bore interest at a rate per annum equal to the greatest of prime rate, 2.25%, the federal funds rate plus 0.50%, and an adjusted one-month LIBOR rate plus 1.00%, in each case plus an applicable margin of 3.50%. First Lien Eurodollar Loans bore interest at a rate per annum equal to the adjusted LIBOR rate (subject to a 1.25% LIBOR floor) corresponding to the interest period plus an applicable margin of 4.50% per annum.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of September 30, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of September 30, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, we incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
See Footnote 11 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q.
Stock repurchase
During the second quarter of 2014, the Company approved an initial program to repurchase up to a total of $150.0 million in shares of the Company's outstanding KCG Class A Common Stock and KCG Warrants. Through September 30, 2014, we had repurchased 8.1 million shares for $95.0 million under this program. As of September 30, 2014, we had $55.0 million available to repurchase additional shares under the program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. As of September 30, 2014 we had 117.2 million shares of KCG Class A Common Stock outstanding including RSUs.
Regulatory requirements
Our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of September 30, 2014, our broker dealer was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker dealer subsidiary at September 30, 2014, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$290,349	$29,436	$260,913
As of January 1, 2014, OCTEG was merged into KCA as a result of consolidating our domestic broker dealers and KCA was subsequently renamed KCG Americas LLC.
Our U.K. registered broker dealers are subject to certain financial resource requirements of Financial Conduct Authority ("FCA") while our Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following foreign regulated broker dealers at September 30, 2014 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$215,648	$167,843	$47,805
GETCO Europe Limited	10,868	3,253	7,615
The businesses of GETCO Europe Limited were combined into KCG Europe Limited in the second quarter of 2014 but the legal entity itself has not officially dissolved. We are in the process of withdrawing GETCO Europe Limited's membership with the FCA.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Discontinued Operations & Assets and Liabilities Held for Sale
In July 2013, we entered into an agreement to sell to an investor group our reverse mortgage origination securitization business, Urban, that was previously owned by Knight. The transaction completed in the fourth quarter of 2013 and residual expenses of Urban's operations and costs of the related sale have been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
In September 2014, we entered into an agreement to sell certain assets and liabilities related to our FCM business to Wedbush Securities Inc. The FCM is a single disposal group held-for-sale as of September 30, 2014. We estimate that no write-down will be as required as the fair value of certain assets and liabilities related to the FCM less costs to sell will exceed the related carrying value. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2014, and, as a result, certain assets and liabilities related to the FCM business have been included in Assets held for sale and Liabilities held for sale on our Consolidated Statement of Condition as of September 30, 2014.

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
Goodwill
Goodwill of $17.3 million at September 30, 2014 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the quarter ended September 30, 2014 that would indicate that our goodwill may not be recoverable.

Intangible Assets
Intangible assets, less accumulated amortization, of $173.3 million at September 30, 2014 are primarily a result of the Mergers and are primarily attributable to our Market Making and Global Execution Services segments. We amortize intangible assets with definite lives on a straight-line basis over their useful lives, the majority of which have been determined to range from one to 10 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the quarter ended September 30, 2014 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
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
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statements of Operations for the three and nine months ended September 30, 2013 have been adjusted by an increase in Investment income and other, net by $1.5 million and $5.8 million, respectively.
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
See Footnote 9 “Investments” and Footnote 3 "Significant Accounting Policies" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further discussion.
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
In April 2014, the FASB issued an ASU that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. We early adopted this ASU in 2014. The adoption of this ASU resulted in additional disclosures within our Consolidated Financial Statements.
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
In June 2014, the FASB issued an ASU to resolve diverse accounting treatment for share based awards in which the terms of the award are related to a performance target that affects vesting. The ASU requires an entity to treat a performance target that could be achieved after the requisite service period as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. We do not expect adoption of this ASU to have an impact on our Consolidated Financial Statements.
In June 2014, the FASB issued an ASU that amends the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance is effective for reporting periods beginning after December 15, 2014. Early adoption is not permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.
In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for reporting periods beginning after December 15, 2016. Other than additional disclosure requirements, the adoption of this ASU is not expected to have an impact on our Consolidated Financial Statements.

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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at September 30, 2014 and 2013 was $2.85 billion and $2.52 billion, respectively, in long positions and $2.36 billion and $2.16 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $15.3 million using a hypothetical 10% increase in equity prices as of September 30, 2014, and an estimated loss of $11.9 million using a hypothetical 10% decrease in equity prices at September 30, 2014. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company has employed a third party tool to assist in the calculation of the Company’s stress risk under the various scenarios that we model.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	September 30, 2014	December 31, 2013
Liquidity Pool Composition
Holding companies
Cash held at banks	$200,624	$225,597
Money market and other highly liquid investments	55,985	27,420
KCGA
Cash held at banks	50,084	19,605
Money market and other highly liquid investments	86,365	130,395
Total Liquidity Pool	$393,058	$403,017
Cash and other highly liquid investments held by other subsidiary entities	$147,399	$271,264
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2014, KCG's disclosure controls and procedures are effective.
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
The following table contains information about our purchases of KCG Class A Common Stock during the third quarter of 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014
Common stock repurchases	1,760		1,760	76,752
Employee transactions (2)	644		—
Total	2,404	$11.68	1,760
August 1, 2014 - August 31, 2014
Common stock repurchases	1,863		1,863	$55,038
Employee transactions (2)	98		—
Total	1,961	$11.66	1,863
September 1, 2014 - September 30, 2014
Common stock repurchases	—		—	$55,038
Employee transactions (2)	98		—
Total	98	$10.93	—
Total
Common stock repurchases	3,623		3,623
Employee transactions (2)	839		—
Total	4,462	$11.66	3,623
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, the Company’s Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of the Company’s outstanding KCG Class A Common Stock and KCG Warrants. Under the program, the Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. Through September 30, 2014, we had repurchased 8.1 million shares for $95.0 million under this program.
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

101**
The following financial statements from KCG Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013, (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November 2014.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ SEAN P. GALVIN
Sean P. Galvin
Interim Chief Financial Officer