Form 10-K
period 2014-12-31
KCG Holdings, Inc.
filed 2015-03-02
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $866.8 million at June 30, 2014 based upon the closing price for shares of KCG's Class A Common Stock as reported by the New York Stock Exchange.
At February 25, 2015, the number of shares outstanding of the Registrant’s Class A Common Stock was 118,439,414 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO and the financial results for the year ended December 31, 2014 comprise the results of KCG. All periods prior to 2013 reflect solely the results and financial condition of GETCO.
All GETCO earnings per share and unit share outstanding amounts in this Annual Report on Form 10-K have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2012, at the exchange ratio, as defined in the Merger Agreement.

KCG HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2014

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the strategic business combination (the "Mergers") of Knight Capital Group, Inc. (“Knight”) and GETCO Holding Company, LLC (“GETCO”) including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s business as well as actions taken in response thereto and consequences thereof; (iii) the sale of KCG's reverse mortgage origination and securitization business, sale of KCG's futures commission merchant and the pending sale of KCG Hotspot; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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
Our corporate headquarters are located at 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.
Financial information concerning our business segments for each of 2014, 2013 and 2012 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and in the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 “Financial Statements and Supplementary Data.”
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
Our Board of Directors (the “Board”) has a standing Finance and Audit Committee, Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Each committee charter, along with the Corporate Governance Guidelines, is posted on the Company’s website. None of the information on our corporate website is incorporated by reference into this report.
All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:
KCG Holdings, Inc.
Investor Relations
545 Washington Boulevard, 3rd Floor
Jersey City, NJ 07310
(201) 222-9400
Unless otherwise indicated, references to the “Company,” “KCG,” “We,” “Us,” or “Our” shall mean KCG Holdings, Inc. and its subsidiaries.

Operating Segments
As of December 31, 2014, we had three operating segments: (i) Market Making, (ii) Global Execution Services, and (iii) Corporate and Other.

•
Market Making- Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). We are an active participant on all major global equity and futures exchanges and we also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.

•
Global Execution Services- Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, foreign exchange, and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions that are executed within this segment; however, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) an institutional spot foreign exchange electronic communication network ("ECN"); (iv) a fixed income ECN that also offers trading applications; and (v) an alternative trading system ("ATS") for global equities.

•
Corporate and Other- Our Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

Management from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business.
In November 2013, we sold Urban Financial of America, LLC (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight, to an investor group.
In November 2014, we sold certain assets and liabilities related to our Futures Commission Merchant ("FCM ") business to Wedbush Securities Inc.
In October 2014, we announced that we began to explore strategic options for KCG Hotspot, our institutional spot foreign exchange ECN, with the goal of executing on opportunities if it created additional value for our stockholders, clients and employees. In January 2015, we entered into an agreement to sell KCG Hotspot to BATS Global Markets ("BATS"). See "Subsequent Events" in the MD&A of this Form 10-K for further information on the announced sale of KCG Hotspot.
See Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the presentation of these businesses in our Consolidated Financial Statements.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments on a consolidated basis (in thousands):

	For the year ended December 31,
	2014	2013	2012
Market Making
Revenues	$901,152	$688,197	$495,427
Expenses	754,439	584,585	460,540
Pre-tax earnings	146,713	103,612	34,887
Global Execution Services
Revenues	345,710	197,765	36,211
Expenses	334,654	223,559	43,541
Pre-tax earnings (loss)	11,056	(25,794)	(7,330)
Corporate and Other
Revenues	69,369	141,374	19,596
Expenses	141,951	194,216	20,726
Pre-tax loss	(72,582)	(52,842)	(1,130)
Consolidated
Revenues	1,316,232	1,027,336	551,234
Expenses	1,231,045	1,002,358	524,807
Pre-tax earnings	$85,187	$24,978	$26,427
Totals may not add due to rounding.
See Footnote 25 "Business Segments" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" herein for a summary of revenues by geographic region.
In the first quarter of 2014, we began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results, and will only be reported prospectively, and will not be reflected in any financial results prior to January 1, 2014. For the year ended December 31, 2014, debt interest expense included in the results of the Market Making and Global Execution Services segments was $24.7 million and $7.1 million, respectively.
Market Making Segment
Business Segment Overview
We make markets primarily in global equities, futures, options, fixed income, currencies and commodities. We are an active participant on all major global equity, futures and options exchanges. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making in equity securities quoted and traded on the NYSE, Nasdaq Stock Market, OTC market, NYSE Amex, NYSE Arca and several European exchanges. We are connected to a large number of external market centers including exchanges, ECNs, ATSs, dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”) and other broker dealers.
The majority of revenues for this segment are derived from direct-to-client electronic market making in U.S. equities. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc., and the AIM of the London Stock Exchange. We also provide trade executions as an equities DMM on the NYSE and NYSE Amex.
The majority of market making activity is conducted on a principal basis through the use of automated quantitative models. In direct-to-client market making, KCG derives revenues from the difference between the amount paid when securities are bought and the amount received when the securities are sold. In non-client, exchange-based market making, we generally derive revenues from pricing and arbitrage opportunities from financial instruments within the marketplace.
Clients and Products
We offer direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national, regional and electronic broker dealers as well as buy-side clients comprising, among others, mutual funds, pension plans, plan sponsors, hedge funds, trusts, endowments and traditional investment banks in North America, Europe and Asia. In 2014, we did not have any client that accounted for more than 10% of Market Making segment revenues.
In this segment, we generally compete based on its market coverage, execution quality, payment for order flow, fulfillment rates and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally accepted as speed, spread and price improvement under SEC Rule 605. In other asset classes, standards for execution quality are client defined. In non-client exchange-based market making the Company seeks to provide best prices for buy and sell orders on market centers throughout the day and compete with proprietary trading models used by our competitors based on, among other things, speed and price.
We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of the end client. We continually refine our automated quantitative models so that we may remain competitive.
Global Execution Services Segment
Business Segment Overview
We provide agency execution services and trading venues for agency-based, execution-only trading in global equities, currencies, fixed income, futures and options to institutions and broker dealers. We are an active participant on all major global equity, futures and options exchanges. We generally earn commissions and commission-equivalents as an agent between principals for transactions that are executed within the Global Execution Services segment, however, we will commit capital on behalf of clients as needed. We are connected to a large number of external market centers including exchanges, ECNs, ATSs, dark liquidity pools, ADFs, MTFs and other broker dealers.
The majority of revenues for this segment are derived from agency-based, execution-only trading encompassing algorithmic trading and order routing in global equities; institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; an institutional spot foreign exchange ECN (KCG Hotspot); a fixed income ECN that also offers trading applications (KCG BondPoint); and an ATS for global equities.
As previously noted in November 2014, we sold our FCM business, which was part of this segment and whose results, through the sale, are included within this segment. Additionally, in 2014, we sought, and in January 2015, agreed to sell the KCG Hotspot business, whose results are included within this segment for all applicable periods.
Clients and Products
We offer agency execution services and trading venues across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts, endowments and sell-side clients including global, national, regional and electronic broker dealers. In 2014, our Global Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.
In this segment, we generally compete on market coverage, liquidity, platform capabilities, anonymity, trading costs and client service. We draw on in-house developed advanced trading technologies to meet client criteria for best execution and managing trading costs. As a result, we are able to attract a diverse array of clients in terms of strategy, size and style. We also provide algorithmic trading and order routing that combine advanced technology, access to our differentiated liquidity and support from experienced professionals to help clients execute trades.
This segment offers clients a broad range of products and services and voice access to the global markets including sales and trading for equities, ETFs and options. We also provide soft dollar and commission recapture programs. Additionally, we provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact and offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from its order flow and other sources.

We offer electronic trading in global equities, options, futures, currencies and commodities through algorithmic trading, order routing and an execution management system ("EMS") as well as via internal crossing through our registered ATS.
KCG Hotspot provides electronic foreign exchange trading solutions to buy-side firms through its foreign exchange ECN that provides clients with access to live, executable prices for over 60 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. KCG Hotspot offers clients several access options including direct high-speed connectivity and a traditional front-end application. In January 2015, we entered into an agreement to sell KCG Hotspot to BATS Global Markets ("BATS"), which is subject to customary closing conditions. The transaction is expected to close in March 2015. See Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale" and Footnote 27 "Subsequent Event" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information.
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
We also operate an ATS providing clients with an anonymous source of non-displayed liquidity.
Corporate and Other Segment
Our Corporate and Other segment invests principally in strategic financial service-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. Our Corporate and Other segment contains functions that support the other segments, such as self-clearing services, including stock lending activities. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
Our Corporate and Other segment’s revenues include returns from strategic investments, interest income from treasury investments and stock borrow activity and other income. Operating expenses primarily consist of compensation for certain senior executives and other employees of the corporate holding company, stock loan interest related to the financing of our securities inventory, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.
Competition
Our client offerings, encompassing direct-to-client market making agency execution services and trading venues, compete primarily with similar products offered by domestic and international broker dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. Non-client, exchange-based market making competes with various market participants including those who utilize highly automated, electronic trading models. Another source of competition is broker dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as KCG.
Our Market Making segment competes primarily on the basis of execution quality (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture. Consequently, maintaining profitability has become extremely challenging for many firms. In general, improvements in execution quality, such as faster execution speed and greater price improvement, have negatively impacted the ability to derive profitability from executing client order flow. We have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.
Competition for order flow in the U.S. equity markets continues to be intense as reflected in publicly disclosed execution metrics, i.e., SEC Rules 605 and 606. These rules, applicable to broker dealers, add greater disclosure to execution quality and order-routing practices. Rule 605 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. These statistics vary by order sender based on their mix of business. Rule 606 requires broker dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. This rule also requires the disclosure of payment for order flow arrangements and internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.
Our Global Execution Services segment competes with other electronic trading platforms for orders from institutional firms and, to a lesser extent, with sales and trading teams at larger firms. Competition for business with institutional clients is based on a variety of factors, including execution quality; research; soft dollar, commission sharing and recapture services; technology; market access (including direct market access and execution algorithms); client relationships; client service; cost; capital facilitation and reputation.
We believe the trend toward increased competition and the growth of alternative trading venues will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain greater market share by reducing prices.
Infrastructure
We continue to invest significant resources to expand our execution capacity, upgrade our trading systems and infrastructure and enhance and strengthen our controls. We plan to make additional investments in technology and infrastructure in the future. We’ve been reinforcing and bolstering our operational model to manage the complexities of the Company. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative client market making models and proprietary trading models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services, develop and enhance our non-client principal trading models and reduce trading costs.
We use our proprietary technology and technology licensed from third parties, among other items, to execute trades, manage risk, monitor the performance of our traders, assess our inventory positions and provide ongoing information to our clients. We are electronically linked to institutions and broker dealers to provide immediate access to our trading operations and facilitate the handling of client orders. Our business-to-business portal and Knight Link®, Knight Match, KCG BondPoint, KCG Hotspot FX and Knight Direct platforms and the Knight Direct and GETAlpha suites of algorithms, provide our clients with an array of tools to interact with our trading systems, multiple marketplaces throughout the globe and most U.S. equity, options, fixed income, currency and futures market centers.
We have developed a proprietary clearing platform in connection with our self-clearing activities and leveraged technology, operations and finance, legal and compliance professionals to support these efforts. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
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
Intellectual Property and Other Proprietary Rights
Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market making and non-client principal trading models and information regarding our client base. A large portion of our technology was developed internally, and we rely primarily on trade secret, trademark, copyright, domain name, patent, commercial and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners and to control access to and the distribution of our intellectual property.

Government Regulation and Market Structure
Most aspects of our business are subject to extensive regulation under federal, state and international laws, rules and regulations. Regulators in the U.S. and international jurisdictions continue to promulgate numerous rules and regulations that may impact our business. In the U.S., these regulatory bodies include the SEC, the Commodity Futures Trading Commission ("CFTC"), FINRA, National Futures Association ("NFA"), NYSE, NASDAQ, other self-regulatory organizations ("SROs"), and other regulatory bodies, such as state securities commissions and state attorney generals. In Europe and Asia, these regulatory bodies include, but are not limited to, the UK Financial Conduct Authority ("FCA"), the French Autorité des Marchés Financiers (the “AMF”), the Singapore Exchange, the Securities and Exchange Board of India ("SEBI"), and the Australian Securities and Investment Commission ("ASIC"). In addition, we are subject to various laws and rules in the countries where we do business.
As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the financial markets and protecting the interests of investors by ensuring that trading on their markets is reliable, transparent, competitive, fair and orderly. Regulated entities, such as KCG, are subject to rules concerning all aspects of their business, including trade practices, best execution for customers, anti-money laundering, capital adequacy, record retention, technology implementation, risk management, supervision, and officer, supervisor and employee conduct. Failure to comply with any of these laws, rules or regulations could result in administrative actions or court proceedings, censures, fines, the issuance of cease-and-desist orders, loss of membership, injunctions or the suspension or disqualification of the entity and/or its officers, supervisors or employees.
The regulatory environment in which we operate is subject to constant review and change. Legislation and regulatory requirements and market structure changes have had and will in the future have an impact on KCG’s regulated subsidiaries by directly affecting their method of operation and, at times, their profitability by imposing significant obligations and restraints on KCG and its affiliates. These increased obligations and restraints require the implementation and maintenance of internal practices, procedures and controls, which have increased our costs and may subject us to regulatory inquiries, administrative actions, court proceedings, claims, disciplinary fines or penalties. In addition, future changes may require significant technological, operational and compliance costs associated with the obligations that derive from compliance with such laws, rules and regulations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted in the U.S. Implementation of the Dodd-Frank Act continues to be accomplished through extensive rulemaking by the CFTC, SEC and other governmental agencies. The Dodd-Frank Act and the current rulemaking to implement this law are not currently expected to have a material impact on our businesses. It is possible, however, that future rulemaking or changes to the market structure and practices in response to the Dodd-Frank Act may impact our businesses.
The SEC and other regulatory bodies have recently enacted and are actively considering rules that may affect the operation and profitability of KCG. In particular, on August 1, 2012, SEC Rule 613 was published in the Federal Register. This rule requires the securities exchanges and FINRA to act jointly in developing a national market system plan to develop, implement, and maintain a consolidated audit trail ("CAT"), with respect to the trading of listed equity securities and listed options. Once implemented, maintaining a CAT will impose substantial new reporting requirements on broker dealers, such as KCG. In addition, on November 19, 2014, the SEC adopted Regulation Systems Compliance and Integrity ("Regulation SCI") with an initial compliance date of November 3, 2015. Regulation SCI requires securities exchanges and broker dealer operators of alternative trading systems with significant volume to (1) establish and enforce written policies and procedures designed to ensure operational capabilities of technological systems, (2) take immediate remedial action and notify the SEC and those affected of system incidents, (3) conduct annual compliance reviews and industry or sector-wide business continuity testing, and (4) file periodic reports with the SEC. KCG's alternative trading system may meet the volume thresholds and KCG may be required to comply with Regulation SCI. Additionally, SEC Chair Mary Jo White directed SEC staff to prepare recommendations to consider whether an SCI-like framework should be developed for other key market participants, which could include KCG's broader operations.
Regulators may also consider proposing other market structure changes particularly considering the regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures. In January 2010, the SEC published a Concept Release that asked for comment on issues such as high frequency trading, colocation, internalization, and markets that do not publicly display price quotations, including dark liquidity pools. On June 5, 2014, SEC Chair Mary Jo White provided her wide-ranging views on market structure. Chair White called for the creation of a market structure advisory committee and a comprehensive, data-driven review of equity market structure that will examine the above-referenced topics as well as the use of rebates by exchanges. On January 13, 2015, the SEC announced the members of the market structure advisory committee, which will be a formal mechanism to provide advice and recommendations to the SEC on market structure issues.
The financial services industry in many countries is heavily regulated, much like in the U.S. The compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the review of Markets in Financial Instruments Directive ("MiFID"), which was implemented in November 2007, is nearing completion. Proposed changes to MiFID, which consist of a directive called MiFID 2 and regulations called MiFIR, are expected to be finalized by the end of 2015. The adoption of MiFID 2/MiFIR will include many changes likely to affect our businesses. For example, the changes will require firms like KCG and other market participants to conduct all trading on European markets through authorized investment firms. MiFID 2/MiFIR will also require market makers, including KCG, to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID 2/MiFIR may also impose additional requirements on trading platforms on which we trade, such as circuit breakers, synchronization of business clocks and flagging of algorithms. The implementation of these new requirements is tentatively planned for the second half of 2016 and may impose technological and compliance costs on KCG as a participant in those trading platforms.
The European Commission has proposed a financial transaction tax ("FTT"). Eleven European Union member states, including France, Germany, Italy and Spain, have discussed the adoption of a FTT and it has been reported that in January 2015, France attempted to revive discussions of the FTT initiative which had stalled at the end of 2014. The scope of instruments and transactions that may be covered by these FTTs is still under discussion and it is, therefore, premature to determine the impact of such FTTs on KCG’s business. In addition, France and Italy have each separately adopted FTTs. These taxes have not had a material impact on our profitability, however, changes to or expansion of these FTTs or the adoption of any subsequent FTTs could impact our business, financial condition and operating results.
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
A change in the Uniform Net Capital Rule or other similar rules effected by foreign regulatory authorities, the imposition of new rules or any unusually large charges against net capital could limit our businesses that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker dealer subsidiaries. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
For additional discussion related to net capital, see Footnote 23 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.
Employees
At December 31, 2014, our headcount was 1,093 full-time employees, compared to 1,229 full-time employees at December 31, 2013. The decrease in headcount from December 31, 2013 is primarily due to reductions in workforce completed following the Mergers as well as the sale of our FCM business. Of our 1,093 full-time employees at

December 31, 2014, 913 were employed in the U.S. and 180 outside the U.S., primarily in London. An additional 40 employees (31 in the U.S., 9 international) are expected to transfer to BATS upon closing of the sale of KCG Hotspot. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
A number of industry-related and other risks may adversely affect the business, financial condition and operating results of KCG. Additional risks and uncertainties not currently known to KCG also may adversely affect its business, financial condition and/or operating results in a material manner. In addition, KCG may also be affected by general risks not directly related to its business, including, but not limited to, acts of war, terrorism and natural disasters. KCG cannot assure that the risks described below or elsewhere in this or its other reports filed or furnished with the SEC are a complete set of all potential risks KCG may face.
Conditions in the financial services industry and the securities markets may adversely affect KCG’s trading volumes and market liquidity
KCG’s revenues are primarily transaction-based, and declines in global trading volumes, volatility levels, securities prices, commission rates or market liquidity could adversely affect KCG's business and its profitability. There may be periods when market conditions may have an adverse impact on KCG’s business and profitability. The level of activity in the markets in which KCG conducts business is directly affected by numerous national and international factors that are beyond KCG’s control, including economic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, legislative and regulatory changes, currency values and inflation, broad trends in business and finance and changes in the markets in which KCG’s transactions occur. Declines in the trading volume of equities, fixed income and other financial instruments will generally result in lower revenues from market making and transaction execution activities. Lower levels of volatility, which tends to correlate with trading volumes, will have the same directional impact. Lower price levels of securities and other instruments, as well as tighter spreads, may reduce profitability from trade executions. Increased competition can put pressure on commission rates, spreads and related fee schedules. Declines in market values of securities or other financial instruments can result in illiquid markets, which can increase the potential for losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, reductions in trading volumes, volatility levels, securities prices, commission rates or market liquidity could materially affect KCG’s business and profitability. As a result of the foregoing, period-to-period comparisons of KCG's revenues and operating results are not necessarily meaningful, and such comparisons cannot be relied upon as indicators of future performance.
KCG trading activities expose it to the risk of significant losses
KCG conducts the majority of its trading activities as principal, which subjects its capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for KCG’s own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict KCG’s ability to either resell securities or other financial instruments KCG purchases or to repurchase securities or other financial instruments KCG sells in such transactions. From time to time, KCG may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry or segment, which could result in higher trading losses than would occur if KCG’s positions and activities were less concentrated. The performance of KCG’s trading activities primarily depends on its ability to attract order flow, the composition and profile of its order flow, the dollar value of securities and other financial instruments traded, the performance, size and volatility of KCG’s market making portfolios, the performance, size and volatility of KCG’s client and non-client principal trading activities (including high frequency trading), market interaction, the skill of KCG’s trading personnel, the ability of KCG to design, build and effectively deploy the necessary technologies and operations to support all of its trading activities and enable KCG to remain competitive, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, KCG must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, payment for order flow and client relationships and service. In KCG’s role as a market maker, it attempts to derive a profit from the difference between the prices at which it buys and sells securities. However, competitive forces and regulatory requirements often require KCG to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By maintaining inventory positions, KCG is subject to a high degree of risk. There can be no assurance that KCG will be able to manage such risk successfully or that KCG will not experience significant losses from such activities. All of the above factors could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG is exposed to losses due to lack of perfect information
As a market maker, KCG provides liquidity by consistently buying securities from sellers and selling securities to buyers. KCG may at times trade with others who have different and possibly better information than it does, and as a result, KCG may accumulate unfavorable positions preceding large price movements in securities. Should the frequency or magnitude of these events increase, KCG’s losses would likely increase correspondingly, which could have a material adverse effect on KCG's business, financial condition and results of operations.
KCG’s market making activities have been and may be affected by changes in the levels of market volatility
Certain of KCG’s market making activities depend on market volatility to provide trading and arbitrage opportunities to KCG’s clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk, which KCG refers to as VaR, and may expose the Company to increased risks in connection with market making activities or cause KCG to reduce its market making positions in order to avoid increasing VaR. Limiting the size of KCG’s market making positions can adversely affect profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances the Company may be forced to either take on additional risk or to incur losses in order to decrease KCG's VaR.
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
Substantial competition could reduce KCG’s market share and harm KCG’s financial performance
All aspects of KCG’s business are intensely competitive. KCG faces competition in its businesses primarily from global, national and regional broker dealers, exchanges, and ATSs. ATSs include crossing networks that match orders in private or without a public quote, ECNs that match orders off-exchange based on a displayed public quote, and dark liquidity pools which offer a variety of market models enabling investors to trade off-exchange. Equities competition is based on a number of factors, including KCG’s execution standards (e.g., price, liquidity, speed and other client defined measures), client relationships and service, reputation, payment for order flow, market structure, product and service offerings, and technology. KCG will continue to face intense competition in connection with all of its trading activities, and KCG’s ability to effectively compete will depend on a number of factors including its ability to design, build and effectively deploy the necessary technologies and operations to support all of its trading activities. A number of competitors of KCG’s businesses may have greater financial, technical, marketing and other resources than KCG. Some of KCG’s competitors offer a wider range of services and financial products than KCG does and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than KCG to new or evolving opportunities and technologies, market changes and client requirements and may be able to undertake more extensive promotional activities and offer more business attractive terms to clients including larger order flow rebate payments. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge, and they may acquire significant market share. The trend toward increased competition in KCG’s businesses is expected to continue and it is possible that KCG’s competitors may acquire increased market share.
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
KCG uses trademark, trade secret, copyright and other proprietary rights and procedures to protect its intellectual property and technology resources. Despite its efforts, monitoring unauthorized use of KCG’s intellectual property is difficult and costly, and KCG cannot be certain that the steps it takes to prevent unauthorized use of its proprietary rights are sufficient to prevent misappropriation of its technology, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, KCG cannot be sure that courts will adequately enforce contractual arrangements KCG has entered into to protect its proprietary technologies. If any of KCG’s proprietary information were misappropriated by or otherwise disclosed to its competitors, its competitive position could be adversely affected. KCG may incur substantial costs to defend ownership of its intellectual property or to replace misappropriated proprietary technology. If a third party were to assert a claim of infringement of KCG’s proprietary rights, obtained through patents or otherwise, against KCG with respect to one or more of its methods of doing business or conducting its operations, KCG could be required to spend significant amounts to defend such claims, develop alternative methods of operations, pay substantial money damages or obtain a license from the third party.
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
While KCG has invested significant amounts of capital to upgrade the capacity, reliability, scalability and speed of its systems, there can be no assurance that its systems will be sufficient to handle current or future trading volumes, and the modifications themselves may result in unanticipated and undesirable consequences. Although KCG will continually update and modify its trading software in response to changes in its business, rule changes and for various other reasons, there are no assurances that such updates and modifications to KCG’s trading software will not result in future trading losses. Many of KCG’s systems are, and much of its infrastructure is, designed to accommodate additional growth without material redesign or replacement; however, KCG may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to its systems and infrastructure, including any inability to develop and upgrade existing technology, transaction-processing systems or network infrastructure to accommodate increased sales volume through KCG’s transaction-processing systems, could lead to unanticipated system disruptions, slower response time, degradation in levels of customer service and impaired quality and speed of order fulfillment.

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
KCG may experience disasters or business disruptions
KCG has business continuity capabilities that could be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, KCG has to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect KCG, a building that KCG occupies, a business district in which KCG is located, a city in which KCG is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. KCG’s business continuity facilities are designed to allow it to substantially continue operations if KCG is prevented from accessing or utilizing its primary offices for an extended period of time. Although KCG has employed significant effort to develop, implement and maintain reasonable business continuity plans, KCG will not be able to ensure that its systems will properly or fully recover after a significant business disruption in a timely fashion. If KCG is prevented from using any of its current trading operations or any third party services, or if its business continuity operations do not work effectively, KCG may not have complete business continuity. This could have a material adverse effect on KCG’s business, financial condition and operating results.
Regulatory and legal uncertainties could harm KCG’s business
The capital markets industry in the U.S. and the foreign jurisdictions in which KCG conducts its business is subject to extensive oversight under federal, state and applicable foreign laws, rules and regulations, as well as the rules of SROs. Broker dealers, investment advisors and financial services firms are subject to regulations concerning all aspects of their businesses, including, but not limited to, trade practices, best execution practices, capital adequacy, record-keeping, anti-money laundering, fair and requisite disclosure and the conduct of their officers, supervisors and employees. KCG’s operations and profitability may be directly affected by, among other things, additional legislation or regulation, or changes in rules promulgated by domestic or foreign governments or regulators; and changes in the interpretation or enforcement of existing laws, regulations and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative actions or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker dealer, and/or their officers, supervisors or employees. Furthermore, domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine and issue cease-and-desist orders to suspend or expel a broker-dealer or other market participant or any of its officers or employees. In recent years, the size of penalties and fees sought by regulators has increased significantly. Noncompliance with applicable laws or regulations could also negatively impact KCG’s reputation, client relationships, prospects, revenues and earnings.
KCG’s ability to comply with applicable laws, regulations and rules is largely dependent on its internal systems to ensure compliance, as well as its ability to attract and retain qualified compliance personnel. Each of KCG’s regulators engages in a series of periodic and special examinations and investigations to monitor compliance with such laws, rules and regulations that may result in disciplinary actions in the future due to alleged noncompliance. KCG is currently the subject of regulatory reviews and investigations that may, in the future, result in disciplinary actions, including the imposition of fines and penalties due to alleged non-compliance.
Federal, state and foreign legislators, regulators and SROs are constantly proposing, or enacting, new regulations which may impact KCG’s business. These include rules regarding, among others, a CAT designed to improve the ability of the SEC and others to oversee trading in the U.S. securities markets, private or over-the-counter markets, sometimes referred to as dark liquidity pools, increased transaction and other fees, transaction taxes, enhanced requirements regarding market access (including SEC Rule15c3-5) and for technology testing and implementation, increased obligations for market makers, higher capital requirements, and order routing limitations. Additionally, Section 31 fees, sometimes described as “SEC Fees”, are reviewed regularly. These could increase substantially in the future in order to recover the costs incurred by the government, including the SEC, for supervising and regulating the securities markets.

Regulators may also consider proposing other market structure changes. In January 2010, the SEC issued a Concept Release seeking public comment on certain market structure issues such as high frequency trading, the colocation of servers with exchange matching engines, off-exchange trading, including internalization where brokers match orders with their own inventory, and markets that do not publicly display price quotations including dark liquidity pools. The CFTC issued a similar release in 2013. In particular, high frequency trading continues to be a controversial feature of modern markets and regulatory scrutiny by federal, state and foreign regulators and SROs is likely to continue, as evidenced by SEC Chair Mary Jo White’s June 5, 2014 speech. Market participants continue to call upon the U.S. Congress and the SEC to make changes to limit high-frequency trading and these changes could impact KCG’s business negatively.
In addition, the financial services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to conduct business or expand internationally. Further, public debate in Europe regarding high-frequency trading is leading policymakers to consider laws and regulations that may impact KCG’s business, including potential taxes, limits on order-to-execution ratios and requirements for country-specific authorization for high frequency traders. To continue to operate and to expand its services internationally, KCG will have to comply with the regulatory controls of each country in which it conducts or intends to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit KCG's ability to continue existing international operations and further expand internationally.
Any of these laws, rules or regulations, if adopted, as well as any regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on KCG’s business, financial condition and operating results. In addition, changes in current laws or regulations or in governmental policies could negatively impact KCG’s operations, revenues and earnings.
At any given time, KCG may be the subject of one or more regulatory or SRO enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations. KCG’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required.
KCG’s business is subject to substantial risk from litigation, regulatory investigations and rules and regulations
Many aspects of KCG’s business involve substantial risks of liability. KCG is exposed to potential liability under federal, state and foreign securities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by U.S. and foreign regulators. KCG is also subject to the risk of potential litigation. From time to time, KCG and its subsidiaries and certain of their past and present officers, directors and employees, are, or may be in the future, named as parties in legal actions, regulatory investigations and proceedings, arbitrations and administrative claims. KCG has been the subject of claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines, awards, judgments and settlements. Moreover, KCG may be required to indemnify past and present officers, directors and employees in regards to these matters. Certain corporate events, such as a reduction in KCG’s workforce, could also result in additional litigation or arbitration. KCG could incur significant legal expenses in defending such litigations or proceedings. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against KCG could have a material adverse effect on its business and reputation, financial condition and operating results.
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
As a result of this technology issue and its impact, Knight is currently subject to litigation by former Knight stockholders alleging that they were damaged by this technology issue. While KCG is unable to predict the outcome of any existing or future litigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on KCG’s financial condition or ongoing operations. In addition, KCG may incur significant expenses in defending against the existing litigation or any other future litigation and in implementing technical changes and remedial measures which may be required or otherwise necessary or advisable. KCG may also be required to take remedial steps that could be burdensome for its business operations.
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
KCG’s reliance on computer systems and software, including third-party systems, could adversely affect its business
KCG relies significantly on its computer systems and software to receive and properly process internal and external data and utilize such data to generate orders and other messages. This includes certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, internet service, communications facilities and other facilities. A disruption or corruption of the proper functioning of KCG’s computer systems or software, or deterioration in their performance, could be disruptive to KCG’s business. KCG cannot guarantee that its efforts to maintain competitive computer systems and software will be successful. KCG’s computer systems and software may fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. Additionally, if KCG’s arrangement with any third party is terminated, KCG may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. If any of these risks materialize, they could have a material adverse effect on KCG’s business, financial condition and results of operations.
KCG may be the target of a significant cyber-attack or threat that impairs internal systems or causes reputational damage
KCG relies heavily on technology and automation to perform many functions within the firm. This reliance on technology opens the firm to various forms of cyber-attacks; including data loss or destruction, unauthorized access, unavailability of service or the introduction of malicious code.
KCG has taken significant steps to mitigate the various cyber threats. KCG has created a dedicated Information Security Group, created and filled the role of Information Security Officer (“ISO”) and formed an Information Security Steering Committee. In addition, the firm has enhanced the communication channels with government and law enforcement agencies for better information sharing and awareness. The firm will continue to periodically review policies and procedures to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, the firm continues to look to implement technology solutions that enhance preventive and detection capabilities, and has an Emergency Management Plan (“EMP”) that sets forth procedures for firm-wide crisis responses, including in the case of a cyber-attack. See “Operational Risks” under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.
Notwithstanding these efforts, KCG’s cybersecurity measures may not detect or prevent all attempts to compromise its systems, including denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by KCG’s systems or that its otherwise maintains. Breaches of KCG’s cybersecurity measures could result in any of the following: unauthorized access to KCG’s systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom KCG does business or its proprietary systems; viruses, worms, spyware or other malware being placed in KCG’s systems; deletion or modification of client information; or a denial-of-service or other interruptions to KCG's business operations. Although KCG devotes significant resources to maintain and regularly upgrade its systems and networks and review the ever changing threat landscape, the methods of attack change frequently, with many vulnerabilities not publicly known until the very point in time when they are exploited. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against KCG or its third-party service providers, KCG may be unable to anticipate these attacks or to implement adequate protections in advance.
There is no guarantee that the current measures by KCG or any other measures can prevent every potential threat. Although KCG maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Any actual or perceived breach of KCG’s cybersecurity could damage its reputation, expose it to a risk of loss or litigation and possible liability, require it to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on KCG’s business, financial condition, results of operations and cash flows.
The use of open source software may expose KCG to additional risks
KCG uses software development tools covered by open source licenses and may incorporate such open source software into its proprietary software from time to time. "Open source software" refers to any code, shareware or other software that is made generally available to the public without requiring payment of fees or royalties and/or that may require disclosure or licensing of any software that incorporates such source code, shareware or other software. Given the nature of open source software, third parties might assert contractual or copyright and other intellectual property-related claims against KCG based on its use of such tools and software programs or might seek to compel the disclosure of the source code of its software or other proprietary information. If any such claims materialize, KCG could be required to (i) seek licenses from third parties in order to continue to use such tools and software or to continue to operate certain elements of KCG's technology, (ii) release certain proprietary software code comprising KCG's modifications to such open source software, (iii) make KCG’s software available under the terms of an open source license or (iv) re-engineer all, or a portion of, that software, any of which could materially and adversely affect KCG's business, financial condition and results of operations. While KCG monitors the use of all open source software in its solutions, processes and technology and seeks to ensure that no open source software is used (i) in such a way as to require KCG to disclose the source code to the related solution when it does not wish to do so nor (ii) in connection with critical or fundamental elements of its software or technology, such use may have inadvertently occurred in deploying KCG's proprietary solutions. If a third-party software provider has incorporated certain types of open source software into software KCG licenses from such third party for its products and solutions, KCG could, under certain circumstances, be required to disclose the source code to its solutions. In addition to risks related to license requirements, usage of open software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on KCG’s business, financial condition and results of operations.
KCG may incur losses as a result of ineffective risk management processes and strategies
KCG seeks to monitor and control its risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While KCG employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, KCG may, in the course of its activities, incur losses.
KCG’s failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause investors to lose confidence in its financial statements and have a material adverse effect on KCG’s business and stock price
KCG devotes considerable resources, including management’s time and other internal resources, to complying with regulatory requirements relating to internal control over financial reporting. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, KCG could lose investor confidence in the accuracy and completeness of its financial reports, which may have a material adverse effect on its stock price.

Self-clearing exposes KCG to significant operational, financial and liquidity risks
KCG self-clears substantially all of its domestic and international equities transactions using proprietary platforms and intends to expand self-clearing across product offerings and asset classes in the future. Self-clearing requires KCG to finance the majority of its inventory and maintain margin deposits at clearing organizations. Self-clearing exposes KCG’s business to operational risks, including business and technology disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While KCG’s clearing platform, operational processes, enhanced infrastructure and current and future financing arrangements have been carefully designed, KCG may nevertheless encounter difficulties that may lead to operating inefficiencies, including technology issues, dissatisfaction amongst KCG’s client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and counterparties who provide financing with respect to inventories, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect KCG’s ability to effect transactions and manage its exposure to risk. Moreover, any of these events could have a material adverse effect on KCG’s business, financial condition and operating results.
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
International activities involve certain risks
KCG’s international operations expose it to financial, cultural, regulatory and governmental risks, including restrictions imposed by the Foreign Corrupt Practices Act (the "FCPA") and trade sanctions administered by the Office of Foreign Assets Control ("OFAC"). The FCPA is intended to prohibit bribery of foreign officials and requires companies whose securities are listed in the U.S. to keep books and records that accurately and fairly reflect those companies' transactions and to devise and maintain an adequate system of internal accounting controls. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against designated foreign states, organizations and individuals.
Approximately 14% of the revenue of KCG in 2014, resulted from international operations. The financial services industry in many foreign countries is heavily regulated, much like the U.S., but differences, whether cultural, legal or otherwise, do exist. KCG is exposed to risks and uncertainties, including political, economic and financial instability, changes in requirements, exchange rate fluctuations, staffing challenges and the requisite controls needed to manage such operations. To continue to operate and expand its services globally, KCG will have to comply with the unique legal and regulatory controls of each country in which it conducts, or intends to conduct business, the requirements of which may be onerous or may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to successfully conduct or expand its business internationally. It may increase KCG’s costs of investment. Additionally, operating international locations involves both execution and reputational risk. KCG may not be able to manage these costs or risks effectively.
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
KCG has leverage
Although KCG has repaid a significant portion of its indebtedness incurred in connection with the Mergers, $305.0 million aggregate principal amount of such indebtedness as well as $117.3 million of Convertible Notes remains outstanding as of the date of this report. This leverage may have important negative consequences for KCG and its stockholders, including:

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

•	exposing it to interest rate risk due to the variable interest rate on borrowings under its revolving credit agreement.
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
KCG’s outstanding senior secured notes contain customary affirmative and negative covenants and customary exceptions, qualifications and “baskets” which provide KCG exceptions to certain of the negative covenant restrictions on its business up to certain specified amounts. The negative covenants include, among other things, limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, modifications of organizational documents and other material agreements, restrictions on subsidiaries, capital expenditures, issuance and repurchases of capital stock, negative pledges and business activities.
In addition, KCG is required to file an exchange offer registration statement with the SEC with respect to a registered offer to exchange the senior secured notes and issue exchange securities by June 30, 2015. If KCG fails to meet this obligation, additional interest of up to 1.0% per year will accrue on the senior secured notes.
KCG may be able to incur substantially more debt and take other actions that could diminish its ability to make payments on its indebtedness when due, which could further exacerbate the risks associated with its current level of indebtedness
Despite KCG’s indebtedness level and the negative covenants contained in the senior secured notes, KCG may be able to incur substantially more indebtedness in the future. KCG is not fully restricted under the terms of the indenture for the senior secured notes from incurring additional debt, securing existing or future debt, recapitalizing KCG’s debt or taking a number of other actions, including certain additional indebtedness incurred in the ordinary course of business by KCG’s broker dealer subsidiaries and certain other regulated subsidiaries, any of which additional indebtedness could diminish KCG’s ability to make payments on its indebtedness when due and further exacerbate the risks associated with KCG’s current level of indebtedness. If new debt is added to KCG’s or any of its existing and future subsidiaries' current debt, the related risks that KCG now faces could intensify.
KCG’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates
KCG’s accounting policies and assumptions are fundamental to its reported financial condition and results of operations. KCG’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report KCG’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in KCG reporting materially different results than would have been reported under a different alternative.
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
As KCG has sought to refocus on its core market making and trading services, it has shutdown, reconstituted or disposed of several non-core businesses, including its reverse mortgage origination and securitization business, its FCM business and KCG Hotspot (the sale of which is pending). Additional divestitures are possible in the future and may have a material impact on KCG’s balance sheet or results of operations. There is no guarantee that KCG will be able to replace the revenue generated by any divested business. Divestitures generally also entail numerous risks. The divestiture of an existing business could reduce KCG’s future operating cash flows and revenues, make its financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of KCG Class A Common Stock and increased reliance on other elements of its core business operations. In addition, the agreements to sell any divested businesses may require KCG to indemnify the buyer in certain situations. If KCG does not successfully manage the risks associated with a divestiture, its business, financial condition, and results of operations could be adversely affected. KCG also may not find suitable purchasers for businesses it may wish to divest. In addition, the decision to pursue acquisitions, divestitures or other strategic transactions may jeopardize KCG’s ability to retain the services of its existing key employees and to attract and retain additional qualified personnel in the future.
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
KCG may fail to realize the anticipated benefits of the combination of GETCO and Knight
The success of KCG will depend on, among other things, KCG’s effectiveness in continuing to combine the businesses of GETCO and Knight in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of KCG nor result in materially decreased revenues due to loss of customers. If KCG is not able to successfully achieve these objectives, the anticipated benefits of the Mergers may not be realized fully or may take longer to realize than expected.
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
The market price of KCG Class A Common Stock may decline if, among other factors, the integration of the Knight and GETCO businesses ultimately proves to be unsuccessful, the operational cost savings estimates are not realized or key employees leave KCG.
Certain additional payments to be made to KCG in connection with the sale of KCG Hotspot are uncertain
The sale of KCG Hotspot is structured as a taxable asset sale and BATS and KCG have agreed to share certain related tax benefits that potentially accrue to BATS after the closing of the transaction. KCG will share in 70% of the actual tax benefits to BATS for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50 million, which BATS has the right to exercise after KCG’s option expires.
However, the receipt of the Annual Tax Benefits by KCG is subject to BATS having sufficient net income to receive the tax benefits. BATS’s net income could decrease due to numerous factors, which are outside of the control of KCG. In addition, any decrease in the corporate tax rates applicable to BATS could reduce the size or certainty of the Annual Tax Benefits.
In addition, KCG will not be entitled to the Annual Tax Benefits in the first three years if, during the five month period beginning on January 27, 2015 (subject to extension in limited cases) (the “Measurement Period”), the average daily notional FX trading volume on KCG Hotspot for any 60 trading day rolling period is less than or equal to a threshold set at 70% of the average daily notional FX trading volume on KCG Hotspot for the month with the lowest trading volume over the last two calendar years (the “Trigger Event”) and, after the Trigger Event but during the Measurement Period, the average daily notional FX trading volume on Hotspot for any 15 trading day rolling period is not 80% or more of the average daily notional FX trading volume on Hotspot for the 2014 calendar year and no subsequent Trigger Event occurs during the Measurement Period.

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
KCG’s four largest stockholders own a substantial percentage of KCG’s Class A Common Stock, which could limit the ability of other stockholders to influence corporate matters or result in actions that the other stockholders do not believe to be in KCG’s interests or their interests
As of February 23, 2015, KCG’s four largest stockholders beneficially owned an aggregate of approximately 58% of KCG’s outstanding Class A Common Stock (including restricted stock units) (or 63%, assuming exercise of the KCG warrants held by these holders in full) based on the most recent Schedule 13D or 13G filed by the holders. As a result, these large stockholders may be able to exert influence over KCG’s affairs and policies, including the election of directors and the approval of mergers, acquisitions and other extraordinary transactions. In addition, three of the largest stockholders have representation on KCG’s Board of Directors. This concentrated control will limit the ability of the remaining stockholders to influence corporate matters, and the interests of the large stockholders may not coincide with KCG’s interests or the interests of the remaining stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of KCG, could deprive KCG’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of KCG and might ultimately affect the market price of KCG’s common stock.
These large stockholders have in the past and may in the future seek to sell large portions of KCG Class A Common Stock in one or a series of related transactions, including through block trades, 10b5-1 sales plans or underwritten secondary offerings. In connection with the Mergers, certain of these stockholders were granted registration rights, which, subject to certain limitations, require KCG to assist such stockholders in conducting one or more registered offerings of all or a portion of their holdings. Any significant sales of KCG Class A Common Stock or any market perception of future sales of KCG Class A Common Stock may result in a decrease in the trading price of KCG’s Class A Common Stock.
Shares of KCG Class A Common Stock are subject to dilution as a result of exercise of the warrants
The shares of KCG Class A Common Stock are subject to dilution upon exercise of KCG’s warrants. Approximately 24.3 million shares of KCG Class A Common Stock may be issued in connection with exercise of the warrants. These warrants have exercise prices ranging from $12.00 to $15.00 and terms of between four and six years, with the first expiration occurring on July 1, 2017. The warrants may be exercised at any time, even if the current market price of the KCG Class A Common Stock is below the applicable exercise price.
The market price of KCG Class A Common Stock will likely be influenced by the warrants. For example, the market price of KCG Class A Common Stock could become more volatile and could be depressed by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of KCG Class A Common Stock received upon exercise of the warrants. This effect may be more significant as the expiration date for a class of warrants approaches.
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

KCG may not pay dividends
KCG does not currently expect to pay dividends on its common stock. Any determination to pay dividends in the future will be at the discretion of the KCG board of directors and will depend, upon among other factors, KCG’s cash requirements, financial condition, requirements to comply with the covenants under its debt instruments and credit facilities, earnings and legal considerations. If KCG does not pay dividends, then the return on an investment in its common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that KCG Class A Common Stock will appreciate in value or maintain its value.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021. We also collectively lease approximately 450,000 square feet for our office locations in the U.S., Europe and Asia.

Item 3.	Legal Proceedings
The information required by this Item is set forth in the “Legal Proceedings” section in Footnote 22 "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" herein.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “KCG”. Public trading of our Class A Common Stock commenced on July 5, 2013 on the NYSE. The following table sets forth, since July 5, 2013, the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE during the relevant periods.

	High	Low
2014
First Quarter	$12.49	$10.91
Second Quarter	12.27	9.71
Third Quarter	12.09	10.10
Fourth Quarter	11.93	9.99
2013
Third Quarter	12.24	8.16
Fourth Quarter	12.08	8.29
The closing sale price of our Class A Common Stock as reported by the NYSE on February 23, 2015, was $12.59 per share. As of that date there were 133 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, as of the same date there were 17,930 beneficial holders of our Class A Common Stock. Holders of restricted stock units are not included in the calculation of holders of record.
We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many factors, including, but not limited to, our results of operations, financial condition, capital and liquidity requirements and restrictions imposed by financing arrangements, as further described in the “Financial Condition, Liquidity and Capital Resources” section included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and in Footnote 13, “Debt” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Comparative Stock Performance Graph
The graph below compares the total cumulative return of the KCG Class A Common Stock from July 5, 2013 (the day KCG commenced regular-way trading on the NYSE) through December 31, 2014, to the Standard & Poor’s 500 Index, the Russell 2000 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on July 5, 2013.

	Period Ending
Index	07/05/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14
KCG Holdings, Inc.	100.00	77.69	107.17	106.90	106.45	90.77	104.39
S&P 500	100.00	103.00	119.37	117.20	116.38	124.59	134.62
Russell 2000	100.00	106.80	115.74	116.68	118.66	109.58	119.82
SNL Broker/Dealer	100.00	103.04	113.26	114.73	120.12	120.86	126.17

The following table contains information about our purchases of KCG Class A Common Stock during the fourth quarter of 2014 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014
Common stock repurchases	—		—	$55,038
Employee transactions (2)	63		—
Total	63	$10.39	—
November 1, 2014 - November 30, 2014
Common stock repurchases	—		—	$55,038
Employee transactions (2)	56		—
Total	56	$10.79	—
December 1, 2014 - December 31, 2014
Common stock repurchases	—		—	$55,038
Employee transactions (2)	16		—
Total	16	$11.31	—
Total
Common stock repurchases	—		—	$55,038
Employee transactions (2)	136		—
Total	136	$10.67	—
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, the Company’s Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of the Company’s outstanding KCG Class A Common Stock and KCG Warrants. Under the program, the Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. Through December 31, 2014, the Company had repurchased 8.1 million shares for $95.0 million under this program leaving $55.0 million available for additional repurchases.
(2) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2014, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except weighted-average exercise price)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	4,691	$17.41	16,152
Equity compensation plans not approved by security holders	—	—	—
Total	4,691	$17.41	16,152

Item 6.	Selected Financial Data
The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2014, 2013 and 2012 and the Consolidated Statements of Financial Condition Data at December 31, 2014 and 2013 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2011 and 2010 and the Consolidated Statements of Financial Condition Data at December 31, 2012, 2011 and 2010 are derived from Consolidated Financial Statements not included in this document.

	For the year ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$837,357	$628,304	$421,063	$611,845	$335,418
Commissions and fees	437,022	275,474	105,518	284,620	529,673
Interest, net	621	(537)	(2,357)	(1,211)	50
Investment income and other, net	41,232	124,095	27,010	20,194	1,804
Total revenues	1,316,232	1,027,336	551,234	915,448	866,945
Expenses
Employee compensation and benefits	437,269	349,192	157,855	241,753	220,318
Execution and clearance fees	305,177	246,414	185,790	289,025	303,574
Communications and data processing	150,595	123,552	90,623	87,116	61,844
Depreciation and amortization	81,448	55,570	34,938	45,675	46,612
Payments for order flow	70,183	35,711	2,964	3,299	4,086
Occupancy and equipment rentals	32,707	24,812	12,804	9,903	7,054
Debt interest expense	32,456	34,938	2,665	1,299	740
Collateralized financing interest	27,860	9,847	—	—	—
Professional fees	25,596	46,662	14,072	17,142	11,621
Business development	9,763	4,609	23	108	143
Writedown of assets and lease loss accrual, net	8,625	14,748	—	—	—
Writedown of capitalized debt costs	9,552	13,209	—	—	—
Other	39,814	43,094	23,073	26,587	21,263
Total expenses	1,231,045	1,002,358	524,807	721,907	677,255
Income from continuing operations before income taxes	85,187	24,978	26,427	193,541	189,690
Income tax (benefit) expense	22,753	(101,114)	10,276	30,841	27,834
Income from continuing operations, net of taxes	62,434	126,092	16,151	162,700	161,856
(Loss) income from discontinued operations, net of taxes	(1,332)	80	—	—	—
Net income	$61,102	$126,172	$16,151	$162,700	$161,856
Net (loss) income allocated to preferred and participating units	$—	$(21,565)	$1,092	$12,510	$21,954
Net income attributable to common shareholders	$61,102	$147,737	$15,059	$150,190	$139,902
Basic earnings per common share from continuing operations	$0.55	$1.84	$0.31	$2.96	$2.80
Diluted earnings per common share from continuing operations	$0.54	$1.82	$0.31	$2.96	$2.80
Basic loss per common share from discontinued operations	$(0.01)	$—	$—	$—	$—
Diluted loss per common share from discontinued operations	$(0.01)	$—	$—	$—	$—
Basic earnings per common share	$0.54	$1.84	$0.31	$2.96	$2.80
Diluted earnings per common share	$0.52	$1.82	$0.31	$2.96	$2.80
Shares used in computation of basic earnings (loss) per common share	112,854	80,143	48,970	50,688	49,977
Shares used in computation of diluted earnings (loss) per common share	116,534	81,015	48,970	50,688	49,977

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$578,768	$674,281	$427,631	$607,689	$614,025
Financial instruments owned, at fair value	2,707,371	2,721,839	654,875	240,338	99,418
Total assets	6,830,654	6,997,004	1,687,536	1,302,023	1,184,382
Financial instruments sold, not yet purchased, at fair value	2,285,707	2,165,500	512,553	140,530	191,446
Debt	422,259	657,259	15,000	15,000	21,654
Redeemable preferred member's equity	—	—	311,139	314,440	338,158
Equity	1,522,577	1,509,537	654,672	622,996	532,411

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO and the financial results for the year ended December 31, 2014 comprise the results of KCG. All periods prior to 2013 reflect solely the results and financial condition of GETCO.
All GETCO earnings per share and unit share outstanding amounts in this Annual Report on Form 10-K have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2012, at the exchange ratio, as defined in the Merger Agreement.
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the strategic business combination (the "Mergers") of Knight Capital Group, Inc. (“Knight”) and GETCO Holding Company, LLC (“GETCO”) including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s business as well as actions taken in response thereto and consequences thereof; (iii) the sale of KCG's reverse mortgage origination and securitization business, the sale of KCG's futures commission merchant and the pending sale of KCG Hotspot; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; and (x) the effects of increased competition and KCG's ability to maintain and expand market share. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S.

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
The Mergers were accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP"). Under the purchase method of accounting, the assets and liabilities of Knight were recorded, as of completion of the Mergers, at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG following completion of the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer under GAAP, all financial information prior to the Mergers is that of GETCO.
Results of Operations
As of December 31, 2014, our operating segments comprised the following:

•
Market Making— Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). We are an active participant on all major global equity and futures exchanges and also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transact on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, foreign exchange, and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions that are executed within this segment; however, we may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) an institutional spot foreign exchange electronic communication network ("ECN"); (iv) a fixed income ECN that also offers trading applications; and (v) an alternative trading system ("ATS") for global equities.

•
Corporate and Other— Our Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and our Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business.
In November 2013, we sold Urban Financial of America, LLC, the reverse mortgage origination and securitization business that was previously owned by Knight to an investor group. The results of Urban's operations have been reported in (Loss) Income from discontinued operations, net of tax on the Consolidated Statements of Operations for all relevant periods presented.
In November 2014, we sold certain assets and liabilities related to our FCM business to Wedbush Securities Inc. The FCM does not meet the accounting requirements of a discontinued operation, and therefore the results of the FCM’s operations continue to be reported in the Global Execution Services segment and within Continuing Operations on the Consolidated Statements of Operations for all relevant periods presented up to and including the date of sale.
In October 2014, we announced that we began to explore strategic options for KCG Hotspot, with the goal of executing on opportunities if it creates additional value for our stockholders, clients and employees. As of December 31, 2014, the assets and liabilities of KCG Hotspot have met the applicable requirements and have been classified as Assets of business held for sale and Liabilities of business held for sale on the Consolidated Statement of Financial Condition and the results of KCG Hotspot's operations continues to be reported in the Global Execution Services segment and within Continuing Operations on the Consolidated Statements of Operations for all relevant periods presented. In January 2015, we entered into an agreement to sell KCG Hotspot to BATS Global Markets (“BATS”). The transaction, which is subject to customary closing conditions, is expected to be completed in March 2015. See “Subsequent Events” in this MD&A for further information.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax (loss) earnings from continuing operations of our segments and on a consolidated basis (in thousands):

	For the year ended December 31,
	2014	2013	2012
Market Making
Revenues	$901,152	$688,197	$495,427
Expenses	754,439	584,585	460,540
Pre-tax earnings	146,713	103,612	34,887
Global Execution Services
Revenues	345,710	197,765	36,211
Expenses	334,654	223,559	43,541
Pre-tax earnings (loss)	11,056	(25,794)	(7,330)
Corporate and Other
Revenues	69,369	141,374	19,596
Expenses	141,951	194,216	20,726
Pre-tax loss	(72,582)	(52,842)	(1,130)
Consolidated
Revenues	1,316,232	1,027,336	551,234
Expenses	1,231,045	1,002,358	524,807
Pre-tax earnings	$85,187	$24,978	$26,427
Totals may not add due to rounding.
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in any financial results prior to January 1, 2014. For the year ended December 31, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $24.7 million and $7.1 million, respectively.
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of gains, losses and impairment charges related to strategic assets; gain on the sale of our FCM business; compensation expense related to reductions in workforce and other employee separations as well as the Mergers; the writedown of capitalized debt costs related to early repayment of debt; professional and other fees related to the Mergers; and writedowns of assets and lease loss accruals.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the years ended December 31, 2014, 2013 and 2012.

The following tables provide a full reconciliation of GAAP to non-GAAP pre- tax results ("adjusted pre-tax earnings") for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Year ended December 31, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$146,713	$11,056	$(72,582)	$85,187
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Gain on sale of FCM	—	(2,116)	—	(2,116)
Compensation related to reduction in workforce and other employee separations	3,169	5,463	4,958	13,590
Writedown of capitalized debt costs	—	—	9,552	9,552
Writedown of assets and lease loss accrual, net	811	—	7,814	8,625
Adjusted pre-tax earnings	$150,693	$14,403	$(75,007)	$90,089
Totals may not add due to rounding

Year ended December 31, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$103,612	$(25,794)	$(52,842)	$24,978
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Professional and other fees related to Mergers and August 1st technology issue	—	—	47,183	47,183
Writedown of capitalized debt costs	—	—	13,209	13,209
Compensation and other expenses related to reduction in workforce	11,518	21,444	708	33,670
Unit based compensation acceleration due to Mergers	—	—	22,031	22,031
Strategic asset impairment	—	—	7,825	7,825
Writedown of assets and lease loss accrual, net	108	1,681	13,344	15,133
Adjusted pre-tax earnings	$115,238	$(2,669)	$(76,514)	$36,057
Totals may not add due to rounding

Year ended December 31, 2012	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$34,887	$(7,330)	$(1,130)	$26,427
Investment gain	(9,133)	—	(14,599)	(23,732)
Professional and other fees related to Mergers	—	—	4,318	4,318
Adjusted pre-tax earnings	$25,754	$(7,330)	$(11,411)	$7,013
Totals may not add due to rounding

A summary of the changes in our financial results and balances follows. The primary reason for the variance in financial results between the years ended December 31, 2014 and 2013 is the Mergers, which occurred on July 1, 2013. Financial results for periods prior to the Mergers reflect solely the results of GETCO while periods following the Mergers reflect the results of KCG which includes both GETCO and Knight.
Consolidated revenues for 2014 increased $288.9 million from 2013, while consolidated expenses increased $228.7 million. Consolidated pre-tax earnings from continuing operations for 2014 was $85.2 million as compared to $25.0 million in 2013.

The Company’s net revenues, which we define as total revenues, less execution and clearance fees, payments for order flow, collateralized financing interest and the investment gains and losses listed in the reconciliation tables above (“adjusted net revenues”) were $886.1 million for 2014, compared to $615.2 million in 2013.
Adjusted pre-tax earnings increased from $36.1 million in 2013 to $90.1 million in 2014.
Adjusted pre-tax earnings for 2014 exclude net non-GAAP adjustments totaling a benefit of $4.9 million. These items primarily comprise the net gains related to tradeMONSTER's combination with OptionsHouse, the BATS and Direct Edge Holdings LLC ("Direct Edge") merger and the sale of our FCM business offset, in part, by compensation related to reductions in workforce and other employee separations, writedown of capitalized debt costs and writedown of assets and lease loss accruals. Adjusted pre-tax earnings for 2013 exclude net non-GAAP adjustments totaling a net benefit of $11.1 million, comprising a gain on GETCO's investment in Knight common stock offset, by merger related expenses for compensation and professional fees, August 1st related professional fees, a strategic asset impairment as well as writedowns of assets and capitalized debt costs. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
As with consolidated results, the changes in our adjusted pre-tax earnings by segment from the year ended December 31, 2013 to the year ended December 31, 2014 were impacted by the Mergers, which lead to a full year of KCG results in 2014 being compared to half year of KCG results and half years of GETCO results for 2013. These results are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for 2014 was $150.7 million, compared to adjusted pre-tax earnings of $115.2 million in 2013. Results for the current year were significantly affected by the full year's results related to the acquisition of Knight. Results were also aided by higher market volumes and volatility offset, in part, by the effects of high levels of competition.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for 2014 was $14.4 million, compared to an adjusted pre-tax loss of $2.7 million in 2013. The results for 2014 were aided by solid results from businesses such as KCG Hotspot, KCG BondPoint as well as KCG EMS, which includes Knight Direct and GETAlpha. Additionally, results were aided by improvements in our Institutional Agency business in the latter part of 2014.

•	Corporate and Other— Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $75.0 million for 2014 compared to a loss of $76.5 million in 2013.
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
During the year ended December 31, 2014, trade volume and volatility levels across equity markets increased from the comparable prior year periods as did similar trading metrics generally across all products we trade. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
Trends Affecting Our Company
We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•
Clients continue to focus on statistics measuring the quality of equity executions (including speed of execution and amount of price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers continue to increase the level of sophistication and automation within their operations and the extent of price improvement they provide to their clients. The continued focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the performance of our trading models and margin metrics and those of other market making firms.

•
Market Making and Global Execution Services transaction volumes executed by clients have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors. Market Making and Global Execution Services transaction volumes may not be sustainable and are not predictable.

•
Over the past several years exchanges have become far more competitive, and market participants have created ATS, ECNs and other execution venues which compete with the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, while there is the possibility for consolidation among trading venues, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms and market making firms competing for retail and institutional order flow. Further, many broker dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

•
Market structure changes, competition, market conditions and a steady increase in electronic trading have resulted in a reduction in institutional commission rates and volumes which may continue in the future. Additionally, many institutional clients allocate commissions to broker dealers based not only on the quality of executions, but also in exchange for research or participation in soft dollar and commission recapture programs.

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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future. As has been widely reported, there has been an increased focus by securities regulators, the New York Attorney General, Congress and the media on market structure issues, and, in particular, high frequency trading, ATS manner of operations, market fragmentation, public disclosures around execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules (including, Regulation Systems Compliance and Integrity commonly referred to as, Regulation SCI). For example, on August 26, 2014 the SRO’s, at the direction of the SEC, announced a Tick Size Pilot Plan to study tick sizes for certain securities, that could lead to further changes in market structure, including the adoption of a “Trade-At” Rule.

•
We expect continued fluctuations, including possible substantial increases, in Section 31 fees and fees imposed by other regulators. In addition, the Depository Trust & Clearing Corporation ("DTCC") and National Securities Clearing Corporation ("NSCC") are considering proposals which could require substantial increases in clearing margin, liquidity and collateral requirements.

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
Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Trading revenues, net. These revenues are primarily affected by trading volumes, including the number and dollar value of equities, fixed income, options, futures and FX trades; volatility in the marketplace; the performance of our direct-to-client and non-client trading models; our ability to derive trading gains by taking proprietary positions; changes in our execution standards and execution quality that we provide to customers; our market share; the mix of order flow from broker dealer and institutional clients; client service and relationships; and regulatory changes and evolving industry customs and practices.
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
Investment income and other, net primarily represents returns on our strategic and deferred compensation investments including the gain recognized on Knight Common Stock in 2013. Such income or loss is primarily affected by the performance and activity of our strategic investments.
Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to other employees based on individual performance and the performance of our business; employee benefits; and stock and unit-based compensation. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number and mix of employees. Compensation for certain employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.
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
Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services, colocation and systems maintenance.
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
Results of Operations
The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the year ended December 31,
	2014	2013	2012
Revenues
Trading revenues, net	63.6%	61.2%	76.4%
Commissions and fees	33.2%	26.8%	19.1%
Interest, net	0.0%	-0.1%	-0.4%
Investment income and other, net	3.1%	12.1%	4.9%
Total revenues	100.0%	100.0%	100.0%
Expenses
Employee compensation and benefits	33.2%	34.0%	28.6%
Execution and clearance fees	23.2%	24.0%	33.7%
Communications and data processing	11.4%	12.0%	16.4%
Depreciation and amortization	6.2%	5.4%	6.3%
Payments for order flow	5.3%	3.5%	0.5%
Occupancy and equipment rentals	2.5%	2.4%	2.3%
Debt interest expense	2.5%	3.4%	0.5%
Collateralized financing interest	2.1%	1.0%	0.0%
Professional fees	1.9%	4.5%	2.6%
Business development	0.7%	0.4%	0.0%
Writedown of assets and lease loss accrual, net	0.7%	1.4%	0.0%
Writedown of capitalized debt costs	0.7%	1.3%	0.0%
Other	3.0%	4.2%	4.2%
Total expenses	93.5%	97.6%	95.2%
Income from continuing operations before income taxes	6.5%	2.4%	4.8%
Income tax (benefit) expense	1.7%	-9.8%	1.9%
Income from continuing operations, net of tax	4.7%	12.3%	2.9%
(Loss) income from discontinued operations, net of tax	-0.1%	0.0%	0.0%
Net income	4.6%	12.3%	2.9%
_______________________________
Percentages may not add due to rounding.
Year Ended December 31, 2014 and 2013
Revenues
Market Making

	For the year ended December 31,
	2014	2013	Change	% of Change
Trading revenues, net (thousands)	$809,371	$614,232	$195,140	31.8%
Commissions and fees (thousands)	117,058	86,260	30,798	35.7%
Interest, net and other (thousands)	(25,277)	(12,294)	(12,983)	N/M
Total Revenues from Market Making (thousands)	$901,152	$688,197	212,955	30.9%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $901.2 million for 2014 and $688.2 million in 2013.

Revenues for 2014 were aided by the full year results from the Knight businesses as well as increased overall market volumes and volatility which helped the performance of both our direct-to-client and non-client trading strategies offset, in part, by competition and an increased client focus on execution quality including price improvement, which gives our clients better prices on trades, but lowers our revenues earned on trades.
We calculate average revenue capture per U.S. equity market making dollar value traded (“revenue capture”) to measure the revenue that we earn per dollar traded within U.S. equity market making. The revenue capture metric is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions for the relevant period. Domestic U.S. Equity Market Making Revenues were $684.0 million for 2014, and average revenue capture was 1.00 basis points (“bps”) for 2014.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up including market volumes and volatility and the performance of our equity trading strategies.
Global Execution Services

	For the year ended December 31,
	2014	2013	Change	% of Change
Commissions and fees (thousands)	$319,964	$189,215	130,749	69.1%
Trading revenues, net (thousands)	28,355	11,823	16,532	139.8%
Interest, net and other (thousands)	(2,609)	(3,273)	663	N/M
Total Revenues from Global Execution Services (thousands)	$345,710	$197,765	147,944	74.8%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $345.7 million for 2014 and $197.8 million in 2013. Revenues were primarily aided by the full year results from the Knight businesses as well as higher trading volumes within our institutional sales trading, algorithmic trading and order routing, and trading venues such as KCG Hotspot, and KCG Bondpoint. Revenues for 2014 includes a $2.1 million gain on the sale of our FCM business.
Corporate and Other

	For the year ended December 31,
	2014	2013	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$69,369	$141,374	$(72,005)	N/M
N/M - Not meaningful
Total revenues from the Corporate and Other segment, which represent gains or losses on strategic investments and interest income from our stock borrow activity were $69.4 million for 2014 and $141.4 million in 2013. Revenues for 2014 include a $15.1 million net gain related to our investment in tradeMONSTER as a result of tradeMONSTER's combination with OptionsHouse, as well as a $9.6 million gain which comprises a partial realized gain with respect to our investment in Direct Edge of $16.2 million offset, in part, by our share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million. Revenues for 2013 includes a $128.0 million gain on GETCO's investment in Knight Capital Group, Inc as well as a $7.8 million net charge for impairment of strategic assets.
Expenses
As noted in the Explanatory Note above, the Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes, and, as a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO whereas the financial results for the year ended December 31, 2014 comprise the results of KCG. As a result of the Mergers, most expenses are significantly higher for the year ended December 31, 2014 than during the year ended December 31, 2013. Specific expenses are discussed in the following paragraphs.

Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $437.3 million for 2014 and $349.2 million in 2013. The increase on a dollar basis was primarily due to the Mergers which increased headcount significantly offset, in part, by the effects of a reduction in workforce in 2014. Excluding compensation expense related to the 2014 reduction in workforce of $13.6 million, employee compensation and benefits was $423.7 million or 47.8% of adjusted net revenues. For 2013, excluding the compensation expense related to a reduction in workforce of $33.7 million and $22.0 million in stock acceleration due to the Mergers, employee compensation was $293.5 million or 47.7% of adjusted net revenues.
The number of full time employees decreased to 1,093 at December 31, 2014 as compared to 1,229 at December 31, 2013. As of the Merger date of July 1, 2013, the number of full time employees was 1,397 (excluding employees of Urban).
Execution and clearance fees were $305.2 million for 2014 and $246.4 million in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 23.7% of revenues excluding non-recurring gains and losses on investments ("adjusted revenues") for 2014 and 27.2% in 2013. The variance on a percentage of adjusted revenues primarily relates to better rates due to the utilization of higher volume pricing tiers and other efficiencies.
Communications and data processing expenses were $150.6 million for 2014 and $123.6 million for in 2013. Communications and data processing expense primarily relates to market data, colocation and connectivity expenses. The increase primarily relates to the higher costs due to the acquisition of Knight.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $81.4 million for 2014 and $55.6 million in 2013. The increase relates to purchases of fixed assets including new microwave communication assets put into service in 2014.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $70.2 million for 2014 and $35.7 million in 2013. The variance is due to higher payments as a result of higher trading volumes after the Mergers. As a percentage of adjusted revenues, Payments for order flow were 5.4% in 2014 and 3.9% in 2013.
Debt interest expense was $32.5 million for 2014 and $34.9 million in 2013. Interest expense decreased as a result of the pay down of the remaining $235.0 million of the First Lien Credit Facility in the first half of 2014.
Collateralized financing interest expense was $27.9 million for 2014 and $9.8 million in 2013. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $25.6 million for 2014 and $46.7 million in 2013. Excluding the $34.2 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $12.4 million in 2013. Professional fees increased as a result of becoming a publicly traded firm as well as integrating the two firms which led to an increase in legal, consulting and auditing fees compared to the prior year.
Writedown of assets and lease loss accrual of $8.6 million for 2014 primarily relates to adjustments to the previous calculations of lease losses due to actual and updated assumptions. Writedown of assets and lease loss accrual of $14.7 million in 2013 comprised the writedown of leasehold improvements and fixed assets as a result of excess real estate capacity.
Writedown of capitalized debt costs of $9.6 million for 2014 and $13.2 million in 2013 relates to the writedown of debt issuance costs as a result of the repayment of $235.0 million and $300.0 million principal of the First Lien Credit Facility in 2014 and 2013, respectively.
All other expenses were $82.3 million for 2014 and $72.5 million in 2013. The increase primarily relates to the increase in Occupancy and equipment rental costs due to the Mergers. Business development expense increased primarily due to additional client-related events and marketing.
Our effective tax rate for 2014 from continuing operations of 26.7% differed from the federal statutory rate of 35% primarily due to the recognition of state deferred tax assets which primarily relate to state tax net operating losses, and a benefit from federal tax credits, offset in part by state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate for 2013 from continuing operations of -574% differed from the federal statutory rate of 35% primarily due to the recognition of $103.5 million of deferred tax benefits as a result of GETCO becoming subject to U.S. corporate income taxes following the Mergers, the nontaxable gain from GETCO's investment in Knight common stock, foreign taxes, nondeductible expenses including certain compensation and meals and entertainment and GETCO being structured as a pass through entity that was not largely subject to U.S. corporate income taxes prior to the Mergers.
Year Ended December 31, 2013 and 2012
Revenues
Market Making

	For the year ended December 31,
	2013	2012	Change	% of Change
Trading revenues, net (thousands)	$614,232	$421,063	$193,168	45.9%
Commissions and fees (thousands)	86,260	69,307	16,953	24.5%
Interest, net and other (thousands)	(12,294)	5,057	(17,352)	N/M
Total Revenues from Market Making (thousands)	$688,197	$495,427	192,770	38.9%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $688.2 million for 2013 and $495.4 million in 2012. Revenues for 2013 were driven by solid performance from our U.S. equity market making strategies. Specifically, both direct-to-client trading strategies as well as certain non-client exchange-based market making performed well, although, revenues across all asset classes were negatively impacted due to lower market volumes and volatility.
Global Execution Services

	For the year ended December 31,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$189,215	$36,211	$153,004	422.5%
Trading revenues, net (thousands)	11,823	(1)	11,823	N/M
Interest, net and other (thousands)	(3,273)	1	(3,273)	N/M
Total Revenues from Global Execution Services (thousands)	$197,766	$36,211	161,555	446.2%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $197.8 million for 2013 and $36.2 million in 2012. Revenues principally reflect the performance of our high and low touch equity businesses, including KCG EMS, which includes Knight Direct and GETAlpha, as well as trading venues such as KCG Hotspot and KCG Bondpoint.
Corporate and Other

	For the year ended December 31,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$141,374	$19,596	$121,778	N/M
N/M - Not meaningful
Total revenues from the Corporate and Other segment, which represent gains or losses on strategic investments and interest income from our stock borrow activity were $141.4 million for 2013 and $19.6 million in 2012. Revenues in 2013 include a $128.0 million non-cash gain on GETCO's investment in Knight common stock.
Expenses
As noted in the Explanatory Note above, the Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes, and, as a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO whereas the financial results for all periods prior to 2013 reflect solely the results of GETCO. As a result of the Mergers, most expenses are significantly higher for the year ended December 31, 2013 than during the year ended December 31, 2012. Specific expenses are discussed in the following paragraphs.
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $349.2 million for 2013 and $157.9 million in 2012. The increase on a dollar basis was primarily due to an increase in the number of employees following the Mergers and higher severance costs associated with reductions in our workforce and the reorganization of our ETF team following the Mergers. Excluding the compensation expenses related to reductions in our workforce and the reorganization of our ETF team of $33.7 million, and costs related to unit based compensation acceleration due to the Mergers of $22.0 million, Employee compensation and benefits was $293.5 million or 47.7% of adjusted net revenues for 2013 and $157.9 million or 46.6% for 2012.
Execution and clearance fees were $246.4 million for 2013 and $185.8 million in 2012. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 27.2% of adjusted revenues for 2013 and 35.2% for 2012.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $35.7 million for 2013 and $3.0 million in 2012. The variance is due to the addition of the direct-to-client market making business that was added as a result of the Mergers. As a percentage of adjusted revenues, Payments for order flow were 3.9% in 2013 and 0.5% for 2012.
Debt Interest expense was $34.9 million for 2013 and $2.7 million in 2012. Interest expense increased primarily due to interest on the debt financing for the Mergers.
Collateralized financing interest expense was $9.8 million for 2013. We did not have any collateralized financing expense in 2012. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements.
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
Writedown of assets of $14.7 million for 2013 primarily relates to a writedown of excess real estate as we consolidated offices located in the same city following the Mergers. There were no writedown of assets for 2012. Writedown of capitalized debt costs of $13.2 million for 2013 relates to the writedown of debt issuance costs as a result of the repayment of $300.0 million of the First Lien Credit Facility.
All other expenses were $251.6 million for 2013 and $161.5 million for the comparable period in 2012. These cost increases primarily relate to an increase in the size of KCG following the Mergers. Communications and data processing expense primarily relates to market data, colocation and connectivity expenses. Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Occupancy and equipment rentals expense include additional real estate related costs in 2013 following the Mergers. Business development expense primarily includes client-related events and higher advertising costs.
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

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2014 and December 31, 2013, we had total assets of $6.83 billion and $7.00 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$578,768	$674,281
Financial instruments owned, at fair value:
Equities	2,479,910	2,298,785
Listed options	144,586	339,798
Debt securities	82,815	83,256
Collateralized agreements:
Securities borrowed	1,632,062	1,357,387
Receivable from brokers, dealers and clearing organizations (1)	1,095,025	750,440
Total cash and assets readily convertible to cash	$6,013,226	$5,503,947
* Totals may not add due to rounding.
(1) Excludes $0.0 million and $304.3 million of assets segregated or held in separate accounts under federal or other regulations and $93.8 million and $202.5 million of securities failed to deliver as of December 31, 2014 and 2013, respectively.
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
As of December 31, 2014, $1.52 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2013, $1.23 billion of equities were pledged as collateral to third-parties under financing arrangements.
Intangible assets were lower at December 31, 2014 primarily due to the reclassification of $34.7 million of KCG Hotspot intangible assets to Assets of business held for sale as a result of the announced sale of KCG Hotspot.
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
Total liabilities were $5.31 billion at December 31, 2014 and $5.49 billion at December 31, 2013. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to activity of our trading strategies. As noted throughout the document, substantially all of our debt was issued in order to complete the Mergers, while the decrease in the balance since December 31, 2013 is due to repayments of our debt. The “Liquidity and Capital Resources” section below includes a detailed description of the debt. The decrease in our Payable to customers is a result of the sale of our FCM business. Lower Accrued compensation expense is consistent with our decrease in headcount.

Equity increased by $13.0 million, from $1.51 billion at December 31, 2013 to $1.52 billion at December 31, 2014. The increase in equity from December 31, 2013 was primarily a result of our earnings and stock-based compensation activity in 2014, offset by our stock repurchase activity.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, a series of debt transactions and the issuance of equity.
At December 31, 2014, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.27 billion.
Income from continuing operations, net of tax was $62.4 million during 2014 compared to $126.1 million during 2013. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $58.9 million and $64.3 million during 2014 and 2013, respectively. Depreciation and amortization expense was $81.4 million and $55.6 million during 2014 and 2013, respectively. We had non-cash charges of $8.6 million and $14.7 million for the writedown of excess real estate and fixed assets during 2014 and 2013, respectively, and $9.6 million and $13.2 million, respectively, for the writedown of capitalized debt costs in conjunction with our debt repayment. We also had a non-cash net gain of $15.1 million from a business combination involving one of our strategic investments during the third quarter of 2014. We recognized a non-cash gain of $128.0 million on GETCO's investment in Knight common stock in the third quarter of 2013. Income from continuing operations, net of tax included a $103.5 million non-cash deferred income tax benefit due to the Company becoming subject to U.S. corporate income taxes as a result of the Mergers in 2013 and a $7.0 million non-cash deferred income tax benefit related to the state NOL's in 2014.
Capital expenditures related to our continuing operations were $49.0 million and $27.7 million during 2014 and 2013, respectively. Purchases of investments were $0.7 million and $0.2 million during 2014 and 2013, respectively. Proceeds and distributions received from investments were $58.7 million and $3.3 million during 2014 and 2013, respectively. Payments for former Knight stockholders during 2013 were $720.0 million in conjunction with the Mergers.
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
In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which Knight's $375.0 million Convertible Notes were issued. On July 1, 2013, we delivered a notice (the “Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

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
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of December 31, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of December 31, 2014 and December 31, 2013, $117.3 million principal amount of the Convertible Notes were outstanding. The Convertible Notes will mature on March 15, 2015.
The Convertible Notes are convertible based on a conversion rate, which was adjusted as a result of the Mergers, of 15.9728 shares of KCG common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $62.61 per share. The conversion rate and conversion price will be subject to further adjustment in certain events, such as distributions of dividends or stock splits.
Upon any cash conversion, KCG will deliver an amount of cash calculated over the applicable 40-trading day observation period. KCG will not deliver its common stock (or any other securities) upon conversion under any circumstances. In addition, following certain corporate events that may occur prior to the maturity date, KCG is required to pay a cash make-whole premium by increasing the conversion rate for a holder that that elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Subject to certain exceptions, holders may require KCG to repurchase, for cash, all or part of the Convertible Notes upon a “Fundamental Change” at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest.
The requirement that KCG settle conversions of the Convertible Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). Based largely on the conversion price of the Convertible Notes compared to the price of KCG common stock on the relevant dates, the fair value of the embedded conversion derivative was determined to be $0 at December 31, 2014 and December 31, 2013.
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
On July 1, 2013, KCG and certain subsidiary guarantors (the "Guarantors") under the First Lien Credit Facility, as defined below, entered into a Second Supplemental Indenture, whereby the Senior Secured Notes and the obligations under the Senior Secured Notes Indenture will be fully and unconditionally guaranteed on a joint and several basis by the Guarantors and are secured by second-priority pledges and second-priority security interests in, and mortgages on, the collateral securing the First Lien Credit Facility, subject to certain exceptions. All of the subsidiary guarantors are wholly-owned subsidiaries of KCG.
The Senior Secured Notes mature on June 15, 2018 and bear interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
On or after June 15, 2015, KCG may redeem all or a part of the Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest under the Senior Secured Notes Registration Rights Agreement (defined below), if any, on the Senior Secured Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Year	Percentage
2015	104.125%
2016	102.063%
2017 and thereafter	100.000%
KCG may also redeem the Senior Secured Notes, in whole or in part, at any time prior to June 15, 2015 at a price equal to 100% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any. In addition, at any time on or prior to June 15, 2015, KCG may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds of certain equity offerings, at a price equal to 108.25% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any.
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of December 31, 2014, the Company was in compliance with the covenants.
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
In May 2014, we received consents from Holders of 98.5% of the aggregate principal amount of the Senior Secured Notes outstanding to amend the terms of the Senior Secured Notes Registration Rights Agreement. As a result, we entered into the First Amendment (the “Amendment”) to the Senior Secured Notes Registration Rights Agreement. The Amendment (i) postponed the deadline by which the Company must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC, from June 5, 2014 to June 30, 2015, and (ii) postponed the deadline by which the Company must use commercially reasonable efforts to file with and have declared effective by the SEC a shelf registration statement to cover certain resales of the Senior Secured Notes, from June 5, 2014 to June 30, 2015. The Amendment also had the effect of postponing the date on which an additional interest, which constitutes liquidated damages and is the exclusive remedy available to Holders for failing to register the Senior Secured Notes, begins to accrue as a result of failing to consummate the Exchange Offer or have a shelf registration statement declared effective. Accordingly, the Company and the Guarantors no longer have any obligation to pay Holders additional interest as of June 5, 2014, even though the Company and the Guarantors did not prepare, file or have declared effective a registration statement or a shelf registration statement or consummate the Exchange Offer by such date. As of the date of this filing, we have not registered the Senior Secured Notes and if we do not do so by June 30, 2015, additional interest will begin to accrue on the notes.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of December 31, 2014 and 2013, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of December 31, 2014 and 2013, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, we incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
See Footnote 13 “Debt” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.
Stock repurchase
During the second quarter of 2014, the Company approved an initial program to repurchase up to a total of $150.0 million in shares of the Company's outstanding KCG Class A Common Stock and KCG Warrants. Through December 31, 2014, we had repurchased 8.1 million shares for $95.0 million under this program. As of December 31, 2014, we had $55.0 million available to repurchase additional shares under the program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. As of December 31, 2014 we had 116.9 million shares of KCG Class A Common Stock outstanding including RSUs.
Regulatory requirements
Our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of December 31, 2014, our broker dealer was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker dealer subsidiary at December 31, 2014, as reported in its regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$285,231	$1,000	$284,231
Our U.K. registered broker dealers are subject to certain financial resource requirements of Financial Conduct Authority ("FCA") while our Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following foreign regulated broker dealers at December 31, 2014 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$187,940	$124,577	$63,363
GETCO Europe Limited	7,254	1,759	5,495
The businesses of GETCO Europe Limited were combined into KCG Europe Limited in the second quarter of 2014 but the legal entity itself has not officially dissolved. The consolidation of our U.K. broker dealers allowed for the release of approximately $45.0 million in excess capital during year ended December 31, 2014. We are in the process of withdrawing GETCO Europe Limited's membership with the FCA.
Contractual Obligations
In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations as of December 31, 2014 are summarized below (in thousands):

	Payments due in:
	2015	2016- 2017	2018- 2019	2020- 2027	Total
Senior Secured Notes (1)	$—	$—	$305,000	$—	$305,000
Convertible Notes (1)	117,259	—	—	—	117,259
Operating lease obligations (2)	24,168	47,502	43,614	54,197	169,481
Capital lease (2)	4,223	2,746	—	—	6,969
Compensation guarantees (2)	9,233	—	—	—	9,233
Total	$154,883	$50,248	$348,614	$54,197	$607,942
________________________________________

1 -	See Footnote 13, “Debt” to the Consolidated Financial Statements

2 -	See Footnote 22, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements
Totals may not add due to rounding.
KCG also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
As previously noted, the $117.3 million of Convertible Notes shown in the table above are due on March 15, 2015.  Additionally, as discussed above, the Amendment to the Senior Secured Notes requires that we must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC by June 30, 2015. While we maintain a significant liquidity pool, we are also exploring opportunities which would allow us to refinance these debt obligations. Any refinancing would depend on market conditions and investor interest.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Subsequent Events
We have evaluated subsequent events through the date the Consolidated Financial Statements were issued. We did not note any subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements except for the following.
In January 2015, we announced the sale of KCG Hotspot to BATS. Under the terms of the agreement, we will receive $365.0 million in cash upon the close. In addition, we and BATS have agreed to share certain tax benefits, which could result in further payments to us of up to approximately $70.0 million in the three-year period following the close.
The transaction, which is subject to customary closing conditions, is expected to close in March 2015. We do not believe that this sale represents a strategic shift that will have a major effect on our operations and therefore KCG Hotspot does not meet the requirements to be treated as a discontinued operation.
The sale of KCG Hotspot is structured as an asset sale for income tax purposes and BATS and KCG have agreed to share certain related tax benefits that potentially accrue to BATS after the closing of the transaction. KCG will share in 70% of the actual tax benefits to BATS for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50 million, which BATS has the right to exercise after KCG’s option expires. However, the receipt of the Annual Tax Benefits by KCG is subject to BATS having sufficient net income to receive the tax benefits. BATS’s net income could decrease due to numerous factors, which are outside of the control of KCG. In addition, any decrease in the corporate tax rates applicable to BATS could reduce the size or certainty of the Annual Tax Benefits.
In addition, KCG will not be entitled to the Annual Tax Benefits in the first three years if, during the five month period beginning on January 27, 2015 (subject to extension in limited cases) (the “Measurement Period”), the average daily notional FX trading volume on KCG Hotspot for any 60 trading day rolling period is less than or equal to a threshold set at 70% of the average daily notional FX trading volume on KCG Hotspot for the month with the lowest trading volume over the last two calendar years (the “Trigger Event”) and, after the Trigger Event but during the Measurement Period, the average daily notional FX trading volume on KCG Hotspot for any 15 trading day rolling period is not 80% or more of the average daily notional FX trading volume on KCG Hotspot for the 2014 calendar year and no subsequent Trigger Event occurs during the Measurement Period.
On February 27, 2015 we announced that we expect to launch a capital markets debt transaction during the first week of March 2015, subject to market conditions. The net proceeds from any offering would be used to repay our maturing convertible notes and redeem our existing senior secured notes as well as for general corporate purposes, which may include share repurchases. We can offer no assurance that a capital markets transaction will occur.
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
Goodwill and Intangible Assets—As a result of our various acquisitions, we have acquired goodwill and identifiable intangible assets. We determine the values and estimated useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and intangible assets with an indefinite useful life for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.
Goodwill
Goodwill of $17.3 million at December 31, 2014 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the year ended December 31, 2014 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $135.3 million at December 31, 2014 primarily result from the Mergers and are primarily attributable to our Market Making and Global Execution Services segments. Intangible assets were reduced by $34.7 million at December 31, 2014 as a result of the announced sale of KCG Hotspot, which resulted in KCG Hotspot’s intangible assets being reclassified into Assets of business held for sale at December 31, 2014.
We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives, the majority of which have been determined to range from one to 9 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the year ended December 31, 2014 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests in financial services-related businesses held by us within our non-broker dealer subsidiaries. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. Strategic investments which are publicly traded are held at fair value.
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
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 22 "Commitments and Contingent Liabilities" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Change in accounting principle
As a result of the merger of BATS and Direct Edge in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method as the Company has significant influence following the merger. This change in accounting principal was applied retrospectively.
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statement of Operations for the year ended December 31, 2013 has been adjusted by an increase in Investment income and other, net by $7.2 million.
See Footnote 11 “Investments” and Footnote 3 "Significant Accounting Policies" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion.

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
In April 2014, the FASB issued an ASU that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. We early adopted this ASU in 2014, which resulted in additional disclosures within our Consolidated Financial Statements.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at December 31, 2014 and 2013 was $2.71 billion and $2.72 billion, respectively, in long positions and $2.29 billion and $2.17 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $7.0 million using a hypothetical 10% increase in equity prices as of December 31, 2014, and an estimated loss of $2.2 million using a hypothetical 10% decrease in equity prices at December 31, 2014. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company has employed a third party tool to assist in the calculation of the Company’s stress risk under the various scenarios that we model.
The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at fair value (based on both the aggregate and the net of the long and short positions of financial instruments (in thousands)):

	2014		2013		2012
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$5,155,626	$431,355	$3,137,170	$175,171	$1,074,546	$50,331
Highest month-end	5,901,615	805,837	5,268,422	561,353	1,417,482	440,775
Lowest month-end	4,671,405	40,708	1,198,112	(224,760)	539,224	(405,583)
Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, Knight experienced a technology issue related to the installation of trading software which resulted in its broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, Knight incurred a pre-tax loss of $468.1 million which principally related to trading losses.
Following the events of August 1, 2012, the Firm has taken numerous remedial measures designed to enhance its processes and controls. Today KCG has a robust framework to manage operational risk events. The framework includes a sound risk management governance structure, including a Chief Risk Officer, a Risk function, a Board Risk Committee and Management Risk Committee. Within the Risk function KCG has created a formal Operational Risk Management team lead by Global Head of Operational Risk, responsible for managing the Firm’s operational risk exposure. The Emergency Response Center ("ERC") has been established and is tasked with monitoring and responding to operational incidents and natural disasters in real time. The Emergency Management Plan ("EMP") sets forth procedures for firm-wide crisis response, should incidents go beyond the emergency solving capabilities of individual businesses. The EMP is tested several times a year with simulated emergencies of various kinds. Furthermore, the framework incorporates market access controls designed to closely monitor inbound and outbound orders and enable the rapid automatic shut-down for specific applications.
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
We rely heavily on technology and automation to perform many functions within KCG, which exposes us to various forms of cyber-attacks, including data loss or destruction, unauthorized access, unavailability of service or the introduction of malicious code.  We have taken significant steps to mitigate the various cyber threats, and we devote significant resources to maintain and regularly upgrade our systems and networks and review the ever changing threat landscape. We have created a dedicated Information Security Group, created and filled the role of Information Security officer ("ISO") and formed an Information Security Steering Committee. In addition, we have enhanced the communication channels with government and law enforcement agencies for better information sharing and awareness. We will continue to periodically review policies and procedures to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement technology solutions that enhance preventive and detection capabilities.  We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance may be insufficient to cover all losses.
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
Secured funding for the majority of the firm’s inventory is done through the firm’s regulated U.S. broker dealer subsidiary, KCGA. As such, a significant portion of the firm’s liquidity risk lies within KCGA. We consider cash and other highly liquid instruments held within KCGA, up to $150.0 million, a part of the firm’s liquidity pool to support financial obligations in normal and strained funding environments. We target having $350.0 million in the Company's liquidity pool of cash and highly liquid instruments held at the holding company level and KCGA.
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	December 31, 2014	December 31, 2013
Liquidity Pool Composition
Holding companies
Cash held at banks	$150,622	$225,597
Money market and other highly liquid investments	152,077	27,420
KCGA
Cash held at banks	58,972	19,605
Money market and other highly liquid investments	81,997	130,395
Total Liquidity Pool	$443,668	$403,017
Cash and other highly liquid investments held by other subsidiary entities	$135,100	$271,264
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
Foreign Currency Risk
Our international businesses include transactions in currencies other than the U.S. dollar. As such, changes in foreign exchange rates relative to the U.S. dollar can affect the value of our non-U.S. dollar assets, liabilities, revenues and expenses. Additionally, our foreign subsidiary in India has a functional currency other than the U.S. dollar which exposes us to foreign currency transaction gains and losses. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

Consolidated Quarterly Results
The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2014 and 2013. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(in thousands, except per share amounts)
Revenues
Trading revenues, net	$221,415	$150,865	$206,780	$258,297	$212,809	$230,471	$98,260	$86,765
Commissions and fees	117,326	102,663	104,776	112,257	111,083	109,079	29,813	25,499
Interest, net	(177)	139	(289)	948	433	(177)	(672)	(121)
Investment income (loss) and other, net	7,575	18,635	2,866	12,155	(951)	129,965	(7,768)	2,849
Total revenues	346,139	272,302	314,133	383,657	323,374	469,338	119,633	114,992
Expenses
Employee compensation and benefits	116,214	95,307	103,430	122,319	112,209	129,631	75,143	32,209
Execution and clearance fees	82,377	74,058	73,242	75,501	78,483	81,023	45,951	40,957
Communications and data processing	36,945	38,576	38,279	36,796	37,512	44,046	21,301	20,694
Depreciation and amortization	21,224	20,298	19,823	20,103	19,566	20,091	7,746	8,167
Payments for order flow	14,698	15,377	18,076	22,032	18,243	16,431	448	589
Occupancy and equipment rentals	8,514	7,672	8,235	8,285	9,358	8,898	3,259	3,296
Collateralized financing interest	7,973	7,330	6,395	6,162	5,327	4,520	—	—
Debt interest expense	7,721	7,714	7,497	9,524	12,943	19,350	2,172	473
Professional fees	5,695	7,161	7,337	5,402	7,734	9,077	23,125	6,725
Business development	2,308	3,163	2,609	1,683	1,923	2,644	16	25
Writedown of assets and lease loss accrual, net	6,117	301	1,941	266	10,500	936	1,074	2,238
Writedown of capitalized debt costs	—	—	1,995	7,557	13,209	—	—	—
Other	9,822	10,580	10,767	8,643	13,066	11,318	14,234	4,477
Total expenses	319,608	287,537	299,626	324,273	340,073	347,965	194,469	119,850
Income (loss) from continuing operations before income taxes	26,531	(15,235)	14,507	59,384	(16,699)	121,373	(74,836)	(4,858)
Income tax expense (benefit)	562	(5,796)	5,520	22,467	787	(107,190)	3,315	1,974
Income (loss) from continuing operations, net of tax	25,969	(9,439)	8,987	36,917	(17,486)	228,563	(78,151)	(6,832)
Income (loss) from discontinued operations, net of tax	165	(177)	(67)	(1,253)	864	(784)	—	—
Net income (loss)	$26,134	$(9,616)	$8,920	$35,664	$(16,622)	$227,779	$(78,151)	$(6,832)
Net loss allocated to preferred and participating units	$—	$—	$—	$—	$—	$—	$(21,565)	$—
Net income (loss) attributable to common shareholders	$26,134	$(9,616)	$8,920	$35,664	$(16,622)	$227,779	$(56,586)	$(6,832)
Basic earnings (loss) per common share from continuing operations	$0.24	$(0.09)	$0.08	$0.32	$(0.15)	$2.00	$(1.24)	$(0.15)
Diluted earnings (loss) per common share from continuing operations	$0.23	$(0.09)	$0.08	$0.31	$(0.15)	$1.99	$(1.24)	$(0.15)
Basic and diluted (loss) earnings per common share from discontinued operations	$—	$—	$—	$(0.01)	$0.01	$(0.01)	$—	$—
Basic earnings (loss) per common share	$0.24	$(0.09)	$0.08	$0.31	$(0.15)	$2.00	$(1.24)	$(0.15)
Diluted earnings (loss) per common share	$0.23	$(0.09)	$0.08	$0.30	$(0.15)	$1.98	$(1.24)	$(0.15)
* Quarterly totals may not add to full year due to rounding.

Item 8.	Financial Statements and Supplementary Data
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
Management assessed the effectiveness of KCG’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, KCG’s management has concluded that, as of December 31, 2014, internal control over financial reporting is effective.
The effectiveness of KCG’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of KCG Holdings, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of KCG Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 2, 2015

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2014	2013
Assets	(In thousands)
Cash and cash equivalents	$578,768	$674,281
Cash and cash equivalents segregated under federal and other regulations	3,361	183,082
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $536,124 at December 31, 2014 and $552,242 at December 31, 2013:
Equities	2,479,910	2,298,785
Listed options	144,586	339,798
Debt securities	82,815	83,256
Other financial instruments	60	—
Total financial instruments owned, at fair value	2,707,371	2,721,839
Collateralized agreements:
Securities borrowed	1,632,062	1,357,387
Receivable from brokers, dealers and clearing organizations	1,188,833	1,257,251
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	134,051	146,668
Investments	100,726	125,413
Goodwill and Intangible assets, less accumulated amortization	152,594	208,806
Deferred tax asset, net	154,759	175,639
Assets of business held for sale	40,484	—
Other assets	137,645	146,638
Total assets	$6,830,654	$6,997,004
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$2,069,342	$1,851,006
Listed options	115,362	252,282
Debt securities	101,003	57,198
Other financial instruments	—	5,014
Total financial instruments sold, not yet purchased, at fair value	2,285,707	2,165,500
Collateralized financings:
Securities loaned	707,744	733,230
Financial instruments sold under agreements to repurchase	933,576	640,950
Total collateralized financings	1,641,320	1,374,180
Payable to brokers, dealers and clearing organizations	676,089	474,108
Payable to customers	22,110	481,041
Accrued compensation expense	114,559	149,430
Accrued expenses and other liabilities	136,977	175,910
Capital lease obligations	6,700	10,039
Liabilities of business held for sale	2,356	—
Debt	422,259	657,259
Total liabilities	5,308,077	5,487,467
Commitments and Contingent Liabilities (Note 22)
Equity
Class A Common Stock
Shares authorized: 1,000,000 at December 31, 2014 and December 31, 2013; Shares issued: 127,508 at December 31, 2014 and 123,317 at December 31, 2013; Shares outstanding: 116,860 at December 31, 2014 and 122,238 at December 31, 2013	1,275	1,233
Additional paid-in capital	1,369,298	1,306,549
Retained earnings	272,780	211,678
Treasury stock, at cost; 10,649 shares at December 31, 2014 and 1,079 shares at December 31, 2013	(122,909)	(11,324)
Accumulated other comprehensive income	2,133	1,401
Total equity	1,522,577	1,509,537
Total liabilities and equity	$6,830,654	$6,997,004
The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$837,357	$628,304	$421,063
Commissions and fees	437,022	275,474	105,518
Interest, net	621	(537)	(2,357)
Investment income and other, net	41,232	124,095	27,010
Total revenues	1,316,232	1,027,336	551,234
Expenses
Employee compensation and benefits	437,269	349,192	157,855
Execution and clearance fees	305,177	246,414	185,790
Communications and data processing	150,595	123,552	90,623
Depreciation and amortization	81,448	55,570	34,938
Payments for order flow	70,183	35,711	2,964
Occupancy and equipment rentals	32,707	24,812	12,804
Debt interest expense	32,456	34,938	2,665
Collateralized financing interest	27,860	9,847	—
Professional fees	25,596	46,662	14,072
Business development	9,763	4,609	23
Writedown of assets and lease loss accrual, net	8,625	14,748	—
Writedown of capitalized debt costs	9,552	13,209	—
Other	39,814	43,094	23,073
Total expenses	1,231,045	1,002,358	524,807
Income from continuing operations before income taxes	85,187	24,978	26,427
Income tax expense (benefit)	22,753	(101,114)	10,276
Income from continuing operations, net of tax	62,434	126,092	16,151
(Loss) Income from discontinued operations, net of tax	(1,332)	80	—
Net income	$61,102	$126,172	$16,151
Net (loss) income allocated to preferred and participating units	$—	$(21,565)	$1,092
Net income attributable to common shareholders	$61,102	$147,737	$15,059
Basic earnings per share from continuing operations	$0.55	$1.84	$0.31
Diluted earnings per share from continuing operations	$0.54	$1.82	$0.31
Basic loss per share from discontinued operations	$(0.01)	$—	$—
Diluted loss per share from discontinued operations	$(0.01)	$—	$—
Basic earnings per share	$0.54	$1.84	$0.31
Diluted earnings per share	$0.52	$1.82	$0.31
Shares used in computation of basic earnings (loss) per share	112,854	80,143	48,970
Shares used in computation of diluted earnings (loss) per share	116,534	81,015	48,970

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$61,102	$126,172	$16,151
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	316	(114,283)	114,319
Cumulative translation adjustment, net of tax	416	1,365	—
Comprehensive income	$61,834	$13,254	$130,470

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the year ended December 31, 2012, 2013, 2014

				Class A Common Stock				Treasury Stock
(in thousands)	Redeemable preferred member's equity	Members' Equity	Unrecognized Compensation	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, January 1, 2012	314,490	666,764	(43,768)	—	—	—	—	—	—	—	622,996
Contributions	—	12,695	24,829	—	—	—	—	—	—	—	37,524
Repurchase of Membership interests	—	(111,525)	—	—	—	—	—	—	—	—	(111,525)
Distributions	(3,351)	(24,793)	—	—	—	—	—	—	—	—	(24,793)
Net income	—	16,151	—	—	—	—	—	—	—	114,319	130,470
Balance, December 31, 2012	$311,139	559,292	$(18,939)	—	$—	—	$—	—	$—	$114,319	$654,672
Contributions	—	11,339	18,939	—	—	—	—	—	—	—	30,278
Repurchase of Membership interests	—	(5,833)	—	—	—	—	—	—	—	—	(5,833)
Distributions	—	(2,054)	—	—	—	—	—	—	—	—	(2,054)
Net (loss) income	—	(89,305)	—	—	—	—	—	—	—	—	(89,305)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	4,550	4,550
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(403)	(403)
Modification of redemption value	(21,565)	21,565	—	—	—	—	—	—	—	—	21,565
Balance, June 30, 2013	289,574	495,004	—	—	—	—	—	—	—	118,466	613,470
Gain on investment in Knight Capital Group, Inc.	—	—	—	—	—	—	—	—	—	9,103	9,103
Reclassification of investment in Knight out of other comprehensive income	—	—	—	—	—	—	—	—	—	(127,972)	(127,972)
Equity issued to General Atlantic	—	55,000	—	—	—	—	—	—	—	—	55,000
Exchange of membership interests for shares of KCG Class A Common Stock	(289,574)	(550,004)	—	75,868	759	754,417	—	—	—	—	205,172
Exchange of membership interests for warrants to purchase KCG Class A Common Stock	—	—	—	—	—	74,896	—	—	—	—	74,896
Issuance of KCG Class A Common Stock to Knight stockholders	—	—	—	41,889	419	453,419	—	—	—	—	453,838
Change in estimated distribution payable to members	—	—	—	—	—	1,757	—	—	—	—	1,757
KCG Class A Common Stock repurchased	—	—	—	—	—	—	—	(1,079)	(11,324)	—	(11,324)
Stock-based compensation	—	—	—	5,560	55	22,060	—	—	—	—	22,115
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	—	—	—	36	36
Cumulative translation adjustment, net	—	—	—	—	—	—	—	—	—	1,768	1,768
Net Income	—	—	—	—	—	—	209,393	—	—	—	209,393
Balance, December 31, 2013 - as reported	—	—	—	123,317	$1,233	$1,306,549	$209,393	(1,079)	$(11,324)	$1,401	$1,507,252
Cumulative effect of change in accounting principle - See Footnote 3	—	—	—	—	—	—	2,285	—	—	—	2,285
Balance, December 31, 2013 - as adjusted	—	—	—	123,317	1,233	1,306,549	211,678	(1,079)	(11,324)	1,401	1,509,537
KCG Class A Common Stock repurchased	—	—	—	—	—	—	—	(9,570)	(111,585)	—	(111,585)
Stock-based compensation	—	—	—	4,191	42	61,865	—	—	—	—	61,907
Income tax provision-stock based compensation	—	—	—	—	—	884	—	—	—	—	884
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	—	—	—	316	316
Cumulative translation adjustment, net	—	—	—	—	—	—	—	—	—	416	416
Net income	—	—	—	—	—	—	61,102	—	—	—	61,102
Balance, December 31, 2014	$—	$—	$—	127,508	$1,275	$1,369,298	$272,780	(10,649)	$(122,909)	$2,133	$1,522,577
The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities	(In thousands)
Net income	$61,102	$126,172	$16,151
(Loss) Income from discontinued operations, net of tax	(1,332)	80	—
Income from continuing operations, net of tax	62,434	126,092	16,151
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by operating activities
Non-cash gain from sale of Futures Commission Merchant	(116)	—	—
Non-cash gain on Knight Common Stock	—	(127,972)	—
Deferred tax benefit	19,397	(103,499)	—
Depreciation and amortization	81,448	55,570	34,938
Stock and unit-based compensation	58,940	64,286	12,320
Writedown and amortization of debt offering costs	13,217	17,332	276
Writedown of assets and lease loss accrual, net	8,625	14,748	—
Unrealized (gain) loss on investments	(36,456)	(4,539)	(25,754)
Deferred rent	930	58	—
Operating activities from discontinued operations	(1,073)	6,952	—
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(54,955)	19,963	—
Financial instruments owned, at fair value	14,468	(129,035)	(414,537)
Securities borrowed	(274,675)	(146,145)	(30,679)
Receivable from brokers, dealers and clearing organizations	(321,087)	252,266	36,439
Other assets	(6,459)	25,785	1,332
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	120,207	139,951	—
Securities loaned	(25,486)	106,339	—
Financial instruments sold under agreements to repurchase	292,625	95,950	372,023
Payable to brokers, dealers and clearing organizations	268,563	(185,992)	(34,752)
Payable to customers	92,096	(46,877)	—
Accrued compensation expense	(29,536)	24,441	(18,494)
Accrued expenses and other liabilities	(40,583)	(64,470)	(13,779)
Net cash provided by (used in) operating activities	242,524	141,204	(64,516)
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	—	509,133	—
Cash received from sale of Urban Financial Group, Inc.	—	85,406	—
Cash received from sale of Futures Commission Merchant	2,000	—	—
Proceeds and distributions from investments	58,660	3,251	72,196
Purchases of fixed assets and leasehold improvements	(34,139)	(25,147)	(31,389)
Capitalized software development costs	(14,859)	(2,556)	—
Purchases of investments	(744)	(158)	(87,308)
Investing activities from discontinued operations	—	12,963	—
Sale of trading rights	554	—	—
Net cash provided by (used in) investing activities	11,472	582,892	(46,501)
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	—	535,000	—
Partial repayment of Credit Agreement	(235,000)	(300,000)	—
Proceeds from issuance of Senior Secured Notes	—	305,000	—
Repayment of notes	—	(15,000)	—
Payment of debt issuance cost	—	(34,592)	(1,375)
Issuance of equity to General Atlantic	—	55,000	—
Payment to former Knight Capital Group, Inc. stockholders	—	(720,000)	—
Repayment of Knight Convertible Notes	—	(257,741)	—
Funding of collateral account for Knight Convertible Notes	—	(117,259)	—
Payment out of collateral account for Knight Convertible Notes	—	117,259	—
Borrowings under capital lease obligations	5,892	—	15,558
Principal payments on capital lease obligations	(9,232)	(14,152)	(20,990)
Cost of common stock repurchased	(111,585)	(11,324)	—
Borrowings under secured credit facility	—	25,000	88,750
Repayment of secured credit facility	—	(25,000)	(88,750)
Members' distributions	—	(21,002)	(37,061)
Repurchase of members' interest	—	—	(25,173)
Net cash used in financing activities	(349,925)	(478,811)	(69,041)
Effect of exchange rate changes on cash and cash equivalents	416	1,365	—
(Decrease) increase in cash and cash equivalents	(95,513)	246,650	(180,058)
Cash and cash equivalents at beginning of period	674,281	427,631	607,689
Cash and cash equivalents at end of period	$578,768	$674,281	$427,631

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,003	$56,227	$8,084
Cash paid for income taxes	$16,975	$10,198	$21,789

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
The Mergers took place in order to combine the businesses, intellectual capital and resources of the two companies to more successfully compete in the highly regulated and technologically advanced marketplace and to allow for further diversification of each company's revenues from principal and agency trading across asset classes and regions. The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO and the financial results for the year ended December 31, 2014 comprise the results of KCG. All periods prior to 2013 reflect solely the results and financial condition of GETCO.
As of December 31, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, foreign exchange, and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions that are executed within this segment; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) an institutional spot foreign exchange electronic communication network ("ECN"); (iv) a fixed income ECN that also offers trading applications; and (v) an alternative trading system ("ATS") for global equities.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Discontinued Businesses
Management from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business.
In November 2013 KCG sold Urban Financial of America, LLC, (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight to an investor group.
In November 2014, KCG sold certain assets and liabilities related to its Futures Commission Merchant (“FCM”) business to Wedbush Securities Inc.
In October 2014, the Company announced that it began to explore strategic options for KCG Hotspot, the Company's spot institutional foreign exchange ECN, with the goal of executing on opportunities if it created additional value for the Company's stockholders, clients and employees.
See Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale" and Footnote 27 "Subsequent Event" for additional information.
2. Merger of GETCO and Knight
Background
Pursuant to the Merger Agreement, each outstanding share of Knight Class A common stock, par value $0.01 per share (“Knight Common Stock”), was converted into the right to elect to receive either $3.75 per share in cash or one third of a share of KCG Class A common stock, par value $0.01 per share (“KCG Class A Common Stock”). As a result of the elections and proration procedures provided in the Merger Agreement, former Knight stockholders received cash payments aggregating $720.0 million and 41.9 million shares of KCG Class A Common Stock.
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
Accounting treatment of the Mergers
The Mergers are accounted for as a purchase of Knight by GETCO under accounting principles generally accepted in the United States of America ("GAAP") based on, among other factors, the controlling ownership position of the former GETCO unitholders as of the closing of the Mergers. Under the purchase method of accounting, the assets and liabilities of Knight as of July 1, 2013 were recorded at their respective fair values and added to the carrying value of GETCO's existing assets and liabilities. The reported financial condition and results of operations of KCG for the periods following the Mergers reflect Knight's and GETCO's balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As GETCO is the accounting acquirer, the financial results for KCG for the first six months of 2013 and the full year 2012 comprise solely the results of GETCO.
Prior to the Mergers, GETCO treated its investment in Knight as an available-for-sale security, which it recorded at fair value, with any gains or losses recorded in other comprehensive income as a component of equity.
All GETCO earnings per share and unit share outstanding amounts in these financial statements have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio as defined in the Merger Agreement. See Footnote 20 "Earnings Per Share" for further information.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
The Company recorded net deferred tax assets of $65.5 million with respect to recording Knight’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of tax net operating loss ("NOL”) carryforwards and other tax attributes acquired as a result of the Mergers, as described in Footnote 17 “Income Taxes”.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
Change in accounting principle
As discussed in Footnote 11 "Investments", as a result of the merger of BATS Global Markets, Inc. ("BATS") and Direct Edge Holdings LLC ("Direct Edge") in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method.
As a result of the change in accounting principle, the Consolidated Statement of Financial Condition at December 31, 2013 has been adjusted as follows: Investments increased by approximately $3.4 million, Deferred tax asset, net decreased by $1.1 million and Retained earnings increased by $2.3 million. The Consolidated Statements of Operations for the year ended December 31, 2013 have been adjusted to increase Investment income and other, net by $7.2 million and Net income by $6.1 million.
Cash and cash equivalents
Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.
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
Commissions, which includes commission equivalents earned on institutional client orders and commissions on futures transactions, and related expenses are also recorded on a trade date basis. Commissions earned by the Company’s former FCM, which was sold in November 2014, were recorded net of any commissions paid to independent brokers and recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Interest Income	$14,363	$10,187	$3,070
Interest Expense	(13,742)	(10,724)	(5,427)
Interest, net	$621	$(537)	$(2,357)
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Dividend Income	$45,910	$26,237	$2,253
Dividend Expense	$(38,444)	$(21,630)	$(1,599)
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
Investments
Investments primarily comprise strategic noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These strategic investments are accounted for under either the equity method, at cost or at fair value. The equity method of accounting is used when the Company has significant influence. Strategic investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence on operating and financial policies of the investee. Strategic investments that are publicly traded are held at fair value.
Prior to the Mergers, GETCO had a strategic investment in Knight which was classified as available for sale and held at fair value with any unrealized gains or losses recorded in Other comprehensive income or loss. As a result of the Mergers, the Company recognized a non-cash gain of $128.0 million on its investment in Knight Common Stock, which it recorded within Investment income and other, net on the Consolidated Statement of Operations for the year ended December 31, 2013 and reversed any previous unrealized gains out of Other comprehensive income.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Payable to customers
Payable to customers primarily relate to amounts due on cash and margin transactions. Due to their short-term nature, such amounts approximate fair value.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a losses of $2.0 million, $4.1 million and a gain of $0.2 million, respectively on foreign currency transactions.
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
The Company applies a non-substantive vesting period approach for stock-based awards related to KCG Class A Common Stock whereby the expense is accelerated for those employees and directors that receive options, stock appreciation rights ("SARs") and restricted stock units ("RSUs") and are eligible to retire prior to the vesting of such awards and in certain other circumstances.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
In April 2014, the FASB issued an ASU that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. The Company early adopted this ASU in 2014, which resulted in additional disclosures within the Company's Consolidated Financial Statements.

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

4. Discontinued Operations & Assets and Liabilities Held for Sale
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in the fourth quarter of 2013, and, as a result, the revenues and expenses of Urban's operations and costs of the related sale have been included in (Loss) Income from discontinued operations, net of tax within the Consolidated Statements of Operations for the six months ended December 31, 2013 and the year ended December 31, 2014.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

	For the year ended December 31, 2014	For the six months ended December 31, 2013
Revenues & Gain on sale	$(1,148)	$39,868

Expenses:
Compensation	$70	$14,068
Payments for order flow	—	9,885
Execution and clearance fees	—	5,038
Other expenses	930	10,748
Total Expenses	1,000	39,739
Pre-tax (loss) income from discontinued operations	(2,148)	129
Income tax benefit (expense)	816	(49)
Loss (Income) from discontinued operations, net of tax	$(1,332)	$80
In September 2014, KCG entered into an agreement to sell certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The transaction closed on November 30, 2014 and as such, there are no assets or liabilities related to the FCM business on the December 31, 2014 Consolidated Statement of Financial Condition. As a result of KCG’ s decision to early adopt the aforementioned ASU that amended the requirements for reporting discontinued operations, the FCM is not considered a discontinued operation, and therefore the results of the FCM’s operations are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations for all applicable years presented.
In October 2014, the Company announced that it began to explore strategic options for KCG Hotspot, with the goal of executing on opportunities if it creates additional value for its stockholders, clients and employees. KCG Hotspot is a single disposal group that is considered to be held-for-sale as of December 31, 2014 and, as a result, certain assets and liabilities related to KCG Hotspot have been included in Assets of business held for sale and Liabilities of business held for sale on the Consolidated Statement of Financial Condition as of December 31, 2014. The Company believes that no impairment exists as the fair value of the net assets related to KCG Hotspot less the costs to sell the business will exceed the related carrying value at December 31, 2014. The Company does not believe that this sale represents a strategic shift that will have a major effect on its operations and financial results, and therefore KCG Hotspot will not meet the requirements to be treated as a discontinued operation under the recently adopted ASU relating to discontinued operations. As such, the results of KCG Hotspot's operations are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations for all applicable years presented.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The KCG Hotspot assets and liabilities held for sale are summarized as follows (in thousands):

December 31,
2014
Assets:
Fixed assets, less accumulated depreciation	$391
Intangible assets, net accumulated amortization	34,696
Other assets	5,397
Total assets of business held for sale	$40,484

Liabilities:
Accrued compensation expense	$2,298
Accrued expenses and other liabilities	58
Total liabilities of business held for sale	$2,356
In January 2015, KCG entered into an agreement to sell KCG Hotspot to BATS. See Footnote 27 “Subsequent Event” for additional information.
5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations ("Segregated assets") primarily relate to the Company’s regulated businesses and consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents segregated under federal or other regulations	$3,361	$183,082
Receivable from brokers, dealers and clearing organizations(1)	—	304,294
Total assets segregated or held in separate accounts under federal or other regulations	$3,361	$487,376
(1) Segregated assets included within Receivable from brokers, dealers and clearing organizations comprise cash and cash equivalents and U.S. government obligations primarily held as deposits with exchange clearing organizations.
Segregated assets at December 31, 2013 primarily comprise assets related to the Company's FCM business that was sold during the fourth quarter of 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6. Fair Value of Financial Instruments
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,479,910	$—	$—	$2,479,910
Listed options	144,586	—	—	144,586
U.S. government and Non-U.S. government obligations	22,983	—	—	22,983
Corporate debt (2)	59,832	—	—	59,832
Foreign currency forward contracts	—	60	—	60
Total Financial instruments owned, at fair value	2,707,311	60	—	2,707,371
Investment in CME Group (3)	4,435	—	—	4,435
Deferred compensation investments (3)	—	868	—	868
Investment in Deephaven Funds (3)	—	146	—	146
Total assets held at fair value	$2,711,746	$1,074	$—	$2,712,820
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$2,069,342	$—	$—	$2,069,342
Listed options	115,362	—	—	115,362
U.S. government obligations	18,953	—	—	18,953
Corporate debt (2)	82,050	—	—	82,050
Total liabilities held at fair value	$2,285,707	$—	$—	$2,285,707

(1)	Equities of $743.1 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt instruments of $0.3 million have been netted by their respective long and short positions by CUSIP number.

(3)	Investment in CME Group, Deferred compensation investments and Investment in Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,298,785	$—	$—	$2,298,785
Listed options	339,798	—	—	339,798
U.S. government and Non-U.S. government obligations	40,053	—	—	40,053
Corporate debt	43,203	—	—	43,203
Total Financial instruments owned, at fair value	2,721,839	—	—	2,721,839
Securities on deposit with clearing organizations (2)	170,235	—	—	170,235
Investment in CME Group (3)	3,925	—	—	3,925
Deferred compensation investments (3)	—	117	—	117
Investment in Deephaven Funds (3)	—	1,958	—	1,958
Total assets held at fair value	$2,895,999	$2,075	$—	$2,898,074
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,851,006	$—	$—	$1,851,006
Listed options	252,282	—	—	252,282
U.S. government obligations	15,076	—	—	15,076
Corporate debt	42,122	—	—	42,122
Foreign currency forward contracts	—	5,014	—	5,014
Total liabilities held at fair value	$2,160,486	$5,014	$—	$2,165,500
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
The Company’s equities, listed options, U.S. government and non-U.S. government obligations, corporate debt and strategic investments that are publicly traded are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.
As of December 31, 2014 and December 31, 2013 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
The Company’s assets measured at fair value on a nonrecurring basis solely relate to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 12 “Goodwill and Intangible Assets” for additional information.
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
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At December 31, 2014, the Company had a foreign currency forward contract with a notional value of 700.0 million Indian Rupees ($10.9 million U.S. dollars). This forward contract is used to hedge the Company’s investment in its Indian subsidiary. The Indian Rupee foreign currency forward contract does not qualify as a net investment hedge

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

and any gains and losses are recorded in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2014.
At December 31, 2013, the Company had foreign currency contracts with a notional value of 80.0 million British Pounds. These forward contracts were used to hedge the Company's investment in its European subsidiaries. These forward contracts expired in the first quarter of 2014 and were not renewed.
The fair value of these forward contracts were determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.
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
7. Derivative Financial Instruments
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
The amounts and positions included in the tables below for futures contracts are classified as Level 1 while swaps and forward contracts are classified as Level 2 in the fair value hierarchy.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the fair value and number of derivative instruments held at December 31, 2014 and 2013 and the gains and losses included in the Consolidated Statements of Operations for the periods then ended. These instruments include those classified as Financial Instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts which are reported within Receivable from or Payable to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition (fair value and gain (loss) in thousands):

		December 31, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$1,212	8,108	$651	9,090
Forward contracts	Financial instruments owned at fair value	60	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,790	2,590	2,047	3,085
Swap contracts	Receivable from brokers, dealers and clearing organizations	98	1	13	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	144,586	426,747	115,362	437,383
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	6,432	11,901	6,891	10,628
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	15,245	8,894	14,847	9,105
Total		$169,423	458,242	$139,811	469,292

		December 31, 2013
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$89	892	$142	533
Forward contracts	Other assets	6,913	1	6,501	1
Forward contracts(1)	Financial instruments sold, not yet purchased, at fair value	—	—	5,014	1
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	223	1,069	1,089	1,046
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	—	—	18	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	339,798	730,020	252,282	755,947
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	4,815	18,280	2,259	15,202
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	3,392	10,629	1,773	3,806
Total		$355,230	760,891	$269,078	776,537

(1)	Designated as hedging instrument.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		Gain (Loss) Recognized
	Financial Statements	For the year ended December 31,
	Location	2014	2013	2012
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$10,535	$12,191	$19,699
Forward contracts	Investment Income and other, net	526	—	—
Equity
Futures contracts	Trading revenues, net	25,247	50,073	76,089
Swap contracts	Trading revenues, net	5,277	11,736	8,116
Listed options (1)	Trading revenues, net	(37,439)	37,035	50,446
Fixed income
Futures contracts	Trading revenues, net	31,277	80,511	81,933
Commodity
Futures contracts	Trading revenues, net	55,295	62,215	35,952
		$90,718	$253,761	$272,235
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$(3,298)	$—

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

8. Collateralized Transactions and Assets and Liabilities Subject to Netting
Collateralized Transactions
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

	December 31, 2014	December 31, 2013
Collateral permitted to be delivered or repledged	$1,586,700	$1,315,803
Collateral that was delivered or repledged	1,485,267	1,231,468
Collateral permitted to be further repledged by the receiving counterparty	147,696	142,938
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents information about assets pledged by the Company (in thousands):

	December 31, 2014	December 31, 2013
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$536,124	$552,242
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	979,652	676,956
Assets and Liabilities Subject to Netting
The Company may enter into master netting agreements and collateral arrangements with counterparties in order to manage its exposure to credit risk associated with securities financing transactions. Such transactions are generally executed under standard industry agreements, including, but not limited to, master securities lending agreements (securities lending transactions) and master repurchase agreements (repurchase transactions). A master agreement creates a single contract under which all transactions between two counterparties are executed allowing for trade aggregation and a single net payment obligation. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. The Company may also enter into bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.
In the event of counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.
The Company is also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open repurchase and/or securities lending transactions.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$144,586	$—	$144,586	$—	$—	$144,586
Securities borrowed	1,632,062	—	1,632,062	1,570,194	15,782	46,086
Receivable from brokers, dealers and clearing organizations (3)	21,545	—	21,545	21,425	—	120
Foreign currency forward contracts	60	—	60	—	—	60
Swaps	85	—	85	—	—	85
Futures	24,680	24,436	244	—	—	244
Total Assets	$1,823,018	$24,436	$1,798,582	$1,591,619	$15,782	$191,181
Liabilities
Listed options	$115,362	$—	$115,362	$—	$17,359	$98,003
Securities loaned	707,744	—	707,744	682,389	15,782	9,573
Financial instruments sold under agreements to repurchase	933,576	—	933,576	933,560	—	16
Futures	24,436	24,436	—	—	—	—
Total Liabilities	$1,781,118	$24,436	$1,756,682	$1,615,949	$33,141	$107,592
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the Company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is avalable by counterparty in the event of a counterparty's default, but which are not netted in the Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
(3) Represents reverse repurchase agreements at broker dealer.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$339,798	$—	$339,798	$—	$—	$339,798
Securities borrowed	1,357,387	—	1,357,387	1,316,110	10,110	31,167
Receivable from brokers, dealers and clearing organizations (3)	24,366	—	24,366	24,249	—	117
Foreign currency forward contracts	6,913	6,501	412	—	—	412
Futures	8,519	4,369	4,150	—	—	4,150
Total Assets	$1,736,983	$10,870	$1,726,113	$1,340,359	$10,110	$375,644
Liabilities
Listed options	$252,282	$—	$252,282	$—	$10,924	$241,358
Securities loaned	733,230	—	733,230	716,838	10,110	6,282
Financial instruments sold under agreements to repurchase	640,950	—	640,950	640,948	—	2
Foreign currency forward contracts	11,515	6,501	5,014	—	—	5,014
Futures	5,263	5,263	—	—	—	—
Swaps	18	—	18	—	—	18
Total Liabilities	$1,643,258	$11,764	$1,631,494	$1,357,786	$21,034	$252,674
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is avalable by counterparty in the event of a counterparty's default, but which are not netted in the Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
(3) Represents reverse repurchase agreements at broker dealer.
9. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Receivable:
Clearing organizations and other	$1,095,025	$750,440
Assets segregated or held in separate accounts under federal or other regulations (1)	—	304,294
Securities failed to deliver	93,808	202,517
Total Receivable	$1,188,833	$1,257,251
Payable:
Clearing organizations and other	$350,627	$425,196
Securities failed to receive	325,462	48,912
Total Payable	$676,089	$474,108
(1) Segregated assets primarily related to the FCM Business, which was sold in the fourth quarter of 2014, included within Receivable from brokers, dealers and clearing organizations comprise cash and cash equivalents and U.S. government obligations primarily held as deposits with exchange clearing organizations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Segregated assets at December 31, 2013 primarily comprise assets related to the Company's FCM business that was sold during the fourth quarter of 2014.
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
10. Fixed Assets and Leasehold Improvements
Fixed assets and leasehold improvements comprise the following (in thousands):

	Depreciation	December 31, 2014	December 31, 2013
	Period
Computer hardware and software	3 years	$242,498	$223,141
Leasehold improvements	*	114,851	115,046
Telephone systems and equipment	5 years	3,962	3,848
Furniture and fixtures	7 years	12,120	12,227
		373,431	354,262
Less - Accumulated depreciation and amortization		(239,380)	(207,594)
		$134,051	$146,668
*Shorter of life of lease or useful life of assets
11. Investments
Investments comprise strategic investments, deferred compensation investments, and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Strategic investments:
Investments accounted for under the equity method	$86,328	$110,460
Investments held at fair value	4,435	3,925
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,949	8,953
Total Strategic investments	99,712	123,338
Deferred compensation investments	868	117
Investment in Deephaven Funds	146	1,958
Total Investments	$100,726	$125,413
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded in Other comprehensive income.
Merger of BATS and Direct Edge
In January 2014, BATS and Direct Edge, each of whose equity the Company held as an investment, completed their previously announced merger into BATS. Prior to the merger, the Company accounted for its investment in BATS under the cost method and accounted for its investment in Direct Edge under the equity method. Following the merger, the Company owns 16.7% of the overall equity of BATS and holds 19.9% of the voting equity and a board seat. Based on these facts, the Company will account for its interest in BATS under the equity method. This change in accounting principle is applied retrospectively and, as such, the Company has presented the adjustment as a prior period adjustment to the 2013 consolidated results of operations. See Footnote 3 "Significant Accounting Policies" for a discussion of the effect of this retrospective adjustment.
The Company received approximately $42.2 million from the aggregate distributions paid by BATS and Direct Edge at or around the close of the merger, which the Company recorded as a return of capital under the equity method of accounting.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
12. Goodwill and Intangible Assets
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
No events occurred in the years ended December 31, 2014 or 2013 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In the fourth quarter of 2014 and 2013, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s goodwill by segment (in thousands):

	December 31, 2014	December 31, 2013
Market Making	$16,404	$16,404
Global Execution Services	907	907
Total	$17,311	$17,311

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to 9 years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at December 31, 2014 and December 31, 2013 was approximately five and six years, respectively.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	December 31, 2014	December 31, 2013
Market Making
Technology	$50,542	$53,315
Trading rights	44,358	48,920
Total	94,900	102,235
Global Execution Services (1)
Technology	18,200	38,682
Customer relationships	10,833	33,278
Trade names	850	3,800
Total	29,883	75,760
Corporate and Other
Technology	10,500	13,500
Total	$135,283	$191,495

(1)
Excluded from the December 31, 2014 balance is $34.7 million of intangibles related to the KCG Hotspot which is held for sale. As noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", such amount is included in Assets of business held for sale at December 31, 2014.

		December 31, 2014	December 31, 2013
Technology (1)	Gross carrying amount	$115,804	$120,346
	Accumulated amortization	(36,562)	(14,849)
	Net carrying amount	79,242	105,497
Trading rights (2)	Gross carrying amount	62,468	62,450
	Accumulated amortization	(18,110)	(13,530)
	Net carrying amount	44,358	48,920
Customer relationships (3)	Gross carrying amount	13,000	35,000
	Accumulated amortization	(2,167)	(1,722)
	Net carrying amount	10,833	33,278
Trade names (4)	Gross carrying amount	1,000	4,000
	Accumulated amortization	(150)	(200)
	Net carrying amount	850	3,800
Total	Gross carrying amount	192,272	221,796
	Accumulated amortization	(56,989)	(30,301)
	Net carrying amount	$135,283	$191,495

(1)
The weighted average remaining life for technology, including capitalized software, was approximately 3 and 4 years as of December 31, 2014 and December 31, 2013, respectively. Excluded from the December 31, 2014 balance is $13.1 million of technology assets related to the KCG Hotspot which as noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", is included in Assets of business held for sale at December 31, 2014.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 7 and 8 years as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and December 31, 2013, $6.8 million and $7.6 million, respectively, of trading rights had indefinite useful lives.

(3)
Customer relationships relate to KCG BondPoint and KCG Hotspot (for December 31, 2013 only). The weighted average remaining life was approximately 8 and 10 years as of December 31, 2014 and December 31, 2013, respectively. Lives may be reduced depending upon actual

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

retention rates. Excluded from the December 31, 2014 balance is $19.0 million of customer relationships related to the KCG Hotspot which as noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", is included in Assets of business held for sale at December 31, 2014.

(4)
Trade names relate to KCG BondPoint and KCG Hotspot (for December 31, 2013 only). The weighted average remaining life was approximately 9 and 10 years as of December 31, 2014 and December 31, 2013, respectively. Excluded from the December 31, 2014 balance is $2.6 million of trade name related to the KCG Hotspot which as noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", is included in Assets of business held for sale at December 31, 2014.

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the year ended December 31,
	2014	2013	2012
Amortization expense	$35,592	$19,211	$5,518
As of December 31, 2014, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the year ended December 31, 2015	$31,180
For the year ended December 31, 2016	30,049
For the year ended December 31, 2017	27,244
For the year ended December 31, 2018	15,611
For the year ended December 31, 2019	6,211
13. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$117,259	$116,819	$117,259	$118,432
Senior Secured Notes	305,000	309,194	305,000	320,823
First Lien Credit Facility	—	—	235,000	235,000
Total Debt	$422,259	$426,013	$657,259	$674,255
The fair value of the Company's debt is based upon the value of such debt in the secondary market. The carrying value of the First Lien Credit facility approximated fair value as it was not materially sensitive to shifts in interest rates due to its floating interest rate, which also considers changes in the Company's credit quality and financial condition. These liabilities would all be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
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
In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which Knight's $375.0 million Convertible Notes were issued. On July 1, 2013, the Company delivered a notice (the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

“Convertible Notes Notice”) to the holders of the Notes. The Convertible Notes Notice advised holders of the Convertible Notes of the following (among others):

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
After the Mergers, a total of $257.7 million in principal amount of the Convertible Notes were repurchased using funds deposited in the Collateral Account. The repurchase included accrued and unpaid interest of $3.6 million. In October 2013, after receiving consent from the Holders of the Senior Secured Notes (as defined below), the funds remaining in the Collateral Account were used to repay a portion of the First Lien Credit Facility. As of December 31, 2014 and December 31, 2013 there were no funds in the Collateral Account. As of December 31, 2014 and December 31, 2013, $117.3 million principal amount of the Convertible Notes were outstanding.
The Convertible Notes are convertible based on a conversion rate, which was adjusted as a result of the Mergers, of 15.9728 shares of KCG common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $62.61 per share. The conversion rate and conversion price will be subject to further adjustment in certain events, such as distributions of dividends or stock splits.
Upon any cash conversion, KCG will deliver an amount of cash calculated over the applicable 40-trading day observation period. KCG will not deliver its common stock (or any other securities) upon conversion under any circumstances. In addition, following certain corporate events that may occur prior to the maturity date, KCG is required to pay a cash make-whole premium by increasing the conversion rate for a holder that that elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. Subject to certain exceptions, holders may require KCG to repurchase, for cash, all or part of the Convertible Notes upon a “Fundamental Change” at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest.
The requirement that KCG settle conversions of the Convertible Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). Based largely on the conversion price of the Convertible Notes compared to the price of KCG common stock on the relevant dates, the fair value of the embedded conversion derivative was determined to be $0 at December 31, 2014 and December 31, 2013.
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
On July 1, 2013, KCG and certain subsidiary guarantors (the "Guarantors") under the First Lien Credit Facility, as defined below, entered into a Second Supplemental Indenture, whereby the Senior Secured Notes and the obligations under the Senior Secured Notes Indenture will be fully and unconditionally guaranteed on a joint and several basis by

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

the Guarantors and are secured by second-priority pledges and second-priority security interests in, and mortgages on, the collateral securing the First Lien Credit Facility, subject to certain exceptions. All of the subsidiary guarantors are wholly-owned subsidiaries of KCG.
The Senior Secured Notes mature on June 15, 2018 and bear interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
On or after June 15, 2015, KCG may redeem all or a part of the Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest under the Senior Secured Notes Registration Rights Agreement (defined below), if any, on the Senior Secured Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Year	Percentage
2015	104.125%
2016	102.063%
2017 and thereafter	100.000%
KCG may also redeem the Senior Secured Notes, in whole or in part, at any time prior to June 15, 2015 at a price equal to 100% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any. In addition, at any time on or prior to June 15, 2015, KCG may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds of certain equity offerings, at a price equal to 108.25% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any.
The Senior Secured Notes Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of December 31, 2014 and 2013, the Company was in compliance with the covenants.
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
In May 2014, the Company received consents from Holders of 98.5% of the aggregate principal amount of the Senior Secured Notes outstanding to amend the terms of the Senior Secured Notes Registration Rights Agreement. As a result, the Company entered into the First Amendment (the “Amendment”) to the Senior Secured Notes Registration Rights Agreement. The Amendment (i) postponed the deadline by which the Company must use commercially reasonable efforts to prepare and file the Exchange Offer with the SEC, from June 5, 2014 to June 30, 2015, and (ii) postponed the deadline by which the Company must use commercially reasonable efforts to file with and have declared effective by the SEC a shelf registration statement to cover certain resales of the Senior Secured Notes, from June 5, 2014 to June 30, 2015. The Amendment also had the effect of postponing the date on which an additional interest, which constitutes liquidated damages and is the exclusive remedy available to Holders for failing to register the Senior Secured Notes, begins to accrue as a result of failing to consummate the Exchange Offer or have a shelf registration statement declared effective. Accordingly, the Company and the Guarantors no longer have any obligation to pay

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Holders additional interest as of June 5, 2014, even though the Company and the Guarantors did not prepare, file or have declared effective a registration statement or a shelf registration statement or consummate the Exchange Offer by such date. As of the date of this filing, the Company has not registered the Senior Secured Notes and if it does not do so by June 30, 2015, additional interest will begin to accrue on the notes.
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
In 2014, the Company repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, the Company wrote down the remaining $9.6 million of its capitalized debt costs associated with the Credit Agreement.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of December 31, 2014 and 2013, there were no outstanding borrowings under the KCGA Facility Agreement.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of December 31, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Interest expense	$31,724	$34,138	$1,194
Amortization of debt issuance cost (1)	13,217	16,832	276
Commitment fee	1,575	792	1,034
Total	$46,516	$51,762	$2,504

(1)
Of the $13.2 million of amortization of debt issuance cost incurred during 2014, $9.6 million is included in Writedown of debt issuance costs and $3.6 million is in Other expenses. The writedown amounts were incurred as a result of the $235.0 million repayment of the First Lien Credit Facility made in 2014. For 2013, $3.6 million is included in Other expense while $13.2 million is included in Writedown of debt issuance cost as a result of the $300.0 million repayment of the First Lien Credit Facility.

14. Related Parties
The Company interacts with two parties which are the beneficial owners of more than 10 percent of KCG’s Class A Common Stock. It also has trading activities with three investees whereby KCG accounts for its investment under the equity method of accounting. Each is considered a related party for all applicable periods.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	For the year ended December 31,
Statements of Operations	2014	2013
Revenues
Commissions and fees	$14,528	$4,045
Trading revenues, net	3,862	437
Interest, net	651	71
Total revenues from related parties	$19,041	$4,553
Expenses
Execution and clearance fees(1)	$(10,261)	$(19,491)
Payment for order flow	585	—
Collateralized financing interest	529	102
Other expense	1,719	651
Total expenses incurred with respect to related parties	$(7,428)	$(18,738)
(1)    Represents net volume based fees received from providing liquidity to related trading venues.

Statements of Financial Condition	December 31, 2014	December 31, 2013
Assets
Securities borrowed	$26,110	$57,732
Receivable from brokers, dealers and clearing organizations	20,075	20,826
Other assets	—	277
Liabilities
Securities loaned	$7,376	$116,062
Payable to brokers, dealers and clearing organizations	8,509	17,911
Accrued expenses and other liabilities	5,667	179
In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
During 2013, the Company paid one of the related parties $49.8 million in fees related to financing and advisory activities.
15. Stock-Based Compensation
KCG Equity Incentive Plan
The Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan was established to provide long-term incentive compensation to employees and directors of the Company. As a result of the Mergers, on July 1, 2013, this plan was assumed by KCG and was renamed the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan (the "KCG Plan"). As of December 31, 2014, there were approximately 30.1 million shares authorized for issuance under the KCG Plan, of which approximately 16.3 million shares are available for grant (subject to adjustment as provided under the KCG Plan).
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
As a result of the Mergers, each outstanding Knight restricted share and Knight RSU granted after December 19, 2012 was replaced with a KCG restricted share or RSU, as applicable, in respect of one third of a share of common stock of KCG (rounded to the nearest whole share). Knight restricted share and RSU awards granted on or prior to December 19, 2012 (except for RSUs subject to performance-based vesting conditions) automatically vested upon the completion of the Mergers. Knight restricted share and RSU awards granted after December 19, 2012 (and RSUs granted on or prior to December 19, 2012 that were subject to performance-based vesting conditions) continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.
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

	For the year ended December 31,
	2014	2013
Stock award compensation expense	$55,402	$33,067
Income tax benefit	21,053	11,573
The following table summarizes restricted awards activity for the year ended December 31, 2014 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2013	8,420	$10.71
Granted	4,937	10.99
Vested	(3,464)	10.77
Forfeited	(746)	11.66
Outstanding at December 31, 2014	9,147	$10.77
There is $54.8 million of unamortized compensation related to unvested RSUs outstanding at December 31, 2014. The cost of these unvested RSUs is expected to be recognized over a weighted average life of 1.6 years.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
The fair value of each option and SAR granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options and SARs are granted with exercise prices equal to or greater than the market value of the Company’s common stock at the date of grant as defined by the KCG Plan. The principal assumptions utilized in valuing options and SARs and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option or SAR; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the year ended December 31, 2014.
The weighted average assumptions used for stock options granted in 2013 were as follows:

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
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2014	2013
Stock option and SAR compensation expense	$3,807	$1,813
Income tax benefit	1,447	635
The following table summarizes stock option and SAR activity and stock options exercisable for the year ended December 31, 2014 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2013 (1)	4,967	$18.45
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(276)	36.16
Outstanding at December 31, 2014 (1)	4,691	$17.41	$3,438	3.41
Exercisable at December 31, 2014	1,809	$20.95	$1,146	3.23
Available for future grants at December 31, 2014 (2)	16,291
(1) Includes 1.7 million of SARs.
(2) Represents options, SARs and awards available for grant under the KCG Plan.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/14	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/14	Weighted- Average Exercise Price
$8.24 - $8.24	833	3.61	$8.24	278	$8.24
$8.25- $8.25	91	3.64	8.25	30	8.25
$11.65 - $11.65	1,700	3.51	11.65	567	11.65
$22.50 - $22.50	1,700	3.51	22.50	567	22.50
$23.70 - $52.98	294	2.01	40.94	294	40.94
$53.91 - $53.91	74	2.08	53.91	74	53.91
	4,691	3.41	$17.41	1,809	$20.95
The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options or SARs exercised during the year ended December 31, 2014.
There is $3.3 million of unamortized compensation related to unvested stock options and SARs outstanding at December 31, 2014. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.9 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the units as of June 30, 2013. Deferred compensation payable at December 31, 2014 and December 31, 2013 related to incentive units was $2.9 million and $3.8 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the year ended December 31, 2014 (units in thousands):

Vested
Incentive units at December 31, 2013	49
Issued	—
Vested	—
Exercised	(11)
Canceled	—
Incentive units at December 31, 2014	38
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
As noted, in connection with the Mergers, all outstanding incentive units, Class B units and Class E units vested, and as a result the remaining unamortized expense was accelerated. The accelerated amortization expense recorded during the year ended December 31, 2013 for incentive units, Class B units and Class E units was $1.3 million, $9.4 million and $3.5 million, respectively.
Compensation expense (benefit) related to the Class B, Class E and Incentive units, all of which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Class B and E units	$—	$19,860	$12,320
Incentive units	(269)	2,446	1,264
Total	$(269)	$22,306	$13,584
16. Employee Benefit Plan
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

	For the year ended December 31,
	2014	2013
Total expense	$10,093	$2,959
17. Income Taxes
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
As described in Footnote 2 “Merger of GETCO and Knight”, following the Mergers on July 1, 2013 the Company recorded $65.5 million of deferred tax assets as a result of recording Knight’s assets and liabilities under the purchase method of accounting as well as recording the value of Knight’s NOLs and tax credit carryforwards as described below.
As a result of the Company becoming subject to U.S. corporate income taxes, the Company also recorded, upon the closing of the Mergers on July 1, 2013, a nonrecurring $103.5 million deferred tax benefit and corresponding

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

deferred tax asset relating to GETCO's existing tax attributes. This deferred tax asset primarily relates to differences between GETCO’s book and tax bases in its intangible assets and its strategic investments.
The provision (benefit) for income taxes from continuing operations consists of (in thousands):

	For the year ended December 31,
	2014	2013	2012
Current:
U.S. federal	$709	$(194)	$(627)
U.S. state and local	4,081	2,902	618
Non U.S.	(828)	3,773	8,708
	$3,962	$6,481	$8,699
Deferred:
U.S. federal	$30,331	(106,996)	1,771
U.S. state and local	(10,997)	—	1,046
Non U.S.	(543)	(599)	(1,240)
	$18,791	$(107,595)	$1,577

Provision (benefit) for income taxes	$22,753	$(101,114)	$10,276

The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the year ended December 31,
	2014	2013	2014

U.S. federal statutory income tax expense	$29,815	$8,742	$9,249
Income not subject to U.S. corporate income tax	—	(15,583)	(7,095)
U.S. state and local income taxes, net of U.S. federal income tax effect	(4,495)	1,881	772
Deferred tax benefit resulting from the Company becoming subject to U.S. corporate income taxes	—	(103,499)	—
Nondeductible expenses (1)	230	3,627	200
Foreign taxes	(1,371)	3,603	7,468
Federal research & development tax credits	(1,241)	—	—
Other, net	(185)	115	(318)
Income tax expense (benefit)	$22,753	$(101,114)	$10,276
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s net deferred tax assets are reported as Deferred tax asset, net on the Consolidated Statements of Financial Condition. At December 31, 2014, and December 31, 2013, the Company’s net deferred tax assets were $154.8 million and $175.6 million, respectively, and comprised the following:

	For the year ended December 31,
	2014	2013
Deferred tax assets:
Employee compensation and benefit plans	$24,587	$16,629
Fixed assets and other amortizable assets	82,882	90,130
Reserves	2,668	5,589
Valuation of investments	32,962	30,073
Net operating loss carryforwards, net	94,770	127,637
Less: Valuation allowance on net operating loss carryforwards	(15,238)	(36,043)
Total deferred tax assets	$222,631	$234,015

Deferred tax liabilities
Employee compensation and benefit plans	$—	$—
Fixed assets and other amortizable assets	26,244	29,077
Reserves	2,226	—
Valuation of investments	19,912	10,414
Reduction in foreign tax credit for Non-U.S. NOL carryforwards	19,490	18,885
Total deferred tax liabilities	67,872	58,376
Net deferred tax assets	$154,759	$175,639
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its federal deferred tax assets in the future. With the exception of certain NOLs discussed below, the Company has not recorded any valuation allowance with respect to its federal deferred tax assets at December 31, 2014 or December 31, 2013. Management believes that positive evidence including the Company's history of sustainable profitability and its forecasts of future profitability outweighs the negative evidence. The Company has also recorded a partial valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.
At December 31, 2014 and December 31, 2013, the Company had total U.S. federal NOL carryforwards of $133.5 million and $194.5 million, respectively, of which $28.5 million and $89.0 million, respectively, resulted from the acquisition of Knight. The Company recorded a related deferred income tax asset related to these federal NOLs of $46.7 million and $68.1 million at December 31, 2014 and December 31, 2013, respectively, and a partially offsetting valuation allowance of $6.8 million at each December 31, 2014 and December 31, 2013, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.
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
At December 31, 2014 and December 31, 2013, the Company had, in multiple jurisdictions, aggregate state and local NOL carryforwards of $1.28 billion and $1.66 billion, respectively, all of which resulted from the acquisition of Knight. The Company recorded deferred income tax assets related to these NOLs of $18.5 million and $25.8 million as of December 31, 2014 and December 31, 2013, respectively, and offsetting valuation allowances of $8.1 million and $25.8 million, respectively, which represents the portion of these NOLs that are considered more likely than not

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

to expire unutilized. In 2014 the Company reversed $10.8 million of the valuation related to its state and local NOLs as a portion of such loss carryforwards are now expected to be utilized based upon the expected profitability of certain of the Company’s subsidiaries. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.
At December 31, 2014 and December 31, 2013, the Company had non-U.S. NOL carryforwards of $90.6 million and $86.4 million, respectively, of which $62.4 million and $65.7 million, respectively, were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.5 million and $18.9 million for these NOL carryforwards as of December 31, 2014 and December 31, 2013, respectively, along with an offsetting U.S. federal deferred tax liability of $19.5 million and $18.9 million, respectively, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely. The Company had tax credit carryforwards comprising general business credit carryforwards of $4.4 million and $2.5 million, at December 31, 2014 and December 31, 2013, respectively, and alternative minimum tax credit carryforwards $6.8 million at each December 31, 2014 and December 31, 2013.
At December 31, 2014, and December 31, 2013, the Company had unrecognized tax benefits, respectively, of $2.2 million and $1.5 million, all of which would affect the Company's effective tax rate if recognized.
The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	For the year ended December 31,
	2014	2013
Balance at beginning of period	$1,464	$—
Increases based on tax positions related to prior periods	1,843	1,464
Decreases based on tax positions related to prior periods	(995)	—
Decreases related to settlements with taxing authorities	—	—
Balance at the end of the period	$2,312	$1,464
As of December 31, 2014, the Company is subject to U.S. Federal income tax examinations for the tax years 2009 through 2013, and to non U.S. income tax examinations for the tax years 2007 through 2013. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2013. The final outcome of these examinations is not yet determinable, however, the Company does not anticipate that any adjustments would result in a material change to its results of operations or financial condition.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

18. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance January 1, 2012	$—	$—	$—
Other comprehensive income	114,319	—	114,319
Balance December 31, 2012	114,319	—	114,319
Other comprehensive income	13,689	1,365	15,054
Amount reclassified from Accumulated Other Comprehensive Income (1)	(127,972)	—	(127,972)
Net current-period other comprehensive (loss) income	(114,283)	1,365	(112,918)
Balance December 31, 2013	36	1,365	1,401
Other comprehensive income	316	416	732
Balance December 31, 2014	$352	$1,781	$2,133
(1) As a result of the Mergers, the Company recorded a non-cash gain of $128.0 million on its investment in Knight Common Stock, which it recognized within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2013 and reversed any previous unrealized gains out of Other comprehensive income.
19. Writedowns and Other Charges
Writedown of capitalized debt costs
In 2014 and 2013, the Company made principal repayments under the Credit Agreement of $235.0 million and $300.0 million, respectively. As a result, for the years ended 2014 and 2013, $9.6 million and $13.2 million, respectively, were written down.
Lease loss accrual
For the years ended 2014 and 2013, the Company recorded $8.6 million and $7.1 million, respectively, of net lease loss accruals related to excess real estate capacity.
Writedown of assets
For the year ended 2013, the Company recorded $7.7 million in writedown of assets primarily related to leasehold improvements and fixed assets.
20. Earnings Per Share
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
The number of such RSUs, options, warrants and SARs excluded from the EPS calculation was approximately 28.3 million and 29.1 million for the years ended December 31, 2014 and 2013, respectively. Such options, warrants and SARS were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of KCG Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2014		2013		2012
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$62,434	112,854	$126,092	80,143	16,151	48,970
Effect of dilutive stock based awards
Restricted awards		3,579		855		—
Stock options and SARs		101		17		—
Income from continuing operations and shares used in diluted calculations	$62,434	116,534	$126,092	81,015	$16,151	48,970
Loss from continuing operations allocated to preferred and participating units	$—		$(21,565)		$1,092
Income from continuing operations attributable to common shareholders	$62,434		$147,657		$15,059
Basic earnings per common share from continuing operations		$0.55		$1.84		$0.31
Diluted earnings per common share from continuing operations		$0.54		$1.82		$0.31
Prior to the Mergers, GETCO units comprised preferred and common units, and net income was allocated among the various classes of units based upon participation rights in undistributed earnings. The number of shares used to calculate EPS for 2013 are GETCO units converted into KCG shares using an exchange ratio as detailed in the Merger Agreement.
21. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the years ended December 31, 2014, 2013 or 2012.
22. Commitments and Contingent Liabilities
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
As previously disclosed in KCG's and Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in KCA sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Knight has

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

since been named as a defendant in two putative class action complaints (one of which was voluntarily dismissed) and one derivative lawsuit, all of which relate to the technology issue. Knight has also received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the "August 6, 2012 recapitalization").
After the announcement on December 19, 2012 of the signing of the Merger Agreement, Knight, GETCO, GA-GTCO, as well as the individual members of the Knight's Board of Directors prior to the Mergers (the “Individual Defendants”), were named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Mergers. The lawsuits generally alleged, among other things, that the Mergers failed to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO and GA-GTCO. The lawsuits, among other things, sought to enjoin the defendants from completing the Mergers on the agreed-upon terms, rescission of the Mergers (to the extent the Mergers have already been consummated), monetary relief and attorneys' fees and costs.
While the Company is currently unable to predict the outcome of any existing or future litigation related to the August 1, 2012 technology issue, an unfavorable outcome in one of these matters could have a material adverse effect on its financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against such litigation.
Legal
Litigation Related to the August 1, 2012 Technology Issue
On October 26, 2012, Knight, its then-Chairman and Chief Executive Officer, Thomas M. Joyce, and its then-Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey, Case No. 2:12-cv-06760. Generally, this putative class action complaint alleged that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a purported class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint, which was fully briefed as of August 2013. Before the court rendered a decision on the motion to dismiss, the plaintiff filed a second amended complaint on December 20, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. More specifically, the plaintiff referred to KCA's October 2013 settlement with the SEC and alleged that the defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between May 10, 2011 and August 1, 2012 paid an inflated price. The defendants filed a motion to dismiss the second amended complaint on February 18, 2014. The motion was fully briefed as of June 5, 2014, and is before the court for decision.
In November 2014, prior to the court’s decision on defendants’ motion to dismiss, the parties participated in a court-ordered mediation. Following the mediation, in December 2014 the parties reached an agreement in principle to settle the Fernandez litigation. On February 9, 2015, the parties entered into a Stipulation of Settlement that, if approved by the District Court, will resolve the litigation and result in the Fernandez action being dismissed with prejudice.  The District Court has set March 16, 2015 for a preliminary approval hearing. Under the terms of the proposed settlement, Knight has agreed that certain of its insurance carriers will pay $13 million to stockholders in the class. The settlement requires no direct payment by any of the defendants. Under the proposed settlement, defendants and various of their related persons and entities will receive a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period. The proposed settlement contains no admission of any liability or wrongdoing on the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit.  Because the full amount of the proposed settlement will be paid by the Company’s insurance carriers, the settlement will not have an effect on the Company’s results of operations. Though the Company believes the likelihood of approval of the settlement is probable, we cannot predict with certainty the outcome of the litigation, and if the settlement is not finally approved by the Court, we believe that we have meritorious defenses to the claims in the operative complaint.
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
On September 26, 2014, the Delaware Court of Chancery held a settlement hearing to determine, among other things, whether the proposed settlement is fair, reasonable, and adequate to the class. Following the hearing, the Delaware Court issued a final order and judgment that, among other things, (a) determined that the defendants had complied with the notice requirements under Delaware Court of Chancery Rule 23; (b) certified a non-opt-out class action pursuant to Delaware Court of Chancery Rules 23(a) and 23(b)(1) and (b)(2); (c) found the proposed settlement to be fair, reasonable and adequate and in the best interests of the class, and approved it pursuant to Delaware Court of Chancery Rule 23(e); (d) released the defendants from any claims that were brought, or could have been brought, by the plaintiffs in the Delaware or New York shareholder actions as well as from claims that could have been brought by the shareholders who sent demand letters to the Company described in the previous section; and (e) granted an award of attorneys’ fees, costs and expenses to attorneys for plaintiffs in the Delaware and New York shareholder actions in the amount of $425,000. Pursuant to the order and final judgment, the Delaware shareholder action was dismissed with prejudice.
As contemplated by the settlement, on October 9, 2014, the plaintiff in the New York shareholder action filed a Stipulation of Discontinuance with Prejudice. In addition, on September 2, 2014, the plaintiffs in the New Jersey shareholder actions filed a Notice of Voluntary Dismissal with Prejudice in the New Jersey Court.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its business activities. The Company is currently the subject of various regulatory reviews and investigations by both U.S. and foreign regulators and SROs, including the SEC, FINRA, FCA and the AMF. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action.
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
Lease and Contract Obligations
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At December 31, 2014, the obligations have a weighted-average interest rate of 3.52% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at December 31, 2014 consist of (in thousands):

Minimum Payments
2015	$4,223
2016	2,126
2017	620
Total	$6,969
The total interest expense related to capital leases for the years ended December 31, 2014, and 2013 included in the Consolidated Statements Operations is as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Interest expense - Capital leases	$370	$700	$1,376
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $19.7 million and $16.0 million for the years ended December 31, 2014 and 2013, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company leases certain computer and other equipment under noncancelable operating leases. As of December 31, 2014, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Year ending December 31, 2015	$28,224	$4,056	$24,168
Year ending December 31, 2016	27,762	3,488	24,274
Year ending December 31, 2017	26,211	2,983	23,228
Year ending December 31, 2018	25,354	2,667	22,687
Year ending December 31, 2019	23,316	2,389	20,927
Thereafter through December 31, 2027	64,441	10,244	54,197
Total	$195,308	$25,827	$169,481
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At December 31, 2014, the Company had provided letters of credit for $11.6 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading joint venture. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases. At December 31, 2014, the Company had $9.2 million in compensation guarantees payable through December 31, 2015. There were no compensation guarantees at December 31, 2013.
23.    Net capital requirements
The Company's U.S. registered broker dealer is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. In 2014, the Company's U.S. registered broker dealer was in compliance with its capital adequacy requirements.
The following table sets forth the net capital levels and requirements for the Company’s U.S. registered broker dealer subsidiary at December 31, 2014 as filed in its regulatory filings (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$285,231	$1,000	$284,231
The Company's U.K. registered broker dealers are subject to certain financial resource requirements of Financial Conduct Authority ("FCA") while the Company's Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for the following foreign regulated broker dealers at December 31, 2014 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$187,940	$124,577	$63,363
GETCO Europe Limited	7,254	1,759	5,495
The businesses of GETCO Europe Limited were combined into KCG Europe Limited in the second quarter of 2014 but the legal entity itself has not officially dissolved. The consolidation of the Company's U.K. broker dealers allowed for the release of approximately $45.0 million in excess capital during year ended December 31, 2014. The Company is in the process of withdrawing GETCO Europe Limited's membership with the FCA.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

24. Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
As a market maker in global equities, fixed income, futures, options, commodities and currencies, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity and option securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.
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
25. Business Segments
As of December 31, 2014, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities DMM on the NYSE and NYSE Amex. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the AIM of the London Stock Exchange.
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, foreign exchange, and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions that are executed within this segment; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) an institutional spot foreign exchange ECN; (iv) a fixed income ECN that also offers trading applications; and (v) an ATS for global equities.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2014:
Revenues	$901,152	$345,710	$69,369	$1,316,232
Pre-tax earnings	146,713	11,056	(72,582)	85,187
Total assets	4,401,021	786,734	1,642,899	6,830,654
For the year ended December 31, 2013:
Revenues	$688,197	$197,765	$141,374	$1,027,336
Pre-tax earnings	103,612	(25,794)	(52,842)	24,978
Total assets	3,939,965	1,106,448	1,950,591	6,997,004
For the year ended December 31, 2012:
Revenues	$495,427	$36,211	$19,596	$551,234
Pre-tax earnings	34,887	(7,330)	(1,130)	26,427
Total assets	1,408,516	33,623	245,397	1,687,536
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and will only be reported prospectively, and will not be reflected in financial results prior to January 1, 2014. For the year ended December 31, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $24.7 million and $7.1 million, respectively.
Included in total assets within Global Execution Services at December 31, 2014 is $40.5 million related to KCG Hotspot. As noted in Footnote 4 "Discontinued Operations & Assets and Liabilities Held for Sale", such assets are included as Assets held for sale at December 31, 2014. See Footnote 27 "Subsequent Event"
The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2014:
Revenues	$1,127,088	$189,144	$1,316,232
For the year ended December 31, 2013:
Revenues	$834,410	$192,926	$1,027,336
For the year ended December 31, 2012:
Revenues	$340,117	$211,117	$551,234

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

26.     Condensed Financial Statements of KCG Holdings, Inc. (parent only)
Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition
KCG Holdings, Inc. (parent only)

	December 31,
	2014	2013
	(in thousands)
Assets
Cash and cash equivalents	$302,700	$253,017
Receivable from subsidiaries	21,851	60,460
Investments in subsidiaries	1,122,254	1,359,779
Income taxes receivable	13,999	90
Deferred tax asset, net	137,009	143,028
Subordinated loans to subsidiaries	280,000	250,000
Other assets	19,397	21,182
Total assets	$1,897,210	$2,087,556
Liabilities and equity
Liabilities
Accrued compensation expense	$13,208	$—
Payable to subsidiaries	42,478	25,705
Accrued expenses and other liabilities	13,947	12,314
Debt	305,000	540,000
Total liabilities	374,633	578,019
Total equity	1,522,577	1,509,537
Total liabilities and equity	$1,897,210	$2,087,556

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Operations
KCG Holdings, Inc. (parent only)

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Investment income and other, net	$3,415	$3,717	$5,981
Total revenues	3,415	3,717	5,981
Expenses
Employee compensation and benefits	50,256	31,970	(12,251)
Interest	11,939	28,476	1,195
Depreciation and amortization	—	698	1,395
Professional fees	9,211	30,488	4,997
Business development	3,625	—	—
Other	25,460	29,829	1,493
Total expenses	100,491	121,461	(3,171)
(Loss) income before income taxes and equity in earnings of subsidiaries	(97,076)	(117,744)	9,152
Income tax benefit	(35,972)	(120,761)	—
Income (loss) before equity in earnings of subsidiaries	(61,104)	3,017	9,152
Equity in earnings of subsidiaries	122,206	123,155	6,999
Net income	$61,102	$126,172	$16,151

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Cash Flows
KCG Holdings, Inc. (parent only)

	For the year ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$61,102	$126,172	$16,151
Adjustments to reconcile net income to net cash used in operating activities
Equity in earnings of subsidiaries	(122,206)	(123,155)	(6,999)
Writedown and amortization of debt issuance costs	12,548	16,931	52
Amortization of intangibles	—	698	1,395
Stock-based compensation	16,997	—	—
Decrease (increase) in operating assets
Subordinated loan receivable	(30,000)	(250,000)	—
Receivable from subsidiaries	38,609	(67,523)	(97,375)
Deferred tax asset	(13,909)	(144,109)	—
Income taxes receivable	6,019	(90)	—
Other assets	(10,763)	(15,351)	31,031
(Decrease) increase in operating liabilities
Payable to subsidiaries	16,773	(2,024)	11,756
Accrued compensation expense	8,839	—	—
Accrued expenses and other liabilities	1,633	59,561	5,106
Net cash used in operating activities	(14,358)	(398,890)	(38,883)
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	—	509,133	—
Cash received from sale of Urban Financial of America, LLC	—	85,406	—
Dividends received from subsidiaries	807,715	646,425	161,606
Capital contributions to subsidiaries	(397,089)	(238,909)	(70,794)
Net cash provided by investing activities	410,626	1,002,055	90,812
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	—	535,000	—
Partial repayment of Credit Agreement	(235,000)	(300,000)	—
Proceeds from issuance of Senior Secured Notes	—	305,000	—
Repayment of notes payable	—	(15,000)	—
Payment of debt issuance costs	—	(34,592)	—
Issuance of equity to General Atlantic	—	55,000	—
Payment to former Knight Capital Group, Inc. stockholders	—	(720,000)	—
Repayment of Knight Convertible Notes	—	(257,741)	—
Funding of collateral account for Knight Convertible Notes	—	(117,259)	—
Payment out of collateral account for Knight Convertible Notes	—	117,259	—
Proceeds from stock issuance	—	—	12,320
Member distributions	—	(21,002)	(62,234)
Cost of common stock repurchased	(111,585)	(11,324)	—
Net cash used in financing activities	(346,585)	(464,659)	(49,914)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Increase in cash and cash equivalents	49,683	138,506	2,015
Cash and cash equivalents at beginning of period	253,017	114,511	112,496
Cash and cash equivalents at end of period	$302,700	$253,017	$114,511
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,426	$26,239	$1,116
Cash paid for income taxes	$15,456	$365	$—

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
The Statements of Operations and Cash Flows included in this footnote for the year ended December 31, 2013 include the combined financial results and cash flows for GETCO Holding Company, LLC for the six month period January 1, 2013 to June 30, 2013 and for KCG Holdings, Inc. for the six month period July 1, 2013 to December 31, 2013. These combined Statements of Operations and Cash Flows were presented for comparability to the prior year, 2012.
27. Subsequent Event
The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued. The Company did not note any subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements except for the following.
In January 2015, the Company announced the sale of KCG Hotspot to BATS. Under the terms of the agreement, the Company will receive $365.0 million in cash upon the close. In addition, the Company and BATS have agreed to share certain tax benefits, which could result in further payments to the Company of up to approximately $70.0 million in the three-year period following the close.
The transaction, which is subject to customary closing conditions, is expected to close in March 2015. The Company does not believe that this sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore KCG Hotspot does not meet the requirements to be treated as a discontinued operation.
The sale of KCG Hotspot is structured as an asset sale for income tax purposes and BATS and KCG have agreed to share certain related tax benefits that potentially accrue to BATS after the closing of the transaction. KCG will share in 70% of the actual tax benefits to BATS for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50.0 million, which BATS has the right to exercise after KCG’s option expires. However, the receipt of the Annual Tax Benefits by KCG is subject to BATS having sufficient net income to receive the tax benefits. BATS’s net income could decrease due to numerous factors, which are outside of the control of KCG. In addition, any decrease in the corporate tax rates applicable to BATS could reduce the size or certainty of the Annual Tax Benefits.
In addition, KCG will not be entitled to the Annual Tax Benefits in the first three years if, during the five month period beginning on January 27, 2015 (subject to extension in limited cases) (the “Measurement Period”), the average daily notional FX trading volume on KCG Hotspot for any 60 trading day rolling period is less than or equal to a threshold set at 70% of the average daily notional FX trading volume on KCG Hotspot for the month with the lowest trading volume over the last two calendar years (the “Trigger Event”) and, after the Trigger Event but during the Measurement Period, the average daily notional FX trading volume on Hotspot for any 15 trading day rolling period is not 80% or more of the average daily notional FX trading volume on Hotspot for the 2014 calendar year and no subsequent Trigger Event occurs during the Measurement Period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, KCG's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. Management's annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
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
In January 2015, KCG Holdings, Inc. (the “Company” or “KCG”) announced the sale of KCG Hotspot to BATS Global Markets (“BATS”). Under the terms of the agreement, the Company will receive $365.0 million in cash upon the close, subject to customary adjustments, including for working capital. In addition, the Company and BATS have agreed to share certain tax benefits, which could result in further payments to the Company of up to approximately $70.0 million in the three-year period following the close (together with the $365.0 million, "Purchase Price").
The transaction, which is subject to customary closing conditions, is expected to close in March 2015. The Company does not believe that this sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore KCG Hotspot does not meet the requirements to be treated as a discontinued operation, however it will trigger a significant disposition, as defined by SEC guidance, requiring pro forma disclosure. As such, the Company has set forth the following unaudited pro forma condensed consolidated financial statements (the “Unaudited Pro Forma Financial Statements”) to show the impact of the sale of KCG Hotspot.
The unaudited pro forma condensed consolidated statement of financial condition (the “Unaudited Pro Forma Balance Sheet”) at December 31, 2014 gives effect to the sale of KCG Hotspot, including: (i) the sale of the assets and liabilities directly related to KCG Hotspot and (ii) the proceeds and expenses directly related to the sale and such other adjustments as described in the notes below as if the sale occurred on December 31, 2014.
The unaudited pro forma condensed consolidated statement of operations (the “Unaudited Pro Forma Income Statement”) for year ended December 31, 2014 gives effect to the sale as if it had occurred on January 1, 2014, and reflects pro forma adjustments that are expected to have a continuing impact on the results of operations.
The Unaudited Pro Forma Financial Statements have been prepared by management for illustrative purposes only and do not purport to represent what the results of operations, balance sheet data or other financial information of KCG would have been if the sale had occurred as of the dates indicated or what such results will be for any future periods. The pro forma adjustments are based on the assumptions and information available at the time of the preparation of this Form 10-K. The historical financial information has been adjusted to give effect to pro forma events that are: (1) directly attributable to the sale; (2) factually supportable; and (3) with respect to the Unaudited Pro Forma Income Statement, expected to have a continuing impact on the results of KCG. As such, the Unaudited Pro Forma Income Statement for the year ended December 31, 2014 presented herein does not reflect non-recurring charges that will be or have been incurred in connection with the sale. The Unaudited Pro Forma Income Statement also does not reflect any cost savings from potential operating efficiencies or associated costs to achieve such savings or synergies that may result from the sale nor does it include any costs associated with severance or other potential additional costs resulting from the sale, as they are currently not known, and to the extent they arise, they are expected to be non-recurring and will not have been incurred as of the closing date of the sale. However, such costs could affect the Company following the sale in the period the costs are incurred. The Unaudited Pro Forma Financial Statements assumes there is no adjustment made at closing to the Purchase Price.
Overview
The sale of KCG Hotspot is structured as an asset sale for income tax purposes and BATS and KCG have agreed to share certain related tax benefits that potentially accrue to BATS after the closing of the transaction. KCG will share in 70% of the actual tax benefits to BATS for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50 million, which BATS has the right to exercise after KCG’s option expires. However, the receipt of the Annual Tax Benefits by KCG is subject to BATS having sufficient net income to receive the tax benefits. BATS’s net income could decrease due to numerous factors, which are outside of the control of KCG. In addition, any decrease in the corporate tax rates applicable to BATS could reduce the size or certainty of the Annual Tax Benefits.

In addition, KCG will not be entitled to the Annual Tax Benefits in the first three years if, during the five month period beginning on January 27, 2015 (subject to extension in limited cases) (the “Measurement Period”), the average daily notional FX trading volume on KCG Hotspot for any 60 trading day rolling period is less than or equal to a threshold set at 70% of the average daily notional FX trading volume on KCG Hotspot for the month with the lowest trading volume over the last two calendar years (the “Trigger Event”) and, after the Trigger Event but during the Measurement Period, the average daily notional FX trading volume on Hotspot for any 15 trading day rolling period is not 80% or more of the average daily notional FX trading volume on Hotspot for the 2014 calendar year and no subsequent Trigger Event occurs during the Measurement Period.
KCG HOLDINGS, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2014
(in thousands)

	KCG	Probable Sale of KCG Hotspot		KCG Pro Forma
Assets
Cash and cash equivalents	$578,768	$365,000	b	$943,768
Cash and cash equivalents segregated under federal and other regulations	3,361			3,361
Financial instruments owned, at fair value	2,707,371			2,707,371
Collateralized agreements:
Securities borrowed	1,632,062			1,632,062
Receivable from brokers, dealers and clearing organizations	1,188,833			1,188,833
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	134,051			134,051
Investments	100,726			100,726
Goodwill and Intangible assets, less accumulated amortization	152,594			152,594
Deferred tax asset, net	154,759	18,138	c,d	172,897
Assets of business held for sale	40,484	(40,484)	a	—
Other assets	137,645	53,486	b	191,131
Total assets	$6,830,654	$396,140		$7,226,794
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:	$2,285,707			2,285,707
Collateralized financings:
Securities loaned	707,744			707,744
Financial instruments sold under agreements to repurchase	933,576			933,576
Total collateralized financings	1,641,320	—		1,641,320
Payable to brokers, dealers and clearing organizations	676,089			676,089
Payable to customers	22,110			22,110
Accrued compensation expense	114,559	3,987	c	118,546
Accrued expenses and other liabilities	136,977	164,837	c,d	301,814
Capital lease obligations	6,700			6,700
Liabilities of business held for sale	2,356	(2,356)	a	—
Debt	422,259			422,259
Total liabilities	5,308,077	166,468		5,474,545
Equity
Class A Common Stock	1,275	(2)	c	1,273
Additional paid-in capital	1,369,298	(1,406)	c	1,367,892
Retained earnings	272,780	231,080	c	503,860
Treasury stock, at cost	(122,909)			(122,909)
Accumulated other comprehensive income	2,133			2,133
Total equity	1,522,577	229,672		1,752,249
Total liabilities and equity	$6,830,654	$396,140		$7,226,794
The accompanying notes are an integral part of these Unaudited Pro Forma Financial Statements

KCG HOLDINGS, INC.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(dollars and shares/units in thousands, except per share data)

	KCG	Proposed Sale of KCG Hotspot		KCG Pro Forma

Revenues
Trading revenues, net	$837,357	$—		$837,357
Commissions and fees	437,022	45,938		391,084
Interest, net	621	9		612
Investment income and other, net	41,232	441		40,791
Total revenues	1,316,232	46,388	e	1,269,844
Expenses
Employee compensation and benefits	437,269	16,050		421,219
Execution and clearance fees	305,177	—		305,177
Communications and data processing	150,595	823		149,772
Depreciation and amortization	81,448	6,175		75,273
Payments for order flow	70,183	—		70,183
Occupancy and equipment rentals	32,707	769		31,938
Debt interest expense	32,456	—		32,456
Collateralized financing interest	27,860	—		27,860
Professional fees	25,596	138		25,458
Business development	9,763	777		8,986
Writedown of assets and lease loss accrual, net	8,625	—		8,625
Writedown of capitalized debt costs	9,552	—		9,552
Other	39,814	337		39,477
Total expenses	1,231,045	25,069	e	1,205,976
Income from continuing operations before income taxes	85,187	21,319	e	63,868
Income tax expense	22,753	8,101	f	14,652
Income from continuing operations, net of tax	62,434	13,218		49,216
Basic earnings per share from continuing operations	$0.55			$0.44
Diluted earnings per share from continuing operations	$0.54			$0.42
Shares used in computation of basic earnings (loss) per share	112,854	—		112,854
Shares used in computation of diluted earnings (loss) per share	116,534	665	g	115,869
The accompanying notes are an integral part of these Unaudited Pro Forma Financial Statements
Notes to the Unaudited Pro Forma Financial Statements
The Unaudited Pro Forma Financial Statements include certain pro forma adjustments to give effect to the sale of KCG Hotspot. The pro forma adjustments are as follows:
Unaudited Pro Forma Balance Sheet:

a)
In January 2015, the Company agreed to sell KCG Hotspot to BATS. The transaction is expected to close in March 2015. As a result, for the purposes of the Unaudited Pro Forma Financial Statements, all assets and liabilities pertaining to KCG Hotspot have been eliminated from the Unaudited Pro Forma Balance Sheet. Completion of the sale is subject to customary closing conditions.

b)	The Unaudited Pro Forma Balance Sheet reflects the expected proceeds on the transaction, including cash upon close of $365.0 million.
Additionally, included in Other assets is a receivable of $53.5 million representing the estimated fair value, as of December 31, 2014, of the Annual Tax Benefits to be paid to KCG for the first three years plus the one time $50.0 million payment in year 3 (together, the "tax sharing benefits"). The Company has elected the fair value option to account for the tax sharing benefits. Fair value was determined based on the day one values of the future cash flows, using a discount rate that takes into account assumptions such as the risk free interest rate and the Company's cost of capital as well as the estimated probability of receiving such payments.

c)
The sale of KCG Hotspot will result in a gain for the Company. This gain is the difference between the fair value of the total proceeds to be received less any anticipated costs directly related to the transaction. This result will then be compared to the book value of KCG Hotspot to determine the pre-tax gain. The tax payable on the transaction, included in Accrued expenses and other liabilities, is calculated using a 38% tax rate. The following table summarizes this calculation (in $ thousands):

Proceeds on sale	$365,000
Present value of tax sharing benefits	53,486
418,486

Carrying value of Hotspot Net Assets	38,128

Compensation due to KCG Hotspot employees on close(i)	2,579
Professional fees	5,068
Total expenses	7,647

Pre-tax gain	372,711

Income tax at 38%	141,630
Post-tax gain	$231,081
(i) Compensation due to KCG Hotspot employees includes cash payments to be made of $4.0 million, offset in part by a benefit of $1.4 million from the cancellation of approximately 240,000 restricted stock units, included in Class A Common Stock and Additional Paid-In Capital.

d)
The transaction is structured as an asset sale for income tax purposes, and there is a difference between the book basis of the assets and the tax basis of such assets. This basis differential, along with differences in how and when taxes are recorded and paid on the tax sharing benefits result in an increase to the deferred tax asset and current tax payable amounts (included within Accrued expenses and other liabilities) of $18.1 million and $159.8 million, respectively.

A summary of the balances that make up the pro forma adjustment to Accrued expenses and other liabilities is included in the table below:

Professional Fees	$5,068
Income tax payable on gain on sale	159,768
Total	$164,836
Unaudited Pro Forma Income Statement

e)
As a result of the proposed sale, for the purposes of the Unaudited Pro Forma Financial Statements, all revenues and expenses directly pertaining to KCG Hotspot have been eliminated from the Unaudited Pro Forma Income Statement. Completion of the sale is subject to customary closing conditions.

f)	Estimated tax rate of 38% on the pre-tax results of KCG Hotspot for the year ended December 31, 2014 approximates a 35% federal rate and a 3% state and local blended rate.

g)
The Unaudited Pro Forma Income Statement assumes the transaction occurred on January 1, 2014. Therefore, the 665,000 restricted share units (“RSUs”) held by KCG Hotspot employees at January 1, 2014, would have been canceled on that date, thus decreasing the weighted average shares outstanding for 2014.

PART III—ITEMS 10, 11, 12, 13 and 14
The Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14)

PART IV

Item 15.	Exhibits and Financial Statements Schedules
(a)    The following documents are filed as part of this report:
Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”
(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

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

2.3
Securities Purchase Agreement, dated January 27, 2015, between Knight Capital Group, Inc. and BATS Global Markets, Inc. - Incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K Current Report filed on January 29, 2015.

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

4.13
First Amendment to Registration Rights Agreement, dated May 30, 2014, by KCG Holdings Inc. - Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed on June 2, 2014

4.14
Indenture (the “Original Convertible Notes Indenture”), dated March 19, 2010, between Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas in connection with that certain 3.50% cash convertible senior subordinated notes due 2015 in the aggregate principal amount of $375,000,000 - Incorporated herein by reference to Exhibit 4.1 of Knight Capital Group, Inc.’s Form 8-K filed on March 19, 2010.

4.15
First Supplemental Indenture, dated July 1, 2013, by and among KCG Holdings, Inc., Knight Capital Group, Inc. and The Bank of New York Mellon, as successor in interest to Deutsche Bank Trust Company Americas, amending the Original Convertible Notes Indenture - Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 2, 2013.

10.1	Employment Agreement between the Company and Daniel Coleman - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

10.2	Form of Employment Agreement - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 9, 2013.

10.3	Term Schedule to Employment Agreement between the Company and Steven Bisgay- Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.4	Term Schedule to Employment Agreement between the Company and John DiBacco - Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.5	Term Schedule to Employment Agreement between the Company and John McCarthy - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.6	Term Schedule to Employment Agreement between the Company and Nick Ogurtsov - Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.7
Revised Term Schedule to Employment Agreement between the Company and Jonathan Ross - Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report filed November 12, 2013.

10.8	Revised Term Schedule to Employment Agreement between the Company and George Sohos - Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.9	Term Schedule to Employment Agreement between the Company and Ryan Primmer - Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.10	Term Schedule to Employment Agreement between the Company and Gregory Tusar - Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.11	Term Schedule to Employment Agreement between the Company and Steffan Parratt - Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K Current Report filed January 6, 2015.

10.12*	Employment Agreement, dated March 19, 2014, between KCG Europe Limited and Philip Allison.

10.13	KCG Holdings, Inc. Amended and Restated Equity Incentive Plan - Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q Quarterly Report filed on May 12, 2014.

10.14	KCG Holdings, Inc. Amended and Restated Executive Incentive Plan - Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

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

10.18	KCG Holdings, Inc. Compensation Recoupment Policy- Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.19
Amended and Restated Aircraft Timeshare Agreement, dated as of April 17, 2014, by and between KCG Holdings, Inc. and Redmont Holdings LLC - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report filed on May 12, 2014.

10.2
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

10.21
First Amendment and Consent to Credit Agreement, dated as of October 15, 2013, by and among the Company, the Guarantors, the lenders party thereto and the Credit Agreement Agent - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2013.

10.22
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

10.23
First Amendment to Credit Agreement, dated October 24, 2013, by and among OCTEG, LLC and Knight Capital Americas LLC, as borrowers, KCG Holdings, Inc., as guarantor, the lenders from time to time party thereto and BMO Harris Bank N.A., as administrative agent - Incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.24
Master Agreement to Lease Equipment, dated as of October 30, 2009, between Global Colocation Services LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.25
Guaranty of GETCO Holding Company, LLC under the Master Agreement to Lease Equipment, dated as of October 30, 2009 - Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.26
Master Agreement to Lease Equipment, dated as of March 10, 2014, between KCG Americas LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.27
Amendment No. 1 to Master Agreement to Lease Equipment, dated as of March 10, 2014, between KCG Americas LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.3 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.28
Guaranty of KCG Holdings, Inc. under the Master Agreement to Lease Equipment, dated as of March 13, 2014 - Incorporated herein by reference to Exhibit 10.4 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.29
U.S. Securities and Exchange Commission Order against Knight Capital Americas LLC, dated October 16, 2013 - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2013.

10.30
Advisory Services and Separation Agreement, dated as of November 6, 2014, by and between KCG Holdings, Inc. and Steven Bisgay - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 12, 2014.

10.31	Letter dated September 15, 2014, from KCG Holdings, Inc. to Sean Galvin - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 15, 2014.

21.1*	Subsidiaries of the Registrant as of December 31, 2013.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2015.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Coleman and Steffen Parratt, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ DANIEL COLEMAN	Chief Executive Officer	March 2, 2015
Daniel Coleman	(Principal Executive Officer)

/s/ STEFFEN PARRATT	Chief Financial Officer	March 2, 2015
Steffen Parratt	(Principal Financial Officer)

/s/ SEAN P. GALVIN	Chief Accounting Officer	March 2, 2015
Sean P. Galvin	(Principal Accounting Officer)

/s/ CHARLES E. HALDEMAN JR.	Non-Executive Chairman of the Board	March 2, 2015
Charles E. Haldeman, Jr.

/s/ RENE KERN	Director	March 2, 2015
Rene Kern

/s/ JAMES T. MILDE	Director	March 2, 2015
James T. Milde

/s/ JOHN C. MORRIS	Director	March 2, 2015
John C. Morris

/s/ DANIEL F. SCHMITT	Director	March 2, 2015
Daniel F. Schmitt

/s/ STEPHEN SCHULER	Director	March 2, 2015
Stephen Schuler

/s/ LAURIE M. SHAHON	Director	March 2, 2015
Laurie M. Shahon

/s/ DANIEL TIERNEY	Director	March 2, 2015
Daniel Tierney