Form 10-Q
period 2015-03-31
KCG Holdings, Inc.
filed 2015-05-11
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest predictable date:
At May 7, 2015, the number of shares outstanding of the Registrant’s Class A Common Stock was 117,941,352 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2015

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$208,795	$258,297
Commissions and fees	99,961	112,257
Interest, net	(23)	948
Investment income and other, net	387,423	12,155
Total revenues	696,156	383,657
Expenses
Employee compensation and benefits	106,718	122,319
Execution and clearance fees	68,473	75,501
Communications and data processing	33,764	36,796
Depreciation and amortization	20,615	20,103
Payments for order flow	15,221	22,032
Professional fees	11,181	5,402
Debt interest expense	8,463	9,524
Collateralized financing interest	8,456	6,162
Occupancy and equipment rentals	7,340	8,285
Business development	1,857	1,683
Lease loss accrual, net	132	266
Writedown of capitalized debt costs	—	7,557
Other	7,808	8,643
Total expenses	290,028	324,273
Income from continuing operations before income taxes	406,128	59,384
Income tax expense	156,827	22,467
Income from continuing operations, net of tax	249,301	36,917
Loss from discontinued operations, net of tax	—	(1,253)
Net income	$249,301	$35,664
Basic earnings per share from continuing operations	$2.25	$0.32
Diluted earnings per share from continuing operations	$2.19	$0.31
Basic loss per share from discontinued operations	$—	$(0.01)
Diluted loss per share from discontinued operations	$—	$(0.01)
Basic earnings per share	$2.25	$0.31
Diluted earnings per share	$2.19	$0.30
Shares used in computation of basic earnings (loss) per share	110,782	115,569
Shares used in computation of diluted earnings (loss) per share	113,615	117,898

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2015	2014
	(In thousands)
Net income	$249,301	$35,664
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	188	(137)
Cumulative translation adjustment, net of tax	(623)	201
Comprehensive income	$248,866	$35,728

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets	(In thousands)
Cash and cash equivalents	$990,542	$578,768
Cash and cash equivalents segregated under federal and other regulations	3,000	3,361
Funds held in escrow	330,163	—
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $506,532 at March 31, 2015 and $536,124 at December 31, 2014:
Equities	2,366,225	2,479,910
Listed options	87,412	144,586
Debt securities	187,314	82,815
Other financial instruments	—	60
Total financial instruments owned, at fair value	2,640,951	2,707,371
Collateralized agreements:
Securities borrowed	1,685,850	1,632,062
Receivable from brokers, dealers and clearing organizations	918,506	1,188,833
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	129,171	134,051
Investments	105,624	100,726
Goodwill and Intangible assets, less accumulated amortization	146,539	152,594
Deferred tax asset, net	164,298	154,759
Assets of business held for sale	—	40,484
Other assets	217,407	137,645
Total assets	$7,332,051	$6,830,654
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,950,860	$2,069,342
Listed options	78,427	115,362
Debt securities	112,763	101,003
Other financial instruments	234	—
Total financial instruments sold, not yet purchased, at fair value	2,142,284	2,285,707
Collateralized financings:
Securities loaned	792,887	707,744
Financial instruments sold under agreements to repurchase	905,567	933,576
Total collateralized financings	1,698,454	1,641,320
Payable to brokers, dealers and clearing organizations	538,843	676,089
Payable to customers	12,126	22,110
Accrued compensation expense	41,831	114,559
Accrued expenses and other liabilities	161,850	136,977
Income taxes payable	148,481	—
Capital lease obligations	5,080	6,700
Liabilities of business held for sale	—	2,356
Debt	799,847	422,259
Total liabilities	5,548,796	5,308,077
Equity
Class A Common Stock
Shares authorized: 1,000,000 at March 31, 2015 and December 31, 2014; Shares issued: 129,572 at March 31, 2015 and 127,508 at December 31, 2014; Shares outstanding: 118,091 at March 31, 2015 and 116,860 at December 31, 2014	1,296	1,275
Additional paid-in capital	1,391,368	1,369,298
Retained earnings	522,081	272,780
Treasury stock, at cost; 11,481 shares at March 31, 2015 and 10,649 shares at December 31, 2014	(133,188)	(122,909)
Accumulated other comprehensive income	1,698	2,133
Total equity	1,783,255	1,522,577
Total liabilities and equity	$7,332,051	$6,830,654

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2015
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2014	127,508	$1,275	$1,369,298	$272,780	(10,649)	$(122,909)	$2,133	$1,522,577
KCG Class A Common Stock repurchased	—	—	—	—	(832)	(10,279)	—	(10,279)
Stock-based compensation	2,064	21	22,070	—	—	—	—	22,091
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	188	188
Cumulative translation adjustment, net	—	—	—	—	—	—	(623)	(623)
Net income	—	—	—	249,301	—	—	—	249,301
Balance, March 31, 2015	129,572	$1,296	$1,391,368	$522,081	(11,481)	$(133,188)	$1,698	$1,783,255

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities	(In thousands)
Net income	$249,301	$35,664
Loss from discontinued operations, net of tax	—	(1,253)
Income from continuing operations, net of tax	249,301	36,917
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by operating activities
Realized gain from sale of KCG Hotspot	(385,026)	—
Depreciation and amortization	20,615	20,103
Deferred taxes	(9,539)	—
Stock and unit-based compensation	15,421	17,025
Writedown and amortization of debt offering costs	934	8,766
Lease loss accrual, net	132	266
Unrealized gain on investments	(2,460)	(12,738)
Deferred rent	(4)	(68)
Operating activities from discontinued operations	—	(1,253)
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	361	(25,754)
Financial instruments owned, at fair value	66,420	132,500
Securities borrowed	(53,788)	(9,663)
Receivable from brokers, dealers and clearing organizations	270,328	(215,609)
Other assets	(5,011)	9,485
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(143,422)	(83,434)
Securities loaned	85,143	(8,283)
Financial instruments sold under agreements to repurchase	(28,009)	224,035
Payable to brokers, dealers and clearing organizations	(137,247)	43,472
Payable to customers	(9,984)	71,078
Accrued compensation expense	(67,071)	(86,388)
Accrued expenses and other liabilities	(1,133)	12,141
Income taxes payable	148,481	—
Net cash provided by operating activities	14,442	132,598
Cash flows from investing activities
Cash received from sale of KCG Hotspot, net of cash provided	358,445	—
Proceeds and distributions from investments	2,013	42,365
Purchases of fixed assets and leasehold improvements	(6,824)	(5,816)
Capitalized software development costs	(2,668)	(2,321)
Purchases of investments	(2,328)	(582)
Net cash provided by investing activities	348,638	33,646
Cash flows from financing activities
Partial repayment of Credit Agreement	—	(185,000)
Proceeds from issuance of 6.875% Senior Secured Notes, net	494,810	—
Repayment of Convertible Notes	(117,259)	—
Funding of collateral account for 8.25% Senior Secured Notes	(305,000)	—
Borrowings under capital lease obligations	—	4,310
Payment of debt issuance costs	(11,335)	—
Principal payments on capital lease obligations	(1,620)	(4,248)
Cost of common stock repurchased	(10,279)	(4,555)
Net cash provided by (used in) financing activities	49,317	(189,493)
Effect of exchange rate changes on cash and cash equivalents	(623)	64
Increase (decrease) in cash and cash equivalents	411,774	(23,185)
Cash and cash equivalents at beginning of period	578,768	674,281
Cash and cash equivalents at end of period	$990,542	$651,096
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,637	$13,577
Cash paid for income taxes	$564	$793
Non-cash investing activities	$1,927	$—

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
KCG was formed as a result of a strategic business combination (the “Mergers”) of Knight Capital Group, Inc.(“Knight”) and GETCO Holding Company, LLC (“GETCO”) in July 2013.
As of March 31, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions that are executed within this segment; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communications network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.
Corporate and Other
The Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments.
Sales of Businesses
Management from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business.
In November 2013, KCG sold Urban Financial of America, LLC, (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight to an investor group.
In November 2014, KCG sold certain assets and liabilities related to its Futures Commission Merchant (“FCM”) business to Wedbush Securities Inc.
In March 2015, the Company sold KCG Hotspot, the Company's spot institutional foreign exchange ECN, to BATS Global Markets, Inc. ("BATS").

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

See Footnote 3 "Sales of Businesses".
2. Significant Accounting Policies
Basis of consolidation and form of presentation
The Consolidated Financial Statements, prepared in conformity with generally accepted accounting principles ("GAAP"), include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and have no effect on previously reported Consolidated Net income.
Change in accounting principle
As discussed in Footnote 9 "Investments", as a result of the merger of BATS and Direct Edge Holdings LLC ("Direct Edge") in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method.
During the first quarter of 2014, the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income and other, net in the Consolidated Statement of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their respective earnings of $6.6 million.
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
Commissions, which primarily includes commission equivalents earned on institutional client orders and related expenses are also recorded on a trade date basis. In 2014, commissions earned by the Company’s former FCM, which was sold in November 2014, were recorded net of any commissions paid to independent brokers and recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended March 31,
	2015	2014
Interest Income	$3,771	$3,351
Interest Expense	(3,794)	(2,403)
Interest, net	$(23)	$948
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Dividend Income	$16,743	$9,783
Dividend Expense	$(10,253)	$(7,575)
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
Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 5 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Investments
Investments primarily comprise strategic noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used when the Company has significant influence. Strategic investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence on operating and financial policies of the investee. Strategic investments that are publicly traded are held at fair value and classified as available for sale securities on the Consolidated Statements of Financial Condition.
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
Goodwill and intangible assets
The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies that the carrying amounts may not be recoverable. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service. The Company amortizes intangible assets with a finite life on a straight line basis over their estimated useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable.
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
Assets and liabilities of the Indian subsidiary are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax on the Consolidated Statements of Comprehensive Income.
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2015 and 2014, the Company recorded losses of $0.2 million and $0.8 million, respectively on foreign currency transactions.
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
Income taxes
The Company is a corporation subject to U.S. corporate income tax as well as non-U.S. income taxes in the jurisdictions in which it operates. The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Variable interest entities
A variable interest entity (“VIE”) is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity.
The Company will be considered to have a controlling financial interest and will consolidate a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Effective January 2015, the Company owns 50% of the voting shares and 50% of the equity of a joint venture (“JV”) which maintains microwave communication networks in the U.S. and Europe. The Company and its JV partner each use the microwave networks in connection with their respective trading activities, and the JV sells excess bandwidth that is not utilized by the JV members to third parties. The Company pays the JV for the communication services that it uses, and such amounts are recorded within Communications and data processing on the Consolidated Statements of Operations.
The Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JV and does not consolidate the JV. The Company records its interest in the JV under the equity method of accounting and records its investment in the JV within Investments and its amounts payable for communication services within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company records its pro-rata share of the JV’s earnings or losses within Investment income and other, net on the Consolidated Statements of Operations.
The Company’s exposure to the obligations of this VIE is generally limited to its interests in the JV, which is the carrying value of the equity investment in the JV.
The following table presents the Company’s nonconsolidated VIE at March 31, 2015 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$2,906	$727	$2,906	$8,876
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
Recently adopted accounting guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting are limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. The Company early adopted this ASU in 2014, which resulted in additional disclosures within the Company's Consolidated Financial Statements.
In June 2014, the FASB issued an ASU that amends the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales were effective for reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Other than

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

additional disclosure requirements, the adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.
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
In February 2015, the FASB issued an ASU which requires entities to evaluate whether they should consolidate certain legal entities. The ASU simplifies consolidation accounting by reducing the number of consolidation models that an entity may apply. The guidance is effective for the Company beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
3. Sales of Businesses
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in November 2013, and, as a result, the revenues and expenses of Urban's operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three months ended March 31, 2014.

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
In September 2014, KCG entered into an agreement to sell certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The transaction closed on November 30, 2014 and as such, there are no assets or liabilities related to the FCM business on the December 31, 2014 Consolidated Statement of Financial Condition. As a result of KCG’ s decision to early adopt the aforementioned ASU that amended the requirements for reporting discontinued operations, the FCM is not considered a discontinued operation, and therefore the results of the FCM’s operations for the three months ended March 31, 2014 are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations.
In October 2014, the Company announced that it began to explore strategic options for KCG Hotspot. KCG Hotspot was a single disposal group that was considered to be held-for-sale as of December 31, 2014 and, as a result, certain assets and liabilities related to KCG Hotspot were included in Assets of business held for sale and Liabilities of business held for sale on the Consolidated Statement of Financial Condition as of December 31, 2014. The Company determined that the sale of KCG Hotspot did not represent a strategic shift that will have a major effect on its operations and financial results, and therefore KCG Hotspot did not meet the requirements to be treated as a discontinued operation under the recently adopted ASU relating to discontinued operations. As such, the results of KCG Hotspot's operations are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations for all applicable periods presented, including the first quarter of 2015, through the sale date of March 13, 2015.
In March 2015, the Company completed the sale of KCG Hotspot to BATS. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. The additional potential payments were recorded in Other assets on the Consolidated Statements of Financial Condition as of March 31, 2015, at their estimated fair value of $62.1 million. A portion of these additional payments is contingent on KCG Hotspot achieving various levels of trading volumes through June 2015 and BATS generating sufficient taxable net income to receive the tax benefits. The Company recorded a gain on the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2015. The net gain on the sale of Hotspot was $373.8 million including direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the three months ended March 31, 2015.
The Company has elected the fair value option related to the $62.1 million receivable from BATS. It considers the $62.1 million receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable inputs such as projected cash flows and market discount rates.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The KCG Hotspot assets and liabilities held for sale as of December 31, 2014 are summarized as follows (in thousands):

December 31,
2014
Assets:
Fixed assets, less accumulated depreciation	$391
Intangible assets, net accumulated amortization	34,696
Other assets	5,397
Total assets of business held for sale	$40,484

Liabilities:
Accrued compensation expense	$2,298
Accrued expenses and other liabilities	58
Total liabilities of business held for sale	$2,356
4. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations relate to the Company’s regulated businesses and consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents segregated under federal or other regulations	$3,000	$3,361
Total assets segregated or held in separate accounts under federal or other regulations	$3,000	$3,361

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

5. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,366,225	$—	$—	$2,366,225
Listed options	87,412	—	—	87,412
U.S. government and Non-U.S. government obligations	118,563	—	—	118,563
Corporate debt (2)	68,751	—	—	68,751
Total Financial instruments owned, at fair value	2,640,951	—	—	2,640,951
Investment in CME Group (3)	4,738	—	—	4,738
Other investments(3)	—	1,569	—	1,569
Total assets held at fair value	$2,645,689	$1,569	$—	$2,647,258
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,950,860	$—	$—	$1,950,860
Listed options	78,427	—	—	78,427
U.S. government obligations	42,108	—	—	42,108
Corporate debt (2)	70,655	—	—	70,655
Foreign currency forward contracts	—	234	—	234
Total liabilities held at fair value	$2,142,050	$234	$—	$2,142,284

(1)	Equities of $696.3 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt securities of $16,000 have been netted by their respective long and short positions by CUSIP number

(3)	Investment in CME Group and Other investments, which primarily consist of deferred compensation investments, are included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,479,910	$—	$—	$2,479,910
Listed options	144,586	—	—	144,586
U.S. government and Non-U.S. government obligations	22,983	—	—	22,983
Corporate debt (2)	59,832	—	—	59,832
Foreign currency forward contracts	—	60	—	60
Total Financial instruments owned, at fair value	2,707,311	60	—	2,707,371
Investment in CME Group (3)	4,435	—	—	4,435
Other investments (3)	—	1,014	—	1,014
Total assets held at fair value	$2,711,746	$1,074	$—	$2,712,820
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$2,069,342	$—	$—	$2,069,342
Listed options	115,362	—	—	115,362
U.S. government obligations	18,953	—	—	18,953
Corporate debt (2)	82,050	—	—	82,050
Total liabilities held at fair value	$2,285,707	$—	$—	$2,285,707
(1) Equities of $743.1 million have been netted by their respective long and short positions by CUSIP number.
(2) Corporate debt instruments of $0.3 million have been netted by their respective long and short positions by CUSIP number.
(3) Investment in CME Group and Other investments, which primarily consist of deferred compensation investments, are included within Investments on the Consolidated Statements of Financial Condition.
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
As of March 31, 2015 and December 31, 2014 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
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
The Company’s foreign currency forward contracts, and other investments are classified within Level 2 of the fair value hierarchy.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At March 31, 2015 and December 31, 2014, the Company had a foreign currency forward contract with a notional value of 700.0 million Indian Rupees ($10.9 million U.S. dollars). This forward contract is used to hedge the Company’s investment in its Indian subsidiary. The Indian Rupee foreign currency forward contract does not qualify as a net investment hedge and any gains and losses are recorded in Investment income and other, net on the Consolidated Statements of Operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The fair value of this forward contract was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.
Other investments
Other investments primarily consist of deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
6. Derivative Financial Instruments
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
The following tables summarize the fair value and number of derivative instruments held at March 31, 2015 and December 31, 2014 and the gains and losses included in the Consolidated Statements of Operations for the periods then ended. These instruments include those classified as Financial Instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts which are reported within Receivable from or Payable to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition (fair value and gain (loss) in thousands):

		March 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$722	9,673	$1,279	10,754
Forward contracts	Financial instruments owned at fair value	—	—	234	1
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	2,250	2,208	894	3,429
Swap contracts	Receivable from brokers, dealers and clearing organizations	46	1	—	—
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	87,412	261,752	78,427	256,523
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	4,409	6,896	8,061	11,399
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	21,535	12,459	22,332	12,050
Total		$116,374	292,989	$111,227	294,156

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$1,212	8,108	$651	9,090
Forward contracts	Financial instruments owned at fair value	60	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,790	2,590	2,047	3,085
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	98	1	13	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	144,586	426,747	115,362	437,383
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	6,432	11,901	6,891	10,628
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	15,246	8,894	14,847	9,105
Total		$169,424	458,242	$139,811	469,292

		Gain (Loss) Recognized
	Financial Statements	For the three months ended March 31,
	Location	2015	2014
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$1,008	$2,842
Forward contracts	Investment income and other, net	(294)	432
Equity
Futures contracts	Trading revenues, net	2,377	8,737
Swap contracts	Trading revenues, net	329	1,282
Listed options (1)	Trading revenues, net	(13,550)	(73,876)
Fixed income
Futures contracts	Trading revenues, net	8,544	8,829
Commodity
Futures contracts	Trading revenues, net	15,435	13,570
		$13,849	$(38,184)
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$168

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

The Company has entered into and may continue to enter into International Swaps and Derivative Association, Inc (“ISDA”) master netting agreements with counterparties. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. The Company may also enter into bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.
Under the ISDA master netting agreements, the Company typically also executes credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted or paid by a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

annex. In the event of counterparty’s default, provisions of the ISDA master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.
The Company is also a party to clearing agreements with various central clearing parties. Under these arrangements, the central clearing counterparty facilitates settlement between counterparties based on the net payable owed or receivable due and, with respect to daily settlement, cash is generally only required to be deposited to the extent of the net amount. In the event of default, a net termination amount is determined based on the market values of all outstanding positions and the clearing organization or clearing member provides for the liquidation and settlement of the net termination amount among all counterparties to the open derivative contracts.
The table below provides information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of offset associated with these arrangements exist and could have had an effect on our financial position (in thousands):

March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition (3)	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$87,412	$—	$87,412	$—	$—	$87,412
Swaps	46	—	46	—	—	46
Futures	28,916	28,916	—	—	—	—
Total Assets	$116,374	$28,916	$87,458	$—	$—	$87,458
Liabilities
Listed options	$78,427	$—	$78,427	$—	$14,841	$63,586
Foreign currency forward contracts	234	—	234	—	—	234
Futures	32,566	32,566	—	—	—	—
Total Liabilities	$111,227	$32,566	$78,661	$—	$14,841	$63,820
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the Company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty's default, but which are not netted in the Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
(3) The full amount of the Liabilities related to Futures of $32.6 million has been netted against the Asset related to Futures of $28.9 million as the Company maintains margin in excess of the net liability and such margin is utilized to offset any excess liability.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$144,586	$—	$144,586	$—	$—	$144,586
Foreign currency forward contracts	60	—	60	—	—	60
Swaps	98	13	85	—	—	85
Futures	24,680	24,436	244	—	—	244
Total Assets	$169,424	$24,449	$144,975	$—	$—	$144,975
Liabilities
Listed options	$115,362	$—	$115,362	$—	$17,359	$98,003
Futures	24,436	24,436	—	—	—	—
Swaps	13	13	—	—	—	—
Total Liabilities	$139,811	$24,449	$115,362	$—	$17,359	$98,003
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty's default, but which are not netted in the Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
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

	March 31, 2015	December 31, 2014
Collateral permitted to be delivered or repledged	$1,614,177	$1,586,700
Collateral that was delivered or repledged	1,508,355	1,485,267
Collateral permitted to be further repledged by the receiving counterparty	239,757	147,696
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2015	December 31, 2014
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$506,532	$536,124
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	951,587	979,652
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
The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,685,850	$—	$1,685,850	$1,612,086	$13,355	$60,409
Receivable from brokers, dealers and clearing organizations (3)	133,935	—	133,935	133,829	—	106
Total Assets	$1,819,785	$—	$1,819,785	$1,745,915	$13,355	$60,515
Liabilities
Securities loaned	$792,887	$—	$792,887	$760,775	$13,355	$18,757
Financial instruments sold under agreements to repurchase	905,567	—	905,567	905,508	—	59
Total Liabilities	$1,698,454	$—	$1,698,454	$1,666,283	$13,355	$18,816
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the Company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty's default, but which are not netted in the Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
(3) Represents financial instruments repurchased under agreement to resell.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,632,062	$—	$1,632,062	$1,570,194	$15,782	$46,086
Receivable from brokers, dealers and clearing organizations (3)	21,545	—	21,545	21,425	—	120
Total Assets	$1,653,607	$—	$1,653,607	$1,591,619	$15,782	$46,206
Liabilities
Securities loaned	$707,744	$—	$707,744	$682,389	$15,782	$9,573
Financial instruments sold under agreements to repurchase	933,576	—	933,576	933,560	—	16
Total Liabilities	$1,641,320	$—	$1,641,320	$1,615,949	$15,782	$9,589
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty's default, but which are not netted in the Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
(3) Represents financial instruments purchased under agreement to resell.
See Footnote 6 "Derivative Financial Instruments" for information related to the offsetting of derivatives in the Company's Consolidated Financial Statements.
Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (dollars in thousands):

As of March 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$792,887	$—	$—	$—	$792,887
Financial instruments sold under agreements to repurchase	85,567	445,000	225,000	150,000	905,567
Total	$878,454	$445,000	$225,000	$150,000	$1,698,454

As of December 31, 2014	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$707,744	$—	$—	$—	$707,744
Financial instruments sold under agreements to repurchase	73,576	410,000	325,000	125,000	933,576
Total	$781,320	$410,000	$325,000	$125,000	$1,641,320

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

8. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Receivable:
Clearing organizations and other	$622,225	$1,073,480
Financial instruments purchased under agreement to resell	133,935	21,545
Securities failed to deliver	162,346	93,808
Total Receivable	$918,506	$1,188,833
Payable:
Clearing organizations and other	$485,866	$350,627
Securities failed to receive	52,977	325,462
Total Payable	$538,843	$676,089
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
9. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Strategic investments:
Investments accounted for under the equity method	$90,369	$86,328
Investments held at fair value	4,738	4,435
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,948	8,949
Total Strategic investments	104,055	99,712
Other investments	1,569	1,014
Total Investments	$105,624	$100,726
For the three months ended March 31, 2015 and 2014, the Company recorded income of $2.2 million and $13.0 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The majority of the Company's income from investments accounted for under the equity method was from investees which are considered to be related parties. See Footnote 12 "Related Parties".
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
Merger of BATS and Direct Edge
In January 2014, BATS and Direct Edge, each of whose equity the Company held as an investment, merged, with BATS being the surviving entity in the merger. Prior to the merger, the Company accounted for its investment in BATS under the cost method and accounted for its investment in Direct Edge under the equity method. Following the merger, the Company owns 16.7% of the overall equity of BATS and holds 19.9% of the voting equity and has appointed a director to BATS' board of directors. Based on these facts, the Company accounts for its interest in BATS under the equity method.
The Company received approximately $42.2 million from the aggregate distributions paid by BATS and Direct Edge at or around the close of the merger, which the Company recorded as a return of capital under the equity method of accounting.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the first quarter of 2014 the Company recognized income of $9.6 million related to the merger of BATS and Direct Edge which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The $9.6 million comprises a partial realized gain with respect to the Company's investment in Direct Edge of $16.2 million offset, in part, by the Company's share of BATS' and Direct Edge's merger related transaction costs that were charged against their earnings of $6.6 million.
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
No events occurred in the three months ended March 31, 2015 or 2014 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In the fourth quarter of 2014, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s goodwill by segment (in thousands):

	March 31, 2015	December 31, 2014
Market Making	$16,404	$16,404
Global Execution Services	907	907
Total	$17,311	$17,311
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to 8 years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at March 31, 2015 and December 31, 2014 was approximately five years.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	March 31, 2015	December 31, 2014
Market Making
Technology	$48,090	$50,542
Trading rights	43,191	44,358
Total	91,281	94,900
Global Execution Services (1)
Technology	16,900	18,200
Customer relationships	10,472	10,833
Trade names	825	850
Total	28,197	29,883
Corporate and Other
Technology	9,750	10,500
Total	$129,228	$135,283

(1)
Excluded from the December 31, 2014 balance is $34.7 million of intangibles related to the KCG Hotspot which was held for sale. As noted in Footnote 3 "Sales of businesses", such amount is included in Assets of business held for sale at December 31, 2014.

		March 31, 2015	December 31, 2014
Technology (1)	Gross carrying amount	$117,729	$115,804
	Accumulated amortization	(42,989)	(36,562)
	Net carrying amount	74,740	79,242
Trading rights (2)	Gross carrying amount	62,468	62,468
	Accumulated amortization	(19,277)	(18,110)
	Net carrying amount	43,191	44,358
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(2,528)	(2,167)
	Net carrying amount	10,472	10,833
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(175)	(150)
	Net carrying amount	825	850
Total	Gross carrying amount	194,197	192,272
	Accumulated amortization	(64,969)	(56,989)
	Net carrying amount	$129,228	$135,283

(1)
The weighted average remaining life for technology, including capitalized software, was approximately 3 years for both March 31, 2015 and December 31, 2014. Excluded from the December 31, 2014 balance is $13.1 million of technology assets related to KCG Hotspot which as noted in Footnote 3 "Sales of businesses", is included in Assets of business held for sale at December 31, 2014.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 7 years for both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, $6.8 million of trading rights had indefinite useful lives.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 7 and 8 years as of March 31, 2015 and December 31, 2014, respectively. Lives may be reduced depending upon actual retention rates. Excluded from the December 31, 2014 balance is $19.0 million of customer relationships related to KCG Hotspot which as noted in Footnote 3 "Sales of businesses", is included in Assets of business held for sale at December 31, 2014.

(4)
Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 8 and 9 years as of March 31, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2014 balance is $2.6 million of the trade name related to KCG Hotspot which as noted in Footnote 3 "Sales of businesses", is included in Assets of business held for sale at December 31, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended March 31,
	2015	2014
Amortization expense	$9,249	$8,494
As of March 31, 2015, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the nine months ended December 31, 2015	$23,671
For the year ended December 31, 2016	30,679
For the year ended December 31, 2017	27,892
For the year ended December 31, 2018	15,788
For the year ended December 31, 2019	6,211
11. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$—	$—	$117,259	$116,819
8.25% Senior Secured Notes	305,000	329,747	305,000	309,194
6.875% Senior Secured Notes	494,847	484,950	—	—
Total Debt	$799,847	$814,697	$422,259	$426,013
The fair value of the Company's 6.875% Senior Secured Notes and Cash Convertible Senior Subordinated Notes are based upon the value of such debt in the secondary market.
The fair value of the $305.0 million 8.25% Senior Secured Notes represents the settlement amount of $329.7 million paid to the holders of these Notes as discussed in further detail below.
All of the above liabilities would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which the which the Convertible Notes were issued.
On March 16, 2015, the Convertible Notes became due and were paid off in full with a payment of $119.3 million comprising $117.3 million in principal and $2.1 million in interest.
The Convertible Notes bore interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010.
8.25% Senior Secured Notes
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.250% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “8.25% Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended and supplemented, the "8.25% Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”)

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the 8.25% Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
The 8.25% Senior Secured Notes were scheduled to mature on June 15, 2018 and bore interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
The 8.25% Senior Secured Notes Indenture provided that KCG could redeem the 8.25% Senior Secured Notes, in whole or in part, at any time prior to June 15, 2015 at a price equal to 100% of the aggregate principal amount of the 8.25% Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any.
On March 13, 2015, KCG provided 30 days’ notice that it would be calling its existing 8.25% Senior Secured Notes, effective April 13, 2015. On March 13, 2015, the Company used a portion of the gross proceeds from the 6.875% Senior Secured Notes (as defined below), to deposit in an escrow account maintained by The Bank of New York Mellon, the trustee of the 8.25% Senior Secured Notes (“Bank of New York”) an amount sufficient to redeem the 8.25% Senior Secured Notes in full and accordingly satisfied and discharged the 8.25% Senior Secured Notes Indenture. The Company funded $330.2 million into an escrow account maintained by Bank of New York comprising the following: principal of $305.0 million, accrued interest for the period from December 16, 2014 to April 13, 2015 of $8.2 million, make whole premium which includes 4.125% early redemption cost plus additional interest due from April 13, 2015 through June 15, 2015 totaling $16.5 million, and additional funds to cover other miscellaneous charges of $0.4 million. As discussed in Footnote 22, “Subsequent Events”, on April 13, 2015, the escrow amount of $330.2 million was released and $329.7 million was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes.
The 8.25% Senior Secured Notes Indenture contained customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of December 31, 2014 the Company was in compliance with the covenants.
6.875% Senior Secured Notes
On March 10, 2015, the Company entered into a purchase agreement with Jefferies LLC, as initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to sell, and the Initial Purchaser agreed to purchase, $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes ”), pursuant to an indenture dated, March 13, 2015 (the “6.875% Indenture”), in a private offering exempt from registration under the Securities Act. The 6.875% Senior Secured Notes were resold by the Initial Purchaser to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act.
The 6.875% Senior Secured Notes mature on March 15, 2020 and bear interest at a rate of 6.875% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2015. The 6.875% Senior Secured Notes were issued at 98.962% with net proceeds (before fees and expenses) of $494.8 million and a yield to maturity of 7.083%.
On March 13, 2015, KCG and certain subsidiary guarantors (the "6.875% Guarantors") under the 6.875% Indenture, fully and unconditionally guaranteed on a joint and several basis the 6.875% Senior Secured Notes. The 6.875% Senior Secured Notes and the obligations under the 6.875% Indenture are currently secured by pledges of all of the equity interests in each of KCG’s and the 6.875% Guarantors’ existing and future domestic subsidiaries (but limited to 66% of the voting equity interests of controlled foreign company subsidiaries and excluding equity interests in regulated subsidiaries to the extent that such pledge would have a material adverse regulatory effect or is not permitted by applicable law) and security interests in substantially all other tangible and intangible assets of KCG and the 6.875% Guarantors, in each case subject to customary exclusions; provided, however, that if in the future KCG or any of the 6.875% Guarantors enter into certain first lien obligations (as described in the 6.875% Indenture) the collateral agent is authorized by the holders of the 6.875% Senior Secured Notes to enter into an Intercreditor Agreement pursuant to which the lien securing the 6.875% Senior Secured Notes would be contractually subordinated to the lien securing such first lien obligations, to the extent of the value of the collateral securing such obligations. The 6.875% Senior Secured Notes are effectively subordinated to any existing and future indebtedness that is secured by assets that do not constitute collateral under the 6.875% Senior Secured Notes to the extent of the value of such assets. All of the 6.875% Guarantors are wholly-owned subsidiaries of KCG.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

On or after March 15, 2017, KCG may redeem all or a part of the 6.875% Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest on the 6.875% Senior Secured Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

Year	Percentage
2017	103.438%
2018	101.719%
2019 and thereafter	100.000%
KCG may also redeem the 6.875% Senior Secured Notes, in whole or in part, at any time prior to March 15, 2017 at a price equal to 100% of the aggregate principal amount of the 6.875% Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest. In addition, at any time on or prior to March 15, 2017, KCG may redeem up to 40% of the aggregate principal amount of the 6.875% Senior Secured Notes with the net cash proceeds of certain equity offerings, at a price equal to 106.875% of the aggregate principal amount of the 6.875% Senior Secured Notes, plus accrued and unpaid interest, if any.
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance of capital stock. As of March 31, 2015, the Company was in compliance with the covenants.
If at any time the 6.875% Senior Secured Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group and no default or event of default has occurred and is continuing under the 6.875% Indenture, certain of the restrictive covenants will be suspended and will not apply to KCG or its restricted subsidiaries; provided, however, that such covenants will be reinstated if the 6.875% Senior Secured Notes subsequently cease to be rated or are no longer assigned an investment grade rating by both rating agencies.
The 6.875% Senior Secured Notes and the guarantee of the 6.875% Senior Secured Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and have no registration rights and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The Company has determined that the terms of the 6.875% Senior Secured Notes do not give rise to a bifurcatable derivative instrument under GAAP.
The Company incurred issuance costs of approximately $12.4 million in connection with the issuance of 6.875% Senior Secured Notes. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs, the 6.875% Senior Secured Notes had an effective yield of 7.580%.
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
In the first quarter of 2014, the Company repaid $185.0 million of principal of the First Lien Credit Facility out of available cash. In conjunction with these payments, the Company wrote down $7.6 million of its capitalized debt costs associated with the Credit Agreement. In the second quarter of 2014, the Company made a final $50.0 million payment of principal on the First Lien Credit Facility out of available cash and the Credit Agreement was terminated.

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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of March 31, 2015 and December 31, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of March 31, 2015 and December 31, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
The Company is seeking to renew the existing KCGA Facility Agreement under similar terms, which is dependent on current credit market conditions. As of March 31, 2015, the final structure and terms has not yet been finalized.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Interest expense	$8,158	$9,416
Amortization of debt issuance cost (1)	934	8,766
Commitment fee	394	397
Total	$9,486	$18,579

(1)
For the three months ended March 31, 2014, $7.6 million of amortization of debt issuance cost incurred is included in Writedown of debt issuance costs while $1.6 million which includes the remaining amortization of the debt issuance costs and the commitment fee is included in Other expenses.

12. Related Parties
The Company interacts with two parties which are the beneficial owners of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with four investees whereby KCG accounts for its investment under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 9 "Investments" for the carrying value of these investees at March 31, 2015 and 2014 and for the Company's income with respect to its equity earnings from these investees for the three months ended March 31, 2015 and 2014.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates (in thousands):

	For the three months ended March 31,
Statements of Operations	2015	2014
Revenues
Commissions and fees	$3,492	$5,146
Trading revenues, net	2,101	814
Interest, net	226	188
Total revenues from related parties	$5,819	$6,148
Expenses
Execution and clearance fees(1)	$(4,628)	$(4,011)
Communications and data processing	1,110	—
Payment for order flow	1,180	—
Collateralized financing interest	113	159
Professional fees	5,507	—
Other expense	621	400
Total expenses incurred with respect to related parties	$3,903	$(3,452)
(1)    Represents net volume based fees received from providing liquidity to related trading venues.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Statements of Financial Condition	March 31, 2015	December 31, 2014
Assets
Securities borrowed	$41,600	$26,110
Receivable from brokers, dealers and clearing organizations	92,739	20,075
Other assets	12,247	—
Liabilities
Securities loaned	$3,543	$7,376
Payable to brokers, dealers and clearing organizations	64,757	8,509
Accrued expenses and other liabilities	4,693	5,667
In March 2015, the Company completed the sale of KCG Hotspot to BATS, a related party. The Company recorded a gain on sale of $385.0 million which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2015.
Additionally, in the first quarter of 2015, the Company paid one of the related parties $16.8 million in fees related to financing and advisory activities. The $16.8 million comprised $11.3 million that was capitalized as deferred debt costs within Other assets on the Consolidated Statement of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations.
In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
13. Stock-Based Compensation
KCG Equity Incentive Plan
KCG Holdings, Inc. Amended and Restated Equity Incentive Plan (the "KCG Plan") was initially assumed from Knight in connection with the Mergers, and since, has been maintained by the Company for the purpose of granting long-term incentive awards to officers, employees and directors of the Company. As of March 31, 2015, there were approximately 28.9 million shares authorized for issuance under the KCG Plan, of which approximately 15.1 million shares are available for grant (subject to adjustment as provided under the KCG Plan).
The KCG Plan is administered by the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee"), and allows for the grant of stock options, SARs, restricted stock and RSUs (collectively, the “awards”), as defined by the KCG Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the KCG Plan also limits the number of awards that may be granted to a single individual.
Restricted Shares and Restricted Stock Units
The Company has historically awarded RSUs to eligible officers, employees and directors as a component of annual incentive compensation, and has also made off-cycle grants of RSUs for purposes of one-time, special or retention awards. The majority of RSUs that have been granted by the Company vest ratably over three years and are subject to accelerated vesting, or continued vesting, following the grantee’s termination of employment, in accordance with the applicable award documents and employment agreements between the Company and the grantee. Officers, employees and directors generally become vested in outstanding RSUs upon a qualifying retirement, and the KCG Plan otherwise provides the Compensation Committee with the discretion to fully vest participants in outstanding RSUs in certain other circumstances.
The Company measures compensation cost related to RSUs on the fair value of KCG Class A Common Stock at the date of grant. Compensation expense from continuing operations relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended March 31,
	2015	2014
Stock award compensation expense	$14,255	$16,238
Income tax benefit	5,417	6,170

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes restricted awards activity for the three months ended March 31, 2015 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2014	9,147	$10.77
Granted	2,385	12.22
Vested	(2,055)	11.04
Forfeited	(322)	11.25
Outstanding at March 31, 2015	9,155	$11.07
There is $59.2 million of unamortized compensation related to unvested RSUs outstanding at March 31, 2015. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 1.64 years.
Stock Options and Stock Appreciation Rights
The Company’s policy is to grant options for the purchase of shares of KCG Class A Common Stock and SARs to purchase or receive the cash value of shares of KCG Class A Common Stock. The stock options and SARs outstanding as of the date hereof have each been granted with an exercise price not less than the market value of KCG Class A Common Stock on the grant date and generally vest ratably over a three year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable award agreement. Like RSUs, stock options and SARs are subject to accelerated vesting, or continued vesting following certain termination circumstances, in accordance with the applicable award agreements and employment agreements between the Company and the participant. The Company issues new shares upon stock option exercises by its employees and directors, and may either issue new shares or provide a cash payment upon SARs exercises by its employees.
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the three months ended March 31, 2015 or 2014.
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Stock option and SAR compensation expense	$1,013	$961
Income tax benefit	385	365

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes stock option and SAR activity and stock options exercisable for the three months ended March 31, 2015 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2014 (1)	4,691	$17.41
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(84)	17.10
Outstanding at March 31, 2015 (1)	4,607	$17.42	$4,687	3.15
Exercisable at March 31, 2015	1,782	$20.72	$1,640	2.95
Available for future grants at March 31, 2015 (2)	15,086
(1) Includes 1.7 million of SARs.
(2) Represents options, SARs and awards available for grant under the KCG Plan.
The aggregate intrinsic value is the amount by which the closing price of the Company’s Class A Common Stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options or SARs exercised during the three months ended March 31, 2015 and 2014.
There is $2.3 million of unamortized compensation related to unvested stock options and SARs outstanding at March 31, 2015. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.65 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to the Company's Class A Common Stock. The units are marked to the current stock price of the Company's Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at March 31, 2015 and December 31, 2014 related to incentive units was $3.1 million and $2.9 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a summary of the changes in the incentive units for the three months ended March 31, 2015 (units in thousands):

Vested
Incentive units at December 31, 2014	38
Issued	—
Vested	—
Exercised	—
Canceled	—
Incentive units at March 31, 2015	38
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Incentive units	$153	$(174)
14. Income Taxes
The Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.
The following table reconciles the U.S. federal statutory income tax rate to the Company's actual income tax rate from continuing operations (in thousands):

	For the three months ended March 31,
	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S.
Federal income tax effect	3.6%	2.2%
Nondeductible expenses(1)	0.0%	0.3%
Foreign Taxes	0.0%	0.1%
Other, net	0.0%	0.2%
Actual income tax rate	38.6%	37.8%
(1) Nondeductible expenses include nondeductible compensation and meals and entertainment
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize the majority of its federal deferred tax assets in the future, and except as noted below with respect to certain NOLs, no valuation allowance has been recorded at March 31, 2015 with respect to such federal deferred tax assets. Management believes that positive evidence including the Company's history of sustainable profitability, actual profitability, and its forecasts of future profitability outweighs the negative evidence. The Company has recorded a partial valuation allowance against state and local deferred tax assets as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In accordance with Section 382 of the Internal Revenue Code, a change in equity ownership of greater than 50% of a corporation within a three-year period results in an annual limitation on the corporation’s ability to utilize its net operating loss ("NOL") carryforwards that were created during tax periods prior to the change in ownership. As a result of the Mergers as well as prior ownership changes, Knight experienced ownership changes under Section 382 and as a result, the rate of utilization of NOL carryforwards generated by Knight may be limited. The Company does not believe these limitations will have a significant effect on the Company's ability to utilize its anticipated federal NOL carryforward. The Company's U.S. federal NOL carryforwards will begin to expire in 2019.
At March 31, 2015, the Company had total U.S. federal NOL carryforwards of $133.5 million, of which $28.5 million resulted from the acquisition of Knight. At March 31, 2015 the Company recorded a deferred tax asset related to these federal NOLs of $46.7 million and a partially offsetting valuation allowance of $6.8 million which represents the portion of these NOL carryforwards that are considered more likely than not to expire unutilized.
At March 31, 2015, the Company recorded a valuation allowance for certain of its state and local NOL carryforwards as it is more likely than not that the benefit of these carryforwards will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At March 31, 2015, the Company had, in multiple jurisdictions, aggregate state and local NOL carryforwards of $1.28 billion, all of which resulted from the acquisition of Knight. The Company recorded deferred income tax assets related to these NOLs of $18.5 million as of March 31, 2015 and a partially offsetting valuation allowances of $8.1 million, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. In 2014 the Company reversed $10.8 million of the valuation related to its state and local NOLs as a portion of such loss carryforwards are now expected to be utilized based upon the expected profitability of certain of the Company’s subsidiaries. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.
At March 31, 2015, the Company had non-U.S. NOL carryforwards of $86.4 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.5 million for these NOL carryforwards as of March 31, 2015 along with an offsetting U.S. federal deferred tax liability of $19.5 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely.
At March 31, 2015, the Company had U.S. Federal tax credit carryforwards comprising general business credit carryforwards of $4.4 million and alternative minimum tax credit carryforwards $6.8 million.
As of March 31, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2011 through 2013, and to non-U.S. income tax examinations for the tax years 2007 through 2014. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2013. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At March 31, 2015, the Company had $2.3 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At March 31, 2014, the Company had $1.5 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

15. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three months ended March 31, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2014	$352	$1,781	$2,133
Other comprehensive income (loss)	188	(623)	(435)
Balance March 31, 2015	$540	$1,158	$1,698

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$36	$1,365	$1,401
Other comprehensive income (loss)	(137)	201	64
Balance March 31, 2014	$(101)	$1,566	$1,465
16. Writedowns and Other Charges
Writedown of capitalized debt costs
During the first quarter of 2014, the Company made principal repayments under the Credit Agreement of $185.0 million. As a result, $7.6 million in capitalized debt costs were written off.
17. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income from continuing operations by the weighted average shares of the Company's Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and warrants to purchase shares of the Company's Class A Common Stock were exercised and restricted awards were to vest.
The number of such RSUs, options, warrants and SARs excluded from the EPS calculation was approximately 18.3 million and 28.4 million for the three months ended March 31, 2015 and 2014, respectively. Such options, warrants and SARS were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015		2014
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$249,301	110,782	$36,917	115,569
Effect of dilutive stock based awards
Restricted awards		2,410		2,233
Stock options and SARs		286		96
Warrants		137		—
Income from continuing operations and shares used in diluted calculations	$249,301	113,615	$36,917	117,898
Basic earnings per common share from continuing operations		$2.25		$0.32
Diluted earnings per common share from continuing operations		$2.19		$0.31
18. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2015 or 2014.
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
As previously disclosed in KCG's and Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in KCA sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Thereafter, Knight was named as a defendant in two putative class action complaints (one of which was voluntarily dismissed and the other of which is described in more detail below) and one purported derivative lawsuit, all of which related to the technology issue. The purported derivative action was resolved as part of a settlement entered by the Delaware Court of Chancery in September 2014. Knight also received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors. The claims described in the derivative demand letters were resolved as part of the aforementioned Delaware settlement and the requests for inspection of documents have not been pursued.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

While the Company is currently unable to predict the outcome of any existing or future litigation related to the August 1, 2012 technology issue, an unfavorable outcome in one of these matters could have a material adverse effect on its financial condition or ongoing results of operations. In addition, the Company expects to incur additional expenses in defending against such litigation.
Legal
Litigation Related to the August 1, 2012 Technology Issue
On October 26, 2012, Knight, its then-Chairman and Chief Executive Officer, Thomas M. Joyce, and its then-Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey, Case No. 2:12-cv-06760 (the “Fernandez Action”). Generally, this putative class action complaint alleged that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a purported class of Knight's stockholders who purchased Knight's Class A Common Stock between January 19, 2012 and August 1, 2012 paid an inflated price. Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between November 30, 2011 and August 1, 2012 paid an inflated price. On May 13, 2013, Knight filed a motion to dismiss the amended complaint, which was fully briefed as of August 2013. Before the court rendered a decision on the motion to dismiss, the plaintiff filed a second amended complaint on December 20, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. More specifically, the plaintiff referred to KCA's October 2013 settlement with the SEC and alleged that the defendants made false and misleading statements concerning Knight's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserted claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a purported class of Knight's stockholders who purchased Knight's securities between May 10, 2011 and August 1, 2012 (the "Class Period") paid an inflated price. The defendants filed a motion to dismiss the second amended complaint on February 18, 2014 which was fully briefed as of June 5, 2014.
In November 2014, prior to the court’s decision on defendants’ motion to dismiss, the parties participated in a court-ordered mediation. Following the mediation, in December 2014 the parties reached an agreement in principle to settle the Fernandez Action. On February 9, 2015, the parties entered into a Stipulation of Settlement that, if approved by the District Court, will resolve the litigation and result in the Fernandez Action being dismissed with prejudice. Pursuant to an Order filed on March 2, 2015, the District Court preliminarily approved the settlement of the Fernandez Action and set July 1, 2015 for the final settlement hearing. Under the terms of the proposed settlement, Knight has agreed that certain of its insurance carriers would pay $13.0 million to stockholders in the class. The settlement requires no direct payment by any of the defendants. Under the proposed settlement, defendants and various of their related persons and entities will receive a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period. The proposed settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit. The settlement will not have an effect on the Company’s results of operations because the full amount of the proposed settlement will be paid by the Company’s insurance carriers. As of April 1, 2015, the full amount of the proposed settlement was deposited by the insurance carriers into an escrow account. Though the Company believes the likelihood of approval of the settlement is probable, the Company cannot predict with certainty whether the settlement will be finally approved, and, if the settlement is not finally approved by the Court, the Company believes that it has meritorious defenses to the claims in the operative complaint.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators. SROs, as well actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on transactions involving microcap securities. The Company is currently the subject of various regulatory reviews and investigations by both U.S. and foreign regulators and SROs, including the SEC, FINRA, FCA and the AMF. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action.
In addition, there has been an increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, high frequency trading, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
Lease and Contract Obligations
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At March 31, 2015, the obligations have a weighted-average interest rate of 3.46% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at March 31, 2015 consist of (in thousands):

Minimum Payments
Nine months ended December 31, 2015	$2,535
2016	2,126
2017	620
Total	$5,281
The total interest expense related to capital leases for the three months ended March 31, 2015, and 2014 included in the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Interest expense - Capital leases	$68	$88
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.6 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases. As of March 31, 2015, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Nine months ending December 31, 2015	$21,159	$3,903	$17,256
Year ending December 31, 2016	27,934	4,994	22,940
Year ending December 31, 2017	26,395	4,508	21,887
Year ending December 31, 2018	25,550	4,211	21,339
Year ending December 31, 2019	23,671	3,630	20,041
Thereafter through December 31, 2027	64,589	10,244	54,345
Total	$189,298	$31,490	$157,808
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At March 31, 2015, the Company had provided letters of credit for $11.6 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases. There were no compensation guarantees at March 31, 2015 or 2014 that extended beyond the respective year.
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
21. Business Segments
As of March 31, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the AIM of the London Stock Exchange.
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions that are executed within this segment; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for global equities.
The Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended March 31, 2015:
Revenues	$224,548	$464,266	$7,342	$696,156
Pre-tax earnings	39,340	381,058	(14,270)	406,128
Total assets	4,700,273	783,501	1,848,277	7,332,051
For the three months ended March 31, 2014:
Revenues	$277,346	$87,220	$19,091	$383,657
Pre-tax earnings	76,032	2,016	(18,664)	59,384
Total assets	3,931,292	1,264,245	1,834,739	7,030,276
In the first quarter of 2015, the Company began to allocate costs incurred to operate its self-clearing function to the Market Making and Global Execution Services segments and no longer report it as a distinct business within the Corporate and Other segment. Previously, these support costs were embedded within the internal clearing rates charged by the Corporate and Other segment to the various businesses, which eliminated during consolidation.
Additionally, prior to 2015, funding costs of inventory positions were recorded in the Corporate and Other segment, primarily within Collateralized financing interest on the Consolidated Statements of Operations. These costs were subsequently charged out to the Market Making and Global Execution Services segments primarily through the Interest, net line item, with an equal and offsetting revenue item within the Corporate and Other segment. With the move of the self clearing team to a support function, these third party costs are now charged directly to the businesses within the Market Making and Global Execution Services segments. This shift in how the Company’s self clearing unit is reported has no impact to the Consolidated Statements of Operations, nor any of the individual line items within it. However, on a segment level, this decreases the amount of total revenues reported by the Corporate and Other segment, as it no longer records the offsetting revenue for these third party funding costs. This change in the measurement of segment profitability, which has no impact to the consolidated results, is reported prospectively, and, therefore, is not reflected in the financial results for any period prior to January 1, 2015.
Included in Revenues and Pre-tax earnings within Global Execution Services for the three months ended March 31, 2015 are results of KCG Hotspot up through March 13, 2015, the date of the sale. Also included in these results is a gain related to the sale of KCG Hotspot of $385.0 million in Revenues and $373.8 million in Pre-tax earnings. Additionally, Revenue and Pre-tax earnings from KCG Hotspot and the Company's former FCM business are included in the Global Execution Services segment for the three months ended March 31, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

22. Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were issued. The Company did not have any subsequent events requiring adjustment or disclosure in the consolidated financial statements except the following:
Tender Offer
On April 2, 2015, the Company’s Board of Directors authorized an expanded share repurchase program of up to $400.0 million of the Company’s Class A Common Stock and warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). As part of this authority, the Company commenced, on May 4, 2015, a “modified Dutch auction” tender offer that will remain open for at least 20 business days. Under the terms of the tender offer, stockholders have the opportunity to sell the Company's Class A Common Stock to the Company at a specified price per share not less than $13.50 and not greater than $14.00. Upon expiration of the tender offer, and based on the number of shares tendered and the prices specified by the tendering stockholders, the Company will determine the lowest price within the range that will allow it to repurchase up to $330.0 million of the Company's Class A Common Stock (or all shares properly tendered and not properly withdrawn if the tender offer is not fully subscribed). All shares purchased by the Company in the tender offer will be purchased at the same price. If the aggregate purchase price for shares tendered at or below the specified purchase price exceeds $330.0 million, allocations will be made on a pro rata basis from stockholders tendering at or below the purchase price. Assuming the offer is fully subscribed, the Company will repurchase a minimum of 23.6 million shares, or 22 percent of its total shares outstanding excluding RSUs as of April 30, 2015. Assuming the tender offer is fully subscribed, approximately $70.0 million in authority will remain in the share repurchase program.
The description above is for informational purposes only, is not a recommendation to buy or sell the Company's Class A Common Stock, and does not constitute an offer to buy or the solicitation to sell shares of KCG Class A Common Stock. The tender offer will be made only pursuant to the Offer to Purchase, Letter of Transmittal and related materials that KCG filed on May 4, 2015 with the SEC. Stockholders should read carefully the Offer to Purchase, Letter of Transmittal and related materials because they contain important information, including the various terms of, and conditions to, the tender offer. Stockholders may obtain a free copy of the tender offer statement on Schedule TO, the Offer to Purchase, Letter of Transmittal and other documents that the Company filed with the SEC at the SEC’s website at www.sec.gov or the investor information section of the Company’s website at www.kcg.com.
Release of Escrow account
As described in Footnote 11 "Debt", on March 13, 2015, the Company funded an escrow account maintained by Bank of New York with $330.2 million, which was an amount sufficient to redeem the 8.25% Senior Secured Notes in full and satisfy and discharge the 8.25% Senior Secured Notes Indenture.
On April 13, 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders and satisfied and discharged the Senior Secured Notes Indenture. As of April 13, 2015, the Company's Debt was approximately $495.0 million.
With the release of the $330.2 million escrow account, charges for the make-whole premium of $16.5 million were recognized, and capitalized debt costs of $8.5 million associated with the 8.25% Senior Secured Notes were written off in April 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the strategic business combination (the "Mergers") of Knight Capital Group, Inc. (“Knight”) and GETCO Holding Company, LLC (“GETCO”) including, among other things, (a) difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and other benefits, (b) the inability to sustain revenue and earnings growth, and (c) customer and client reactions to the Mergers; (ii) the August 1, 2012 technology issue that resulted in Knight’s broker dealer subsidiary sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to Knight’s business as well as actions taken in response thereto and consequences thereof; (iii) the sales of KCG's reverse mortgage origination and securitization business, KCG's futures commission merchant and KCG Hotspot; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by regulators, the New York Attorney General, Congress and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (x) the effects of increased competition and KCG's ability to maintain and expand market share; and (xi) the completion of the tender offer commenced by KCG on May 4, 2015. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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

KCG was formed as a result of a strategic business combination (the “Mergers”) of Knight Capital Group, Inc.(“Knight”) and GETCO Holding Company, LLC (“GETCO”) in July 2013.
Results of Operations
As of March 31, 2015, our operating segments comprised the following:

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

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions that are executed within this segment; however, we may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communications network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.

•
Corporate and Other— Our Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments.

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and our Board of Directors determine a business may return a higher value to stockholders, or is no longer core to our strategy, the Company may divest or exit such business.
In November 2013, we sold Urban Financial of America, LLC, (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight to an investor group.
In November 2014, we sold certain assets and liabilities related to our Futures Commission Merchant (“FCM”) business to Wedbush Securities Inc.
In March 2015, we completed the sale of KCG Hotspot to BATS Global Markets, Inc. ("BATS"). The Company and BATS have agreed to share certain tax benefits, which could result in future payments to us of up to approximately $70.0 million in the three-year period following the close. The additional potential payments were recorded in Other assets on the Consolidated Statements of Financial Condition as of March 31, 2015, at their estimated fair value of $62.1 million. A portion of the additional payments is contingent on KCG Hotspot achieving various levels of trading volumes through June 2015 and BATS generating sufficient taxable net income to receive the tax benefits. We recorded a gain on sale of $385.0 million which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2015. The net gain on the sale of Hotspot was $373.8 million including direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the three months ended March 31, 2015.
The results of the business and gains on sale of the FCM and KCG Hotspot are included in the Global Execution Services segment and continuing operations, up through the dates of their respective sales. For additional information, see Footnote 3 "Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax (loss) earnings from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended March 31,
	2015	2014
Market Making
Revenues	$224,548	$277,346
Expenses	185,208	201,314
Pre-tax earnings	39,340	76,032
Global Execution Services
Revenues	464,266	87,220
Expenses	83,208	85,204
Pre-tax earnings	381,058	2,016
Corporate and Other
Revenues	7,342	19,091
Expenses	21,612	37,755
Pre-tax loss	(14,270)	(18,664)
Consolidated
Revenues	696,156	383,657
Expenses	290,028	324,273
Pre-tax earnings	$406,128	$59,384
Totals may not add due to rounding.
In the first quarter of 2015, we began to allocate costs incurred to operate our self-clearing function to the Market Making and Global Execution Services segments and no longer report it as a distinct business within the Corporate and Other segment. Previously, these support costs were embedded within the internal clearing rates charged by the Corporate and Other segment to the various businesses, which eliminated during consolidation.
Additionally, prior to 2015, funding costs of inventory positions remained in the Corporate and Other segment, primarily within Collateralized financing interest on the Consolidated Statements of Operations. These costs were subsequently charged out to the Market Making and Global Execution Services segments primarily through the Interest, net line item, with an equal and offsetting revenue item within the Corporate and Other segment. With the move of the self clearing team to a support function, these third party costs are now charged directly to the businesses within the Market Making and Global Execution Services segments. This shift in how our self clearing unit is reported has no impact to the Consolidated Statements of Operations, nor any of the individual line items within it. However, on a segment level, this decreases the amount of total revenues reported by the Corporate and Other segment, as it no longer records the offsetting revenue for these third party funding costs. This change in the measurement of segment profitability, which has no impact to the consolidated results, is reported prospectively and, therefore, is not reflected in the financial results for any period prior to January 1, 2015.
Reconciliation of GAAP Revenues and Pre-Tax Earnings to Non-GAAP Revenues and Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate the effects of gains related to the sale of KCG Hotspot as well as the professional fees and other compensation costs associated with it; income resulting from the merger of BATS and Direct Edge, net; and net lease loss accruals.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three months ended March 31, 2015 and 2014.

The following tables provide a full reconciliation of GAAP to non-GAAP revenues ("adjusted revenues") and pre- tax results ("adjusted pre-tax earnings") for the three months ended March 31, 2015 and 2014 (in thousands):

Three months ended March 31, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$224,548	$464,266	$7,342	$696,156
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Adjusted revenues	$224,548	$79,240	$7,342	$311,130
Totals may not add due to rounding

	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$39,340	$381,058	$(14,270)	$406,128
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Professional fees related to the sale of KCG Hotspot	—	6,736	—	6,736
Compensation expense related to the sale of KCG Hotspot	—	4,457	—	4,457
Lease loss accrual, net	—	—	132	132
Adjusted pre-tax earnings	$39,340	$7,225	$(14,138)	$32,427
Totals may not add due to rounding

Three months ended March 31, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$277,346	$87,220	$19,091	$383,657
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Adjusted revenues	$277,346	$87,220	$9,447	$374,013
Totals may not add due to rounding

	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$76,032	$2,016	$(18,664)	$59,384
Writedown of capitalized debt costs	—	—	7,557	7,557
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Lease loss accrual, net	359	—	(93)	266
Adjusted pre-tax earnings	$76,391	$2,016	$(20,844)	$57,563
Totals may not add due to rounding
Consolidated adjusted revenues for the three months ended March 31, 2015 decreased $62.9 million from the same period a year ago. Consolidated adjusted pre-tax earnings from continuing operations for the three months ended March 31, 2015 was $32.4 million as compared to $57.6 million in 2014.
The Company’s net revenues, which we define as adjusted revenues, less execution and clearance fees, payments for order flow, and collateralized financing interest (“adjusted net revenues”) were $219.0 million for the three months ended March 31, 2015, compared to $270.3 million for the comparable period in 2014.
Adjusted pre-tax earnings for the three months ended March 31, 2015 exclude net non-GAAP adjustments totaling a benefit of $373.7 million. These items primarily comprise the gain related to the sale of KCG Hotspot offset, in part, by professional fees and compensation expense related to the sale and net lease loss accruals. Adjusted pre-tax earnings for the three months ended March 31, 2014 exclude net non-GAAP adjustments totaling a net benefit of $1.8 million comprising a gain on the BATS and Direct Edge Holdings LLC ("Direct Edge") merger offset, in part by writedowns of capitalized debt costs. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the three months ended March 31, 2014 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended March 31, 2015 was $39.3 million, compared to adjusted pre-tax earnings of $76.4 million for the comparable period in 2014. Results for the three months ended March 31, 2015 were affected by lower market volumes and volatility as well as by the effects of high levels of competition.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended March 31, 2015 was $7.2 million, compared to adjusted pre-tax earnings of $2.0 million for the comparable period in 2014. The results for the three months ended March 31, 2015 were aided by improved results and improved client activity from businesses such as KCG BondPoint and KCG EMS, which includes Knight Direct and GETAlpha as well as solid results from our Institutional Agency businesses including our ETF franchise offset, in part, by a decrease in results from KCG Hotspot, which was sold before the end of the quarter.

•
Corporate and Other— Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $14.1 million for the three months ended March 31, 2015 compared to a loss of $20.8 million for the comparable period in 2014. The decrease is due to the reporting of self clearing as a support function as described earlier in this MD&A.

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

Trends
Global Economic Trends
Our businesses are affected by a number of economic, political and market factors that could affect global financial markets. These factors and the existence of transparent, efficient and liquid financial markets, the level of trading volumes and volatility in such markets could have a material adverse effect on our business, financial condition and results of operations.
During the three months ended March 31, 2015, trade volume and volatility levels across equity markets decreased from the comparable prior year period as did similar trading metrics generally across all products we trade. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future. As has been widely reported, there has been an increased focus by securities regulators, the New York Attorney General,

Congress and the media on market structure issues, and, in particular, high frequency trading, ATS manner of operations, market fragmentation, public disclosures around execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules (including, Regulation Systems Compliance and Integrity commonly referred to as, Regulation SCI). For example, on May 6, 2015, the SEC approved a proposal by the national securities exchanges and FINRA for a two-year pilot program that would widen the minimum tick sizes for securities of some smaller companies, including a “trade-at” requirement that could cause some trading to shift away from dark liquidity pools.

•
There could be continued fluctuations, including possible substantial increases, in Section 31 fees and fees imposed by other regulators. In addition, the Depository Trust & Clearing Corporation ("DTCC") and National Securities Clearing Corporation ("NSCC") are considering proposals which could require substantial increases in clearing margin, liquidity and collateral requirements.

•
The Dodd-Frank Act affects nearly all financial institutions that operate in the U.S. While the weight of the Dodd-Frank Act falls more heavily on large, complex financial institutions, smaller institutions will continue to face a more complicated and expensive regulatory framework.

•
There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on transactions involving microcap securities.

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
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders and commissions on futures transactions, prior to the sale of our FCM, are included within Commissions and fees. Also included in Commissions and fees are volume based fees earned from providing liquidity to other trading venues. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and, prior to the sale of KCG Hotspot, foreign exchange transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.
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
Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities, options and fixed income transactions; transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies; and fees paid to third parties, primarily for executing, processing and settling trades on the NYSE, other exchanges, ECNs and other third party execution destinations. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges, other third party execution destinations and certain regulatory bodies.
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
Lease loss accrual consist primarily of costs associated with excess office space.
Other expenses include regulatory fees, corporate insurance, employment fees, amortization of capitalized debt costs and general office expense.

Three Months Ended March 31, 2015 and 2014
Revenues
Market Making

	For the three months ended March 31,
	2015	2014	Change	% of Change
Trading revenues, net (thousands)	$196,762	$254,631	$(57,869)	(22.7)%
Commissions and fees (thousands)	31,186	28,168	3,017	10.7%
Interest, net and other (thousands)	(3,399)	(5,453)	2,054	N/M
Total revenues from Market Making (thousands)	$224,548	$277,346	(52,798)	(19.0)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	31,025	27,321	3,704	13.6%
Average daily trades (thousands)	3,947	3,958	(11)	(0.3)%
NYSE and Nasdaq shares traded (millions)	933	862	71	8.2%
OTC Bulletin Board and OTC Market shares traded (millions)	4,115	14,045	(9,930)	(70.7)%
Average revenue capture per U.S. equity dollar value traded(bps)	0.92	1.26	(0.34)	(27.0)%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $224.5 million for the three months ended March 31, 2015 and $277.3 million for the comparable period in 2014. Revenues for the first quarter of 2015 were affected by decreased overall market volumes and volatility which affected the performance of both our direct-to-client and non-client trading strategies and also due to increased competition and an increased client focus on execution quality including price improvement, which gives our clients better prices on trades, but lowers our revenues earned on trades.
We calculate average revenue capture per U.S. equity market making dollar value traded (“revenue capture”) to measure the revenue that we earn per dollar traded within U.S. equity market making. Average revenue capture per U.S. equity dollar traded was 0.92 basis points ("bps") in the first quarter of 2015, down 27.0% from 1.26 bps from the first quarter of 2014. The revenue capture metric is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions for the relevant period. U.S. Equity Market Making Revenues were $174.7 million and $210.0 million for the three months ended March 31, 2015 and 2014, respectively.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up including market volumes and volatility and the performance of our equity trading strategies.

Global Execution Services

	For the three months ended March 31,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$68,775	$84,088	$(15,313)	(18.2)%
Trading revenues, net (thousands)	12,029	3,749	8,280	220.9%
Interest, net and other (thousands)	(1,564)	(618)	(946)	N/M
Total adjusted revenues from Global Execution Services (thousands)	$79,240	$87,220	(7,980)	(9.1)%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	299.0	281.0	18.0	6.4%
Average daily KCG BondPoint fixed income par value traded ($ millions)	145.8	144.2	1.6	1.1%
Average daily KCG Hotspot FX notional foreign exchange dollar value traded ($ billions)*	31.1	32.2	(1.1)	(3.4)%
Totals may not add due to rounding.
N/M - Not meaningful
* For Q1 2015, represents KCG Hotspot ADV from January 1, 2015 to March 12, 2015.
Total adjusted revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $79.2 million for the three months ended March 31, 2015 and $87.2 million for the comparable period in 2014. Revenues were primarily affected by lower volumes and revenues from our institutional equity sales trading, algorithmic trading and order routing business as well as the sale of KCG Hotspot offset, in part, by the improved performance of our ETF franchise.
Corporate and Other

	For the three months ended March 31,
	2015	2014	Change	% of Change
Total adjusted revenues from Corporate and Other (thousands)	$7,342	$9,447	$(2,105)	(22.3)%
Total adjusted revenues from the Corporate and Other segment, which primarily represents gains or losses on strategic investments were $7.3 million for the three months ended March 31, 2015 and $9.4 million for the comparable period in 2014. Adjusted revenues for 2014 include interest income from our stock borrow activity, which , as described earlier in this MD&A, is now directly reported within the Market Making and Global Execution Services segments.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, adjusted net revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $106.7 million for the three months ended March 31, 2015 and $122.3 million for the comparable period in 2014. The decrease on a dollar basis was primarily due to the decreased headcount as well as lower accruals for discretionary bonuses as a result of decreased operating profitability. Excluding compensation expense related to the sale of KCG Hotspot of $4.5 million, employee compensation and benefits was $102.3 million or 46.7% of adjusted net revenues for the first quarter of 2015. For the comparable period in 2014, employee compensation was 45.3% of adjusted net revenues.
The number of full time employees decreased to 1,038 at March 31, 2015 as compared to 1,230 at March 31, 2014. The decrease was primarily due to the reduction in workforce completed in 2014 and the sale of KCG Hotspot and our FCM business.
Execution and clearance fees were $68.5 million for the three months ended March 31, 2015 and $75.5 million for the comparable period in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. The decrease was primarily due to a decrease in regulatory fees and shares traded. Execution and clearance fees were 22.0% of adjusted revenues for the three months ended March 31, 2015 and 20.2% for the comparable period in 2014.
Communications and data processing expenses were $33.8 million for the three months ended March 31, 2015 and $36.8 million for the comparable period in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses impacted by headcount reductions as well as cost cutting throughout the integration in 2014.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $20.6 million for the three months ended March 31, 2015 and $20.1 million for the comparable period in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and additional capitalized software costs offset, in part, by the reduction of intangible expense due to the sale of KCG Hotspot.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $15.2 million for the three months ended March 31, 2015 and $22.0 million for the comparable period in 2014. The variance is primarily a result of client preference and lower share volumes. As a percentage of adjusted revenues, Payments for order flow were 4.9% for the three months ended March 31, 2015 and 5.9% for the comparable period in 2014.
Professional fees were $11.2 million for the three months ended March 31, 2015 and $5.4 million for the comparable period in 2014. Excluding the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot, professional fees were $4.4 million for the three months ended March 31, 2015. Professional fees decreased due to a decrease in legal, consulting and auditing fees compared to the prior year.
Debt interest expense was $8.5 million for the three months ended March 31, 2015 and $9.5 million for the comparable period in 2014. Interest expense decreased as a result of the pay down of the remaining $235.0 million of the First Lien Credit Facility in the first half of 2014 including $185.0 million paid down during the first quarter of 2014 offset, in part, by the issuance of $500.0 million in 6.785% Senior Secured Notes in March 2015.
Collateralized financing interest expense was $8.5 million for the three months ended March 31, 2015 and $6.2 million for the comparable period in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Lease loss accrual, net of $0.1 million for the three months ended March 31, 2015 primarily relates to adjustments to the previous calculations of lease losses due to actual and updated assumptions. Lease loss accrual, net of $0.3 million for the three months ended March 31, 2014 primarily relates to a writedown of excess real estate as we consolidated several offices located in the same city.
Writedown of capitalized debt costs for the three months ended March 31, 2014 was $7.6 million and relates to the repayment of $185.0 million principal of the First Lien Credit Facility.
All other expenses were $17.0 million for the three months ended March 31, 2015 and $18.6 million for the comparable period in 2014. The decrease primarily relates to the decrease in Occupancy and equipment rental costs.
Our effective tax rate for the three months ending March 31, 2015 and 2014 from continuing operations of 38.6% and 37.8%, respectively, differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2015 and December 31, 2014, we had total assets of $7.33 billion and $6.83 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$990,542	$578,768
Financial instruments owned, at fair value:
Equities	2,366,225	2,479,910
Listed options	87,412	144,586
Debt securities	187,314	82,815
Collateralized agreements:
Securities borrowed	1,685,850	1,632,062
Receivable from brokers, dealers and clearing organizations (1)	756,160	1,095,025
Total cash and assets readily convertible to cash	$6,073,503	$6,013,166
* Totals may not add due to rounding.
(1) Excludes $162.3 million and $93.8 million of securities failed to deliver as of March 31, 2015 and December 31, 2014, respectively.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents increased as a result of our new debt offering of $500.0 million and the sale of KCG Hotspot offset, in part, by the repayment of our convertible note and placing $330.2 million into an escrow account to fund the redemption of our 8.25% Senior Secured Notes as described in Footnote 11 "Debt" included in Part I, Item 1 "Financial Statements" of this Form 10-Q.
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
As of March 31, 2015, $1.46 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2014, $1.52 billion of equities were pledged as collateral to third-parties under financing arrangements.
Intangible assets were lower at March 31, 2015 primarily due to the amortization of our intangible assets, offset by capitalized software.
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
Total liabilities were $5.55 billion at March 31, 2015 and $5.31 billion at December 31, 2014. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to activity of our trading strategies. As noted throughout the document, we issued new debt while repaying our convertible note during the first quarter 2015. The “Liquidity and Capital Resources” section below includes a detailed description of the debt. The decrease in our Accrued compensation expense is due to the cash payment of 2014 bonus. The balance in Income taxes payable is a result of gains on the sale of KCG Hotspot. At December 31, 2014, we had a net income taxes receivable balance, which was included in Other assets.

Equity increased by $260.7 million, from $1.52 billion at December 31, 2014 to $1.78 billion at March 31, 2015. The increase in equity from December 31, 2014 was primarily a result of our gain on sale of KCG Hotspot, other earnings and stock-based compensation activity during the first quarter of 2015, offset by our stock repurchase activity.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At March 31, 2015, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.52 billion.
Income from continuing operations, net of tax was $249.3 million during the three months ended March 31, 2015 compared to $36.9 million during the three months ended March 31, 2014. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $15.4 million and $17.0 million during the three months ended March 31, 2015 and 2014, respectively. Depreciation and amortization expense was $20.6 million and $20.1 million during the three months ended March 31, 2015 and 2014, respectively. We had non-cash charges of $0.1 million and $0.3 million for the writedown of excess real estate during the three months ended March 31, 2015 and 2014, respectively, and $7.6 million for the writedown of capitalized debt costs in conjunction with our debt repayment in the first quarter of 2014. We also had charges of $0.9 million and $0.8 million for the amortization of debt offering cost during the three months ended March 31, 2015 and 2014, respectively
We received $358.4 million, net of cash provided and recorded a $385.0 million realized gain from the sale of KCG Hotspot during the three months ended March 31, 2015.
We also had non-cash income for the three months ended March 31, 2014 of $9.6 million resulting from the merger of BATS and Direct Edge in January 2014.
Capital expenditures related to our continuing operations were $9.5 million and $8.1 million during three months ended March 31, 2015 and 2014, respectively. Purchases of investments were $2.3 million and $0.6 million during three months ended March 31, 2015 and 2014, respectively. Proceeds and distributions received from investments were $2.0 million and $42.4 million during three months ended March 31, 2015 and 2014, respectively.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which the which the Convertible Notes were issued.
On March 16, 2015, the Convertible Notes became due and were paid off in full with a payment of $119.3 million comprising $117.3 million in principal and $2.1 million in interest.
The Convertible Notes bore interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010.
8.25% Senior Secured Notes
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.250% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “8.25% Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended and supplemented, the "8.25% Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the 8.25% Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
The 8.25% Senior Secured Notes were scheduled to mature on June 15, 2018 and bore interest at a rate of 8.250% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
The 8.25% Senior Secured Notes Indenture provided that KCG could redeem the 8.25% Senior Secured Notes, in whole or in part, at any time prior to June 15, 2015 at a price equal to 100% of the aggregate principal amount of the 8.25% Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any.
On March 13, 2015, KCG provided 30 days’ notice that it would be calling its existing 8.25% Senior Secured Notes, effective April 13, 2015. On March 13, 2015, the Company used a portion of the gross proceeds from the 6.875% Senior Secured Notes (as defined below), to deposit in an escrow account maintained by The Bank of New York Mellon, the trustee of the 8.25% Senior Secured Notes (“Bank of New York”) an amount sufficient to redeem the 8.25% Senior Secured Notes in full and accordingly satisfied and discharged the 8.25% Senior Secured Notes Indenture. The Company funded $330.2 million into an escrow account maintained by Bank of New York comprising the following: principal of $305.0 million, accrued interest for the period from December 16, 2014 to April 13, 2015 of $8.2 million, make whole premium which includes 4.125% early redemption cost plus additional interest due from April 13, 2015 through June 15, 2015 totaling $16.5 million, and additional funds to cover other miscellaneous charges of $0.4 million. As discussed in Footnote 22, “Subsequent Events”, on April 13, 2015, the escrow amount of $330.2 million was released and $329.7 million was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes.
The 8.25% Senior Secured Notes Indenture contained customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries and issuance of capital stock. As of December 31, 2014 the Company was in compliance with the covenants.
6.875% Senior Secured Notes
On March 10, 2015, the Company entered into a purchase agreement with Jefferies LLC, as initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to sell, and the Initial Purchaser agreed to purchase, $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes ”), pursuant to an indenture dated, March 13, 2015 (the “6.875% Indenture”), in a private offering exempt from registration under the Securities Act. The 6.875% Senior Secured Notes were resold by the Initial Purchaser to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act.
The 6.875% Senior Secured Notes mature on March 15, 2020 and bear interest at a rate of 6.875% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2015. The 6.875% Senior Secured Notes were issued at 98.962% with net proceeds (before fees and expenses) of $494.8 million and a yield to maturity of 7.083%.
On March 13, 2015, KCG and certain subsidiary guarantors (the "6.875% Guarantors") under the 6.875% Indenture, fully and unconditionally guaranteed on a joint and several basis the 6.875% Senior Secured Notes. The 6.875% Senior Secured Notes and the obligations under the 6.875% Indenture are currently secured by pledges of all of the equity interests in each of KCG’s and the 6.875% Guarantors’ existing and future domestic subsidiaries (but limited to 66% of the voting equity interests of controlled foreign company subsidiaries and excluding equity interests in regulated subsidiaries to the extent that such pledge would have a material adverse regulatory effect or is not permitted by applicable law) and security interests in substantially all other tangible and intangible assets of KCG and the 6.875% Guarantors, in each case subject to customary exclusions; provided, however, that if in the future KCG or any of the 6.875% Guarantors enter into certain first lien obligations (as described in the 6.875% Indenture) the collateral agent is authorized by the holders of the 6.875% Senior Secured Notes to enter into an Intercreditor Agreement pursuant to which the lien securing the 6.875% Senior Secured Notes would be contractually subordinated to the lien securing such first lien obligations, to the extent of the value of the collateral securing such obligations. The 6.875% Senior Secured Notes are effectively subordinated to any existing and future indebtedness that is secured by assets that do not constitute collateral under the 6.875% Senior Secured Notes to the extent of the value of such assets. All of the 6.875% Guarantors are wholly-owned subsidiaries of KCG.
On or after March 15, 2017, KCG may redeem all or a part of the 6.875% Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest on the 6.875% Senior Secured Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

Year	Percentage
2017	103.438%
2018	101.719%
2019 and thereafter	100.000%
KCG may also redeem the 6.875% Senior Secured Notes, in whole or in part, at any time prior to March 15, 2017 at a price equal to 100% of the aggregate principal amount of the 6.875% Senior Secured Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest. In addition, at any time on or prior to March 15, 2017, KCG may redeem up to 40% of the aggregate principal amount of the 6.875% Senior Secured Notes with the net cash proceeds of certain equity offerings, at a price equal to 106.875% of the aggregate principal amount of the 6.875% Senior Secured Notes, plus accrued and unpaid interest, if any.
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance of capital stock. As of March 31, 2015, the Company was in compliance with the covenants.
If at any time the 6.875% Senior Secured Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group and no default or event of default has occurred and is continuing under the 6.875% Indenture, certain of the restrictive covenants will be suspended and will not apply to KCG or its restricted subsidiaries; provided, however, that such covenants will be reinstated if the 6.875% Senior Secured Notes subsequently cease to be rated or are no longer assigned an investment grade rating by both rating agencies.
The 6.875% Senior Secured Notes and the guarantee of the 6.875% Senior Secured Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and have no registration rights and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The Company has determined that the terms of the 6.875% Senior Secured Notes do not give rise to a bifurcatable derivative instrument under GAAP.
The Company incurred issuance costs of approximately $12.4 million in connection with the issuance of 6.875% Senior Secured Notes. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs, the 6.875% Senior Secured Notes had an effective yield of 7.580%.
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
In the first quarter of 2014, the Company repaid $185.0 million of principal of the First Lien Credit Facility out of available cash. In conjunction with these payments, the Company wrote down $7.6 million of its capitalized debt costs associated with the Credit Agreement. In the second quarter of 2014, the Company made a final $50.0 million payment of principal on the First Lien Credit Facility out of available cash and the Credit Agreement was terminated.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Borrowing Base A loan, a margin of 1.75% per annum and (b) for each Borrowing Base B loan, a margin of 2.25% per annum. As of March 31, 2015 and December 31, 2014, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of March 31, 2015 and December 31, 2014, the Company was in compliance with the covenants.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.2 million which is recorded within Other assets on the Consolidated Statements of Financial Condition and it is being amortized over the term of the facility.
The Company is seeking to renew the existing KCGA Facility Agreement under similar terms, which is dependent on current credit market conditions. As of March 31, 2015, the final structure and terms has not yet been finalized.
See Footnote 11 “Debt” included in Part I, Item 1 “Financial Statements” of this Form 10-Q.
Stock repurchase
During the second quarter of 2014, the Company approved an initial program to repurchase up to a total of $150.0 million in shares of the Company's outstanding KCG Class A Common Stock and KCG Warrants. Through March 31, 2015, we had repurchased 8.1 million shares for $95.0 million under this program. As of March 31, 2015, we had $55.0 million available to repurchase additional shares under the program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. As of March 31, 2015 we had 118.1 million shares of KCG Class A Common Stock outstanding including RSUs. See "Subsequent Events" below for additional information on our stock repurchase program.
Regulatory requirements
KCGA, our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of March 31, 2015, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at March 31, 2015, as reported in its regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$337,734	$1,372	$336,362
Our U.K. registered broker dealer is subject to certain financial resource requirements of Financial Conduct Authority ("FCA") while our Singapore and Australian broker dealers are subject to certain financial resource requirements of the Securities and Futures Commission and the Australian Securities and Investment Commission, respectively. The following table sets forth the financial resource requirement for KCG Europe Limited at March 31, 2015 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$187,717	$98,621	$89,096
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Subsequent Events
We have evaluated subsequent events through the date the consolidated financial statements were issued. We did not have any subsequent events requiring adjustment or disclosure in the consolidated financial statements except the following:
Tender Offer
On April 2, 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of the Company’s Class A Common Stock and warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). As part of this authority, we commenced, on May 4, 2015, a “modified Dutch auction” tender offer that will remain open for at least 20 business days. Under the terms of the tender offer, stockholders have the opportunity to sell the Company's Class A Common Stock to us at a specified price per share not less than $13.50 and not greater than $14.00. Upon expiration of the tender offer, and based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the lowest price within the range that will allow us to repurchase up to $330.0 million of the Company's Class A Common Stock (or all shares properly tendered and not properly withdrawn if the tender offer is not fully subscribed). All shares purchased by us in the tender offer will be purchased at the same price. If the aggregate purchase price for shares tendered at or below the specified purchase price exceeds $330.0 million, allocations will be made on a pro rata basis from stockholders tendering at or below the purchase price. Assuming the offer is fully subscribed, we will repurchase a minimum of 23.6 million shares, or 22 percent of its total shares outstanding excluding RSUs as of April 30, 2015. Assuming the tender offer is fully subscribed, approximately $70.0 million in authority will remain in the share repurchase program.
The description above is for informational purposes only, is not a recommendation to buy or sell the Company's Class A Common Stock, and does not constitute an offer to buy or the solicitation to sell shares of the Company's Class A Common Stock. The tender offer will be made only pursuant to the Offer to Purchase, Letter of Transmittal and related materials that KCG filed on May 4, 2015 with the SEC. Stockholders should read carefully the Offer to Purchase, Letter of Transmittal and related materials because they contain important information, including the various terms of, and conditions to, the tender offer. Stockholders may obtain a free copy of the tender offer statement on Schedule TO, the Offer to Purchase, Letter of Transmittal and other documents that the Company filed with the SEC at the SEC’s website at www.sec.gov or the investor information section of the Company’s website at www.kcg.com.
Release of Escrow account
As described in Footnote 11 "Debt", on March 13, 2015, we funded an escrow account maintained by Bank of New York with $330.2 million, which was an amount sufficient to redeem the 8.25% Senior Secured Notes in full and satisfy and discharge the 8.25% Senior Secured Notes Indenture.
On April 13, 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders and satisfied and discharged the Senior Secured Notes Indenture. As of April 13, 2015, our Debt was approximately $495.0 million.
With the release of the $330.2 million escrow account, charges for the make-whole premium of $16.5 million were recognized, and capitalized debt costs of $8.5 million associated with the 8.25% Senior Secured Notes were written off in April 2015.
Proposed changes to KCG Holdings, Inc. Amended and Restated Equity Incentive Plan
On April 1, 2015, upon recommendation of the Compensation Committee, the Board of Directors unanimously approved and adopted an amendment to the KCG Holdings, Inc. Amended and Restated Equity Incentive Plan (the “KCG Plan”) to remove a legacy provision requiring that a certain percentage of awards be subject to minimum vesting standards (as amended, the “Amended KCG Plan”). Subject to receiving stockholder approval of the Amended KCG Plan at the Company’s 2015 annual meeting of stockholders on May 12, 2015, we anticipate that future equity awards granted as a component of annual incentive compensation will provide for continued vesting following a grantee’s voluntary resignation of employment, subject to ongoing compliance with applicable non-competition and non-solicitation requirements through the duration of the vesting period.
In addition, subject to receiving KCG stockholder approval of the Amended KCG Plan, the Compensation Committee expects it will take action to amend RSUs granted by Knight to its employees in January 2013 (for the 2012 performance year), as well as the RSUs granted by the Company to employees in February 2014 and February 2015 (for the 2013 and 2014 performance years, respectively) to include the continued vesting provision described above (the “Continued Vesting Amendment”). If the Amended KCG Plan is approved by the KCG stockholders and the Compensation Committee implements the Continued Vesting Amendment, the remaining expense associated with the aforementioned awards will be accelerated and recognized in full in the second quarter of 2015, when we expect the Continued Vesting Amendment to be effective and the Compensation Committee to take the required actions. Based on the May 7, 2015 closing price of KCG’s Class A common stock on the NYSE of $13.45 per share, we estimate that the total charge associated with this acceleration of expense will be between $30.0 million and $32.0 million.

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
Goodwill
Goodwill of $17.3 million at March 31, 2015 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the three months ended March 31, 2015 that would indicate that our goodwill may not be recoverable.

Intangible Assets
Intangible assets, less accumulated amortization, of $129.2 million at March 31, 2015 primarily result from the Mergers and are primarily attributable to our Market Making and Global Execution Services segments.
We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives, the majority of which have been determined to range from one to 8 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three months ended March 31, 2015 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
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
Market Making, Sales, Trading and Execution Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and other equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Trading revenues, net (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and, in 2014, futures transactions) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Trading revenues, net on our Consolidated Statements of Operations.
Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Lease loss accrual, net on the Consolidated Statements of Operations.
Income taxes—The Company is a corporation subject to U.S. corporate income tax as well as non-U.S. income taxes in the jurisdictions in which it operates. The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
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

When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on our Class A Common Stock on the grant date and the historical volatility of our Class A Common Stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards.
A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 19 "Commitments and Contingent Liabilities" included in Part I, Item 1 "Financial Statements" of this Form 10-Q and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Change in accounting principle
As a result of the merger of BATS and Direct Edge in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method as the Company has significant influence following the merger. This change in accounting principal was applied retrospectively.
See Footnote 9 “Investments” and Footnote 2 "Significant Accounting Policies" included in Part I, Item 1 "Financial Statements" of this Form 10-Q for further discussion.
Accounting Standards Updates
Recently adopted accounting guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods after December 15, 2014, with early adoption permitted. We early adopted this ASU in 2014, which resulted in additional disclosures within our Consolidated Financial Statements.
In June 2014, the FASB issued an ASU that amends the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes and additional disclosures about certain transferred financial assets accounted for as sales were effective for reporting periods beginning after December 15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
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
In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for reporting periods beginning after December 15, 2015. Other than additional disclosure requirements, the adoption of this ASU is not expected to have an impact on our Consolidated Financial Statements.
In February 2015, the FASB issued an ASU which requires entities to evaluate whether they should consolidate certain legal entities. The ASU simplifies consolidation accounting by reducing the number of consolidation models that an entity may apply. The guidance is effective for us beginning after December 15, 2015 and early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for us retrospectively beginning after December 15, 2016 and early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.

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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at March 31, 2015 and 2014 was $2.64 billion and $2.59 billion, respectively, in long positions and $2.14 billion and $2.08 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $6.2 million using a hypothetical 10% increase in equity prices as of March 31, 2015, and an estimated loss of $7.6 million using a hypothetical 10% decrease in equity prices at March 31, 2015. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company uses both third party applications as well as its own internal systems in order to model and calculate stress risks to a variety of different scenarios.
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
Following the events of August 1, 2012, the Firm has taken numerous remedial measures designed to enhance its processes and controls. Today KCG has a robust framework to manage operational risk events. The framework includes a sound risk management governance structure, including a Chief Risk Officer, a Risk function, a Board Risk Committee and Management Risk Committee. Within the Risk function KCG has created a formal Operational Risk Management team lead by Global Head of Operational Risk, responsible for managing the Firm’s operational risk exposure. The Emergency Response Center has been established and is tasked with monitoring and responding to operational incidents and natural disasters in real time. The Emergency Management Plan ("EMP") sets forth procedures for firm-wide crisis response, should incidents go beyond the emergency solving capabilities of individual businesses. The EMP is tested several times a year with simulated emergencies of various kinds. Furthermore, the framework incorporates market access controls designed to closely monitor inbound and outbound orders and enable the rapid automatic shut-down for specific applications.
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
We rely heavily on technology and automation to perform many functions within KCG, which exposes us to various forms of cyber-attacks, including data loss or destruction, unauthorized access, unavailability of service or the introduction of malicious code. We have taken significant steps to mitigate the various cyber threats, and we devote significant resources to maintain and regularly upgrade our systems and networks and review the ever changing threat landscape. We have created a dedicated Information Security Group, created and filled the role of Information Security officer and formed an Information Security Steering Committee. In addition, we have enhanced the communication channels with government and law enforcement agencies for better information sharing and awareness. We will continue to periodically review policies and procedures to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement technology solutions that enhance preventive and detection capabilities. We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. However, such insurance may be insufficient to cover all losses.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	March 31, 2015	December 31, 2014
Liquidity Pool Composition
Holding companies
Cash held at banks	$400,563	$150,622
Money market and other highly liquid investments	301,176	152,077
KCGA
Cash held at banks	54,672	58,972
Money market and other highly liquid investments	95,328	81,997
Total Liquidity Pool	$851,739	$443,668
Cash and other highly liquid investments held by other subsidiary entities	$138,803	$135,100
In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lenders are at no time under any obligation to make any advances under the credit facilities, and any outstanding loans must be repaid on demand. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our credit facilities.
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
Our credit risk function’s process for managing credit risk includes a qualitative and quantitative risk assessment of significant counterparties prior to engaging in business activity, as well as on an ongoing basis. The review includes formal financial analysis and due diligence when appropriate.
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, KCG's disclosure controls and procedures are effective.
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
In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.
KCG may be exposed to certain risks associated with its recently commenced tender offer.
KCG and its stockholders may be exposed to certain risks as a result of the “modified Dutch auction” tender offer commenced by KCG on May 4, 2015. See Footnote 22, “Subsequent Events”. For example, the use of excess cash for the tender offer may reduce KCG’s ability to engage in significant acquisitions using cash. This may have an adverse effect on KCG’s ability to pursue opportunistic acquisitions of, or investments in, businesses and technologies, as there can be no assurance that KCG will be able to raise debt or equity financing for such acquisitions in the future. In addition, the tender offer will reduce KCG’s “public float” (the number of shares of the Company's Class A Common Stock owned by non-affiliate stockholders and available for trading in the securities markets). There can be no assurance that this reduction in KCG’s public float will not result in lower stock prices or reduced liquidity in the trading market for the Company's Class A Common Stock following completion of the tender offer. The reduction in shares of the Company's Class A Common Stock after the tender offer may also cause KCG to lose its status as a “well known seasoned issuer,” which may make any future debt or equity capital raisings more costly and time consuming. Finally, if certain large stockholders do not participate in the tender offer or do not participate significantly, it will further concentrate their ownership of KCG, which may limit the ability of KCG’s stockholders to influence corporate matters and may also have the effect of delaying, preventing or defeating a change of control. Any of the foregoing factors may have a material adverse effect on KCG’s business, financial condition or results of operations.

Item 2.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table contains information about our purchases of KCG Class A Common Stock during the first quarter of 2015 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015
Common stock repurchases	—		—	$55,038
Employee transactions (2)	307		—
Total	307	$12.17	—
February 1, 2015 - February 28, 2015
Common stock repurchases	—		—	$55,038
Employee transactions (2)	470		—
Total	470	$12.47	—
March 1, 2015 - March 31, 2015
Common stock repurchases	—		—	$55,038
Employee transactions (2)	55		—
Total	55	$12.34	—
Total
Common stock repurchases	—		—	$55,038
Employee transactions (2)	832		—
Total	832	$12.35	—
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, the Company’s Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of the Company’s outstanding KCG Class A Common Stock and KCG Warrants. Under the program, the Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. Through March 31, 2015, the Company had repurchased 8.1 million shares for $95.0 million under this program leaving $55.0 million available for additional repurchases. Following the end of the first quarter of 2015, on April 2, 2015, the Company’s Board of Directors authorized an expanded share repurchase program of up to $400.0 million of the Company's Class A Common Stock and warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). See Footnote 22, “Subsequent Events”.
(2) Represents shares of the Company's Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014, (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May 2015.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer