Form 10-Q
period 2015-06-30
KCG Holdings, Inc.
filed 2015-08-10
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
At August 6, 2015, the number of shares outstanding of the Registrant’s Class A Common Stock was 93,846,985 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2015

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$170,750	$206,780	$379,545	$465,077
Commissions and fees	87,370	104,776	187,331	217,033
Interest, net	(596)	(289)	(619)	659
Investment income and other, net	4,358	2,866	391,781	15,021
Total revenues	261,882	314,133	958,038	697,790
Expenses
Employee compensation and benefits	109,471	103,430	216,189	225,749
Execution and clearance fees	62,598	73,242	131,071	148,743
Communications and data processing	34,240	38,279	68,004	75,075
Depreciation and amortization	20,726	19,823	41,341	39,926
Payments for order flow	14,935	18,076	30,156	40,108
Debt interest expense	9,989	7,497	18,452	17,021
Collateralized financing interest	8,859	6,395	17,315	12,557
Occupancy and equipment rentals	7,474	8,235	14,814	16,520
Professional fees	5,694	7,337	16,875	12,739
Business development	3,025	2,609	4,882	4,292
Debt extinguishment charges	25,006	1,995	25,006	9,552
Other real estate related charges	6,327	1,941	6,459	2,207
Other	10,652	10,767	18,460	19,410
Total expenses	318,996	299,626	609,024	623,899
(Loss) Income from continuing operations before income taxes	(57,114)	14,507	349,014	73,891
Income tax (benefit) expense	(37,952)	5,520	118,875	27,987
(Loss) Income from continuing operations, net of tax	(19,162)	8,987	230,139	45,904
Loss from discontinued operations, net of tax	—	(67)	—	(1,320)
Net (loss) income	$(19,162)	$8,920	$230,139	$44,584
Basic (loss) earnings per share from continuing operations	$(0.18)	$0.08	$2.08	$0.40
Diluted (loss) earnings per share from continuing operations	$(0.18)	$0.08	$2.02	$0.39
Basic loss per share from discontinued operations	$—	$—	$—	$(0.01)
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.01)
Basic (loss) earnings per share	$(0.18)	$0.08	$2.08	$0.39
Diluted (loss) earnings per share	$(0.18)	$0.08	$2.02	$0.38
Shares used in computation of basic earnings (loss) per share	108,588	114,859	110,890	115,282
Shares used in computation of diluted earnings (loss) per share	108,588	117,601	113,809	118,170

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(19,162)	$8,920	$230,139	$44,584
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities, net of tax	(51)	(96)	137	(233)
Cumulative translation adjustment, net of tax	(433)	291	(1,056)	492
Comprehensive (loss) income	$(19,646)	$9,115	$229,220	$44,843

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets	(In thousands)
Cash and cash equivalents	$541,292	$578,768
Cash and cash equivalents segregated under federal and other regulations	3,600	3,361
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $429,665 at June 30, 2015 and $536,124 at December 31, 2014:
Equities	2,391,499	2,479,910
Listed options	117,934	144,586
Debt securities	185,938	82,815
Other financial instruments	355	60
Total financial instruments owned, at fair value	2,695,726	2,707,371
Collateralized agreements:
Securities borrowed	1,871,312	1,632,062
Receivable from brokers, dealers and clearing organizations	690,291	1,188,833
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	116,849	134,051
Investments	107,348	100,726
Goodwill and Intangible assets, less accumulated amortization	144,798	152,594
Deferred tax asset, net	180,673	154,759
Assets of business held for sale	—	40,484
Other assets	234,459	137,645
Total assets	$6,586,348	$6,830,654
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,785,493	$2,069,342
Listed options	93,113	115,362
Debt securities	159,551	101,003
Total financial instruments sold, not yet purchased, at fair value	2,038,157	2,285,707
Collateralized financings:
Securities loaned	741,732	707,744
Financial instruments sold under agreements to repurchase	995,667	933,576
Total collateralized financings	1,737,399	1,641,320
Payable to brokers, dealers and clearing organizations	529,748	676,089
Payable to customers	38,282	22,110
Accrued compensation expense	64,040	114,559
Accrued expenses and other liabilities	144,391	136,977
Income taxes payable	64,107	—
Capital lease obligations	3,877	6,700
Liabilities of business held for sale	—	2,356
Debt	495,113	422,259
Total liabilities	5,115,114	5,308,077
Equity
Class A Common Stock
Shares authorized: 1,000,000 at June 30, 2015 and December 31, 2014; Shares issued: 105,929 at June 30, 2015 and 127,508 at December 31, 2014; Shares outstanding: 94,419 at June 30, 2015 and 116,860 at December 31, 2014	1,059	1,275
Additional paid-in capital	1,429,368	1,369,298
Retained earnings	173,155	272,780
Treasury stock, at cost; 11,510 shares at June 30, 2015 and 10,649 shares at December 31, 2014	(133,562)	(122,909)
Accumulated other comprehensive income	1,214	2,133
Total equity	1,471,234	1,522,577
Total liabilities and equity	$6,586,348	$6,830,654

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended June 30, 2015
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2014	127,508	$1,275	$1,369,298	$272,780	(10,649)	$(122,909)	$2,133	$1,522,577
KCG Class A Common Stock repurchased and retired via Tender Offer	(23,571)	(236)	—	(329,764)	—	—	—	(330,000)
KCG Class A Common Stock repurchased	—	—	—	—	(861)	(10,653)	—	(10,653)
Stock-based compensation	1,844	18	58,561	—	—	—	—	58,579
Options exercised	118	2	1,044	—	—	—	—	1,046
Warrants exercised	30	—	247	—	—	—	—	247
Income tax provision-stock based compensation	—	—	218	—	—	—	—	218
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	137	137
Cumulative translation adjustment, net	—	—	—	—	—	—	(1,056)	(1,056)
Net income	—	—	—	230,139	—	—	—	230,139
Balance, June 30, 2015	105,929	$1,059	$1,429,368	$173,155	(11,510)	$(133,562)	$1,214	$1,471,234

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities	(In thousands)
Net income	$230,139	$44,584
Loss from discontinued operations, net of tax	—	(1,320)
Income from continuing operations, net of tax	230,139	45,904
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Realized gain from sale of KCG Hotspot	(385,026)	—
Deferred taxes	(25,781)	—
Unrealized gain on investments	(4,661)	(15,140)
Stock and unit-based compensation	56,422	32,907
Depreciation and amortization	41,341	39,926
Debt discount accretion and other debt related expenses	10,627	11,557
Other real estate related charges	6,459	2,207
Deferred rent	421	(129)
Receivable from BATS	(709)	—
Operating activities from discontinued operations	—	(1,119)
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(239)	(51,267)
Financial instruments owned, at fair value	11,645	(167,968)
Securities borrowed	(239,250)	(245,080)
Receivable from brokers, dealers and clearing organizations	498,543	(331,675)
Other assets	(32,938)	(8,009)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(247,549)	236,612
Securities loaned	33,988	91,433
Financial instruments sold under agreements to repurchase	62,091	309,160
Payable to brokers, dealers and clearing organizations	(146,341)	173,012
Payable to customers	16,172	141,323
Accrued compensation expense	(49,374)	(60,825)
Accrued expenses and other liabilities	6,965	(10,993)
Income taxes payable	64,107	—
Net cash (used in) provided by operating activities	(92,948)	191,836
Cash flows from investing activities
Cash received from sale of KCG Hotspot, net of cash provided	360,928	—
Proceeds and distributions from investments	2,517	48,627
Purchases of fixed assets and leasehold improvements	(13,238)	(14,781)
Capitalized software development costs	(9,244)	(5,615)
Purchases of investments	(2,376)	(593)
Sale of trading rights	—	554
Net cash provided by investing activities	338,587	28,192
Cash flows from financing activities
Repayment of Credit Agreement	—	(235,000)
Proceeds from issuance of 6.875% Senior Secured Notes, net	494,810	—
Repayment of 8.25% Senior Secured Notes	(305,000)	—
Repayment of convertible notes	(117,259)	—
Payment of debt issuance costs	(12,645)	—
Borrowings under capital lease obligations	—	4,525
Principal payments on capital lease obligations	(2,823)	(5,342)
Cost of common stock repurchased - Tender Offer	(330,000)	—
Cost of common stock repurchased	(10,653)	(58,119)
Stock options exercised	1,046	—
Warrants exercised	247	—
Income tax provision on stock awards exercised	218	—
Net cash used in financing activities	(282,059)	(293,936)
Effect of exchange rate changes on cash and cash equivalents	(1,056)	492
(Decrease) increase in cash and cash equivalents	(37,476)	(73,416)
Cash and cash equivalents at beginning of period	578,768	674,281
Cash and cash equivalents at end of period	$541,292	$600,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,140	$39,129
Cash paid for income taxes	$63,242	$14,040
Non-cash investing activities - Contribution of fixed assets to joint venture	$1,927	$—

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
As of June 30, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts in unlisted securities traded over-the-counter and through marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions that are executed within this segment; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communications network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.
Corporate and Other
The Corporate and Other segment invests principally in strategic financial services-oriented opportunities; allocates, deploys and monitors all capital; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments.
Sales of Businesses
Management from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine a business may return a higher value to stockholders, or is no longer core to its strategy, the Company may divest or exit such business.
In November 2013, the Company sold Urban Financial of America, LLC, (“Urban”), the reverse mortgage origination and securitization business that was previously owned by Knight to an investor group.
In November 2014, the Company sold certain assets and liabilities related to its Futures Commission Merchant (“FCM”) business to Wedbush Securities Inc.
In March 2015, the Company sold KCG Hotspot, the Company's spot institutional foreign exchange ECN, to BATS Global Markets, Inc. ("BATS").

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

See Footnote 4 "Sales of Businesses".
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
Change in accounting principle
As discussed in Footnote 10 "Investments", as a result of the merger of BATS and Direct Edge Holdings LLC ("Direct Edge") in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method.
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
Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased relate to market making and trading activities, and include listed and other equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and are reported at fair value. Trading revenues, net, which comprises trading gains, net of trading losses, are also recorded on a trade date basis.
Commissions, which primarily comprise commission equivalents earned on institutional client orders and volume based fees earned from providing liquidity to other trading venues, as well as related expenses, are also recorded on a trade date basis. In 2014, commissions earned by the Company’s former FCM, which was sold in November 2014, were recorded net of any commissions paid to independent brokers and recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest Income	$3,302	$3,777	$7,073	$7,128
Interest Expense	(3,898)	(4,066)	(7,692)	(6,469)
Interest, net	$(596)	$(289)	$(619)	$659
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Dividend Income	$13,973	$9,832	$30,717	$19,615
Dividend Expense	$(10,104)	$(8,203)	$(20,357)	$(15,778)
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
Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 6 “Fair Value” for a description of valuation methodologies applied to the classes of financial instruments at fair value.
Collateralized agreements and financings
Collateralized agreements consist of securities borrowed. Collateralized financings include securities loaned and financial instruments sold under agreements to repurchase.

•
Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to counterparties in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or posts cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, and obtains additional collateral or refunds excess collateral as necessary.

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
Repurchases of common stock
The Company may repurchase shares of KCG Class A Common Stock in the open market or through privately negotiated transactions. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock, which include shares repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards, at cost as a separate component of stockholders’ equity. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses and in certain other circumstances. For shares that are retired, the Company records its repurchases at cost, as a reduction in Class A Common Stock for the par value of such retired shares and a reduction in Retained earnings for the balance.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2015 and 2014, the Company recorded a loss of $0.4 million and a gain of $35 thousand, respectively on foreign currency transactions. For the six months ended June 30, 2015 and 2014, the Company recorded losses of $0.6 million and $0.7 million, respectively on foreign currency transactions.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax, on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.
Stock and unit based compensation
Stock and unit based compensation is measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 14 "Stock-Based Compensation" for further discussion.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Since January 2015, the Company has owned 50% of the voting shares and 50% of the equity of a joint venture (“JV”) which maintains microwave communication networks in the U.S. and Europe. The Company and its JV partner each use the microwave networks in connection with their respective trading activities, and the JV sells excess bandwidth that is not utilized by the JV members to third parties. The Company pays the JV for the communication services that it uses, and such amounts are recorded within Communications and data processing on the Consolidated Statements of Operations.
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
The following table presents the Company’s nonconsolidated VIE at June 30, 2015 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$2,982	$732	$2,982	$9,548
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

15, 2014. The additional disclosures for securities financing transactions are required for annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after March 15, 2015. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
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
In February 2015, the FASB issued an ASU which requires entities to evaluate whether they should consolidate certain legal entities. The ASU simplifies consolidation accounting by reducing the number of consolidation models that an entity may apply. The guidance is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively for reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
3. Tender Offer
On April 2, 2015, the Company’s Board of Directors authorized the repurchase of up to $400.0 million (including the previously unused $55.0 million of authority under the previously authorized repurchase program) of KCG Class A Common Stock and warrants to purchase shares of KCG Class A Common Stock (the "Warrants"). On May 4, 2015, the Company commenced a “modified Dutch auction” tender offer ("Tender Offer") that expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell up to $330.0 million of KCG Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by KCG in accordance with the terms of the Tender Offer.
Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, the Company accepted for purchase 23.6 million shares of the Company’s Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million excluding fees and expenses related to the Tender Offer. The 23.6 million shares of KCG Class A Common Stock that the Company accepted for purchase in the Tender Offer were retired as of June 9, 2015. As a result, the Company reduced Class A Common Stock and Retained earnings on the Consolidated Statements of Financial Condition by $0.2 million and $329.8 million, respectfully.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As the Tender Offer was oversubscribed, shares of KCG Common Stock were accepted on a pro rata basis (except for tenders of odd lots, which were accepted in full) at a proration factor, after giving effect to the priority of odd lots, of approximately 29.1%.
As of June 30, 2015, approximately $70.0 million in authority remains under the share repurchase program.
The Company incurred expenses of $2.1 million in connection with the Tender Offer, which were recorded within Professional fees in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.
Warrants
As a portion of the consideration in the Mergers, former GETCO unitholders received, in addition to KCG Class A Common Stock, 24.3 million Class A, Class B and Class C Warrants, which were issued in accordance with the Warrant Agreement, dated July 1, 2013, between KCG and Computershare Shareowner Services LLC (the “Warrant Agreement”) and which are subject to the terms and conditions of the Warrant Agreement.
The Warrant Agreement includes various anti-dilution and similar provisions that require adjustments to the exercise prices of the Class A, Class B and Class C Warrants and/or the number of shares of KCG Class A Common Stock issuable upon exercise of the Warrants upon certain events and actions taken by the Company, including the Company’s repurchase of KCG Class A Common Stock through a public tender offer.
As a result of the Company’s Tender Offer, as described above, the exercise price of each of the Class A, Class B and Class C Warrants was adjusted in accordance with the terms of the Warrant Agreement. All other terms of the Warrants remained the same.
As of June 8, 2015, the adjusted exercise price for each class of Warrants and the activity for the period ended June 30, 2015 was as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at January 1, 2015	8,114	8,114	8,113	24,341
Exercised	(133)	—	—	(133)
Warrants - Outstanding at June 30, 2015	7,980	8,114	8,113	24,207
4. Sales of Businesses
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
In September 2014, KCG entered into an agreement to sell certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The transaction closed on November 30, 2014 and as such, there are no assets or liabilities related to the FCM business on the December 31, 2014 Consolidated Statement of Financial Condition. As a result of KCG’ s decision to early adopt the aforementioned ASU that amended the requirements for reporting discontinued operations, the FCM is not considered a discontinued operation, and therefore the results of the FCM’s operations for the three and six months ended June 30, 2014 are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations.
In October 2014, the Company announced that it began to explore strategic options for KCG Hotspot. KCG Hotspot was a single disposal group that was considered to be held-for-sale as of December 31, 2014 and, as a result, certain assets and liabilities related to KCG Hotspot were included in Assets of business held for sale and Liabilities of business held for sale on the Consolidated Statement of Financial Condition as of December 31, 2014. The Company determined that the sale of KCG Hotspot did not represent a strategic shift that would have a major effect on its operations and financial results, and therefore KCG Hotspot did not meet the requirements to be treated as a discontinued operation under the recently adopted ASU relating to discontinued operations. As such, the results of KCG Hotspot's operations are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations for all applicable periods presented, including the first six months of 2015, through the sale date of March 13, 2015.
In March 2015, the Company completed the sale of KCG Hotspot to BATS. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. The additional potential payments were recorded at fair value in Other assets on the Consolidated Statements of Financial Condition and as of June 30, 2015, have a fair value of $62.8 million. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the Annual Payments remain contingent on BATS generating sufficient taxable net income to receive the tax benefits. The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the six months ended June 30, 2015. The net gain on the date of the sale of Hotspot of $373.8 million included direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the six months ended June 30, 2015.
The Company has elected the fair value option related to the $62.8 million receivable from BATS. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable inputs such as projected cash flows and market discount rates.

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

	June 30, 2015	December 31, 2014
Cash and cash equivalents segregated under federal or other regulations	$3,600	$3,361
Total assets segregated or held in separate accounts under federal or other regulations	$3,600	$3,361

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

6. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,391,499	$—	$—	$2,391,499
Listed options	117,934	—	—	117,934
U.S. government and Non-U.S. government obligations	117,725	—	—	117,725
Corporate debt	68,213	—	—	68,213
Foreign currency forward contracts	—	355	—	355
Total Financial instruments owned, at fair value	2,695,371	355	—	2,695,726
Investment in CME Group (2)	4,655	—	—	4,655
Other (3)	—	64,406	—	64,406
Total assets held at fair value	$2,700,026	$64,761	$—	$2,764,787
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,785,493	$—	$—	$1,785,493
Listed options	93,113	—	—	93,113
U.S. government obligations	91,272	—	—	91,272
Corporate debt	68,279	—	—	68,279
Total liabilities held at fair value	$2,038,157	$—	$—	$2,038,157

(1)	Equities of $826.5 million have been netted by their respective long and short positions by CUSIP number.

(2)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition.

(3)
Other consists of $62.8 million receivable from BATS related to the sale of KCG Hotspot and $1.6 million of deferred compensation investments which are included within Other assets and Investments, respectively, on the Consolidated Statements of Financial Condition.

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
As of June 30, 2015 and December 31, 2014 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
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
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At June 30, 2015 and December 31, 2014, the Company had foreign currency forward contracts with a notional value of 825.0 million Indian Rupees ($12.5 million U.S. dollars) and 700.0 million Indian Rupees ($10.9 million U.S. dollars), respectfully. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
The fair value of this forward contract was determined based upon spot foreign exchange rates and dealer quotations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other
Other primarily consists of the fair value of the Company's receivable from BATS as more fully described in Footnote 4 "Sales of Businesses". Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
7. Derivative Financial Instruments
The Company enters into derivative transactions as part of its trading activities and to manage foreign currency exposure. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.
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
The following tables summarize the fair value and number of derivative instruments held at June 30, 2015 and December 31, 2014 and the gains and losses included in the Consolidated Statements of Operations for the periods then ended. These instruments include those classified as Financial Instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts which are reported within Receivable from or Payable to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition (fair value and gain (loss) in thousands):

		June 30, 2015
	Financial Statements	Assets			Liabilities
	Location	Fair Value		Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$973		10,740	$322	6,932
Forward contracts	Financial instruments owned at fair value	355	0.001	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	17,539		24,777	15,673	21,936
Swap contracts	Receivable from brokers, dealers and clearing organizations	22		1	—	—
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	117,934		308,805	93,113	314,616
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	3,704		5,827	4,201	8,028
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	47,368		14,912	49,825	16,010
Total		$187,895		365,063	$163,134	367,522

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$1,212	8,108	$651	9,090
Forward contracts	Financial instruments owned at fair value	60	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,790	2,590	2,047	3,085
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	98	1	13	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	144,586	426,747	115,362	437,383
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	6,432	11,901	6,891	10,628
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	15,246	8,894	14,847	9,105
Total		$169,424	458,242	$139,811	469,292

		Gain (Loss) Recognized
	Financial Statements	For the three months ended June 30,		For the six months ended June 30,
	Location	2015	2014	2015	2014
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$(202)	$2,952	$806	$5,794
Forward contracts	Investment income and other, net	284	(120)	(10)	312
Equity
Futures contracts	Trading revenues, net	11,361	6,044	13,738	14,781
Swap contracts	Trading revenues, net	739	1,061	1,068	2,343
Listed options (1)	Trading revenues, net	(2,631)	2,212	(16,181)	(71,664)
Fixed income
Futures contracts	Trading revenues, net	16,377	5,118	24,921	13,947
Commodity
Futures contracts	Trading revenues, net	9,568	12,435	25,003	26,005
		$35,496	$29,702	$49,345	$(8,482)
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(6)	$—	$(6)	$168

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Under the ISDA master netting agreements, the Company typically also executes credit support annexes, which provide for collateral, either in the form of cash or securities, to be posted or paid by a counterparty based on the fair value of the derivative receivable or payable based on the rates and parameters established in the credit support annex. In the event of counterparty’s default, provisions of the ISDA master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated along with other unsecured claims in bankruptcy court.
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
The table below provides information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of offset associated with these arrangements exist and could have had an effect on our financial position (in thousands):

June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition (3)	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$117,934	$—	$117,934	$—	$—	$117,934
Foreign currency forward contracts	355	—	355	—	—	355
Swaps	22	—	22	—	—	22
Futures	69,584	66,284	3,300	—	—	3,300
Total Assets	$187,895	$66,284	$121,611	$—	$—	$121,611
Liabilities
Listed options	$93,113	$—	$93,113	$—	$11,422	$81,691
Futures	70,021	70,021	—	—	—	—
Total Liabilities	$163,134	$70,021	$93,113	$—	$11,422	$81,691
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
(3) The full amount of the liabilities related to futures of $70.0 million has been netted against the assets related to futures of $64.7 million as the Company maintains margin in excess of the net liability and such margin is utilized to offset any excess liability.

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
8. Collateralized Transactions
The Company receives financial instruments as collateral in connection with securities borrowed and financial instruments purchased under agreements to resell. Such financial instruments generally consist of equities, corporate obligations and obligations of the U.S. government, but may also include obligations of federal agencies, foreign governments and convertible securities. In most cases the Company is permitted to deliver or repledge these financial instruments in connection with securities lending, other secured financings or for meeting settlement obligations.
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

	June 30, 2015	December 31, 2014
Collateral permitted to be delivered or repledged	$1,816,698	$1,586,700
Collateral that was delivered or repledged	1,704,373	1,485,267
Collateral permitted to be further repledged by the receiving counterparty	345,956	147,696
In order to finance securities positions, the Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Repurchase agreements and other secured financings are short-term and mature within one year. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consist of equities, corporate obligations and obligations of the U.S. government, but may also include obligations of federal agencies, foreign governments and convertible securities.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	June 30, 2015	December 31, 2014
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$429,665	$536,124
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,057,213	979,652
The table below presents the gross carrying value of Securities loaned and Financial instruments sold under agreements to repurchase by class of collateral pledged (in thousands):

June 30, 2015		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$726,413	$879,472
U.S. government obligations	—	85,667
Corporate debt	15,319	30,528
Total	$741,732	$995,667

December 31, 2014		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$696,162	$832,614
U.S. government obligations	—	73,576
Corporate debt	11,582	27,386
Total	$707,744	$933,576
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
The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,871,312	$—	$1,871,312	$1,806,445	$15,467	$49,400
Receivable from brokers, dealers and clearing organizations (3)	21,845	—	21,845	21,845	—	—
Total Assets	$1,893,157	$—	$1,893,157	$1,828,290	$15,467	$49,400
Liabilities
Securities loaned	$741,732	$—	$741,732	$707,522	$15,467	$18,743
Financial instruments sold under agreements to repurchase	995,667	—	995,667	995,574	—	93
Total Liabilities	$1,737,399	$—	$1,737,399	$1,703,096	$15,467	$18,836
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
See Footnote 7 "Derivative Financial Instruments" for information related to the offsetting of derivatives in the Company's Consolidated Financial Statements.
Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (dollars in thousands):

As of June 30, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$741,732	$—	$—	$—	$741,732
Financial instruments sold under agreements to repurchase	85,667	535,000	225,000	150,000	995,667
Total	$827,399	$535,000	$225,000	$150,000	$1,737,399

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As of December 31, 2014	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$707,744	$—	$—	$—	$707,744
Financial instruments sold under agreements to repurchase	73,576	410,000	325,000	125,000	933,576
Total	$781,320	$410,000	$325,000	$125,000	$1,641,320
9. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Receivable:
Clearing organizations and other	$476,488	$1,073,480
Financial instruments purchased under agreement to resell	21,845	21,545
Securities failed to deliver	191,958	93,808
Total Receivable	$690,291	$1,188,833
Payable:
Clearing organizations and other	$461,000	$350,627
Securities failed to receive	68,748	325,462
Total Payable	$529,748	$676,089
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
10. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Strategic investments:
Investments accounted for under the equity method	$92,148	$86,328
Investments held at fair value	4,655	4,435
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,948	8,949
Total Strategic investments	105,751	99,712
Other investments	1,597	1,014
Total Investments	$107,348	$100,726
For the three months ended June 30, 2015 and 2014, the Company recorded income of $2.3 million and $2.1 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. For the six months ended June 30, 2015 and 2014, the Company recorded income of $4.5 million and $15.2 million, respectively, related to Investments accounted for under the equity method of accounting. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 13 "Related Parties".
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
Merger of BATS and Direct Edge

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
11. Goodwill and Intangible Assets
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
Intangible assets are assessed for recoverability when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company assesses intangible assets for impairment at the “asset group” level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As part of the assessment for impairment, the Company considers the cash flows of the respective asset group and assesses the fair value of the respective asset group. Step one of the impairment assessment for intangibles is performed using undiscounted cash flow models, which indicates whether the future cash flows of the asset group are sufficient to recover the book value of such asset group. When an asset is not considered to be recoverable, step two of the impairment assessment is performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital to determine the fair value of the intangible asset group. In cases where amortizable intangible assets and goodwill are assessed for impairment at the same time, the amortizable intangibles are assessed for impairment prior to goodwill being assessed.
No events occurred in the six months ended June 30, 2015 or 2014 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In the fourth quarter of 2014, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s goodwill by segment (in thousands):

	June 30, 2015	December 31, 2014
Market Making	$16,404	$16,404
Global Execution Services	907	907
Total	$17,311	$17,311
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to eight years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at June 30, 2015 and December 31, 2014 was approximately four and five years, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	June 30, 2015	December 31, 2014
Market Making
Technology	$49,951	$50,542
Trading rights	42,025	44,358
Total	91,976	94,900
Global Execution Services (1)
Technology	15,600	18,200
Customer relationships	10,111	10,833
Trade names	800	850
Total	26,511	29,883
Corporate and Other
Technology	9,000	10,500
Total	$127,487	$135,283

(1)
Excluded from the December 31, 2014 balance is $34.7 million of intangibles related to the KCG Hotspot which was held for sale at that time. As noted in Footnote 4 "Sales of Businesses", such amount is included in Assets of business held for sale at December 31, 2014.

		June 30, 2015	December 31, 2014
Technology (1)	Gross carrying amount	$124,305	$115,804
	Accumulated amortization	(49,754)	(36,562)
	Net carrying amount	74,551	79,242
Trading rights (2)	Gross carrying amount	62,468	62,468
	Accumulated amortization	(20,443)	(18,110)
	Net carrying amount	42,025	44,358
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(2,889)	(2,167)
	Net carrying amount	10,111	10,833
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(200)	(150)
	Net carrying amount	800	850
Total	Gross carrying amount	200,773	192,272
	Accumulated amortization	(73,286)	(56,989)
	Net carrying amount	$127,487	$135,283

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two and three years as of June 30, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2014 balance is $13.1 million of technology assets related to KCG Hotspot which as noted in Footnote 4 "Sales of Businesses", is included in Assets of business held for sale at December 31, 2014.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately six and seven years as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, $6.8 million of trading rights had indefinite useful lives.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 7 and 8 years as of June 30, 2015 and December 31, 2014, respectively. Lives may be reduced depending upon actual retention rates. Excluded from the December 31, 2014 balance is $19.0 million of customer relationships related to KCG Hotspot which as noted in Footnote 4 "Sales of Businesses", is included in Assets of business held for sale at December 31, 2014.

(4)
Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 8 and 9 years as of June 30, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2014 balance is $2.6 million of the trade name related to KCG Hotspot which as noted in Footnote 4 "Sales of Businesses", is included in Assets of business held for sale at December 31, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Amortization expense	$8,317	$8,732	$17,566	$17,226
As of June 30, 2015, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the six months ended December 31, 2015	$16,594
For the year ended December 31, 2016	32,856
For the year ended December 31, 2017	30,075
For the year ended December 31, 2018	16,763
For the year ended December 31, 2019	6,211
12. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$—	$—	$117,259	$116,819
8.25% Senior Secured Notes	—	—	305,000	309,194
6.875% Senior Secured Notes	495,113	480,259	—	—
Total Debt	$495,113	$480,259	$422,259	$426,013
The fair value of the Company's 6.875% Senior Secured Notes, 8.25% Senior Secured Notes and Cash Convertible Senior Subordinated Notes are based upon the value of such debt in the secondary market.
All of the above liabilities would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which the Convertible Notes were issued.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
On April 13, 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. The 8.25% Senior Secured Notes Indenture was satisfied and discharged on March 13, 2015. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.
6.875% Senior Secured Notes
On March 10, 2015, the Company entered into a purchase agreement with Jefferies LLC, as initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to sell, and the Initial Purchaser agreed to purchase, $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes”), pursuant to an indenture dated March 13, 2015 (the “6.875% Indenture”), in a private offering exempt from registration under the Securities Act. The 6.875% Senior Secured Notes were resold by the Initial Purchaser to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Year	Percentage
2017	103.438%
2018	101.719%
2019 and thereafter	100.000%
KCG may also redeem the 6.875% Senior Secured Notes, in whole or in part, at any time prior to March 15, 2017 at a price equal to 100% of the aggregate principal amount of the 6.875% Senior Secured Notes to be redeemed, plus a contractual make-whole premium and accrued and unpaid interest. In addition, at any time on or prior to March 15, 2017, KCG may redeem up to 40% of the aggregate principal amount of the 6.875% Senior Secured Notes with the net cash proceeds of certain equity offerings, at a price equal to 106.875% of the aggregate principal amount of the 6.875% Senior Secured Notes, plus accrued and unpaid interest, if any.
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance of capital stock. As of June 30, 2015, the Company was in compliance with these covenants.
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
The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of the 6.875% Senior Secured Notes. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.588%.
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
In 2013, the Company repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million totaling $117.3 million was drawn from cash held in a collateral account and the remainder of the $300.0 million was paid out of available cash, including proceeds from the sale of Urban.
In the first half of 2014, the Company repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, the Company wrote down $9.6 million of its capitalized debt costs associated with the Credit Agreement.
Revolving Credit Agreement
On June 5, 2015, KCG Americas LLC ("KCGA"), a wholly-owned broker dealer subsidiary of KCG, as borrower, and KCG, as guarantor, entered into a credit agreement (the "KCGA Facility Agreement”) with a consortium of banks. The KCGA Facility Agreement replaced the prior KCGA credit agreement, dated July 1, 2013, which was terminated as of June 5, 2015.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The KCGA Facility Agreement comprises two classes of revolving loans in a total aggregate committed amount of $355.0 million, including a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “KCGA Revolving Facility”): Borrowing Base A and Borrowing Base B (limited to a maximum loan amount of $115.0 million). The KCGA Revolving Facility also provides for future increases of the revolving credit facility of up to $145.0 million to a total of $500.0 million on certain terms and conditions.
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of June 30, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation ("NSCC").
KCGA is charged a commitment fee at a rate of 0.40% per annum on the average daily amount of the unused portion of the KCGA Facility Agreement.
The loans under the KCGA Facility Agreement will mature on June 5, 2017. The KCGA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by KCGA, any of its or KCG’s other subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of June 30, 2015, the Company was in compliance with these covenants.
The KCGA Facility Agreement also contains events of default customary for facilities of its type, including: nonpayment of principal, interest, fees and other amounts when due, inaccuracy of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration to material indebtedness; bankruptcy and insolvency events; material judgments; ERISA events; collateral matters; certain regulatory matters; and a “change of control”; subject, where appropriate, to threshold, notice and grace period provisions.
The terms of the prior KCGA credit agreement were substantially the same as the terms of the KCGA Facility Agreement, except that: (i) the facility size was $450.0 million with an uncommitted incremental revolving credit facility of up to $300.0 million on certain terms and conditions; (ii) for each Base Rate Loan, the interest rate per annum was equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Revolving A Loan, a margin of 1.75% per annum and (b) for each Revolving B Loan, a margin of 2.25% per annum and for each Eurodollar Loan, the interest rate per annum was equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Revolving A Loan, a margin of 1.75% per annum and (b) for each Revolving B loan, a margin of 2.25% per annum; (iii) the Revolving B Sublimit was $150.0 million; and (iv) the commitment fee was 0.35%.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.4 million which are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the term of the facility.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest expense (1)	$26,226	$7,349	$34,385	$16,765
Amortization of debt issuance cost (2)	9,428	2,791	10,362	11,557
Commitment fee	403	394	797	788
Total	$36,057	$10,534	$45,544	$29,110

(1)
The three and six months ended June 30, 2015 includes a $16.5 million charge for a contractual make-whole premium, as a result of the early retirement of the $305 million 8.25% Senior Secured Notes in April 2015, which was recorded as Debt extinguishment charges on the Consolidated Statements of Operations

(2)
The three and six months ended June 30, 2015 includes a $8.5 million charge for the writedown of capitalized debt costs, as a result of the early retirement of the $305 million 8.25% Senior Secured Notes in April 2015, which was recorded as Debt extinguishment charges on the Consolidated Statements of Operations. Of the $2.8 million of amortization of debt issuance cost incurred during the three months ended June 30, 2014, $2.0 million is included in Debt extinguishment charges and $0.8 million is in Other expenses in the Consolidated Statements of Operations. Of the $11.6 million of amortization of debt issuance cost incurred during the six months ended June 30, 2014, $9.6 million is included in Debt extinguishment charges and $2.0 million is in Other expenses in the Consolidated Statements of Operations. The writedown amounts were incurred as a result of the $50.0 million and $235.0 million repayment of the First Lien Credit Facility made during the three and six months ended June 30, 2014, respectively.

13. Related Parties
The Company interacts with one party which is the beneficial owner of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with certain investees for which KCG accounts for under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 10 "Investments" for the carrying value of these investees at June 30, 2015 and December 31, 2014 and for the Company's income with respect to its equity earnings from these investees for the three and six months ended June 30, 2015 and 2014.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Statements of Operations	2015	2014	2015		2014
Revenues
Commissions and fees	$2,636	$2,740	$6,128		$7,886
Trading revenues, net	1,804	541	3,905		1,355
Interest, net	131	130	357		318
Total revenues from related parties	$4,571	$3,411	$10,390		$9,559
Expenses
Execution and clearance fees(1)	$(4,180)	$(2,537)	$(8,808)		$(6,548)
Communications and data processing	1,299	—	2,409		—
Payment for order flow	1,073	—	2,253		—
Collateralized financing interest	134	120	247		279
Professional fees	—	—	5,507	—	—
Other expense	656	434	1,277		834
Total expenses incurred with respect to related parties	$(1,018)	$(1,983)	$2,885		$(5,435)
(1)    Represents net volume based fees received from providing liquidity to related trading venues.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Statements of Financial Condition	June 30, 2015	December 31, 2014
Assets
Securities borrowed	$45,466	$26,110
Receivable from brokers, dealers and clearing organizations	107,946	20,075
Other assets	67,167	—
Liabilities
Securities loaned	$1,267	$7,376
Payable to brokers, dealers and clearing organizations	40,128	8,509
Accrued expenses and other liabilities	4,626	5,667
In March 2015, the Company completed the sale of KCG Hotspot to BATS, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the six months ended June 30, 2015. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. The additional potential payments were recorded at their estimated fair value of $62.8 million in Other assets on the June 30, 2015 Consolidated Statement of Financial Condition and in the table above. See Footnote 4 "Sales of businesses" for additional information.
Additionally, for the first half of 2015, the Company paid one of the related parties $16.8 million in fees related to financing and advisory activities. The $16.8 million comprised $11.3 million that was capitalized as deferred debt costs within Other assets on the Consolidated Statement of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations and included in the table above.
In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
As part of the Company’s Tender Offer, it accepted for purchase validly tendered shares of the KCG Class A Common Stock at $14.00 per share from the following directors and stockholders, or their affiliates, who owned more than 10% of KCG Class A Common Stock (in thousands):

Name	Title/ Relationship	Number of Shares Purchased	Total Purchase Price
Stephen Schuler and related entities(1)	Director/Stockholder	1,708	$23,918
Daniel Tierney and related entities(2)	Director/Stockholder	1,798	25,176
GA-GTCO Interholdco, LLC(3)	Stockholder	8,285	115,989
Jefferies LLC	Stockholder	6,533	91,458

(1)
Includes (i) Stephen Schuler, (ii) Serenity Investments, LLC, a limited liability company organized under the laws of the state of Alaska (“Serenity”), of which Mr. Schuler and his wife separately hold equity interests that together represent a controlling interest and with respect to which Mr. Schuler may be deemed to share voting and dispositive power and (iii) the Schuler Family GST Trust dated June 6, 2003, a trust that holds securities with respect to which Mr. Schuler may be deemed to share voting and dispositive power. Mr. Schuler disclaims beneficial ownership of the securities held by Serenity except to the extent of his pecuniary interest therein.

(2)
Includes (i) Daniel Tierney and (ii) the Daniel V. Tierney 2011 Trust (the “Tierney Trust”), a trust of which Daniel Tierney is the settlor and beneficiary. Mr. Tierney does not have or share voting or dispositive power over the securities held by the Tierney Trust, but does have the power to revoke the Tierney Trust and acquire beneficial ownership of such securities within 60 days. Mr. Tierney disclaims beneficial ownership of the securities held by the Tierney Trust.

(3)
GA-GTCO Interholdco, LLC, an affiliate of General Atlantic, has appointed two directors to the Company’s board of directors (Rene Kern, an employee of General Atlantic and John C. (Hans) Morris, a former employee of General Atlantic). Neither director participated in the Tender Offer with respect to shares they hold directly.

The purchases from the individuals and entities listed above were on the same terms that were available to all of the Company’s stockholders.
See Footnote 3 "Tender Offer" for additional information on the Tender Offer.
14. Stock-Based Compensation
KCG Equity Incentive Plan
KCG Holdings, Inc. Amended and Restated Equity Incentive Plan (the "KCG Plan") was initially assumed from Knight in connection with the Mergers, and since the Mergers, has been maintained by the Company for the purpose of granting incentive awards to officers, employees and directors of the Company.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In April 2015, the Company’s Board of Directors approved and adopted an amended and restated version of the KCG Plan, the KCG Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan (“the Amended 2015 Plan”), subject to approval by the KCG stockholders which was obtained on May 12, 2015 at the Company’s annual meeting of stockholders.
The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of restricted stock units ("RSUs") and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards.
The Company expects that future equity awards granted as a component of annual incentive compensation (the “Annual Equity Awards”) under the Amended 2015 Plan will provide for continued vesting following a grantee’s voluntary resignation of employment, subject to ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period. In the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") amended the terms of existing RSUs awarded as Annual Equity Awards in respect of the 2012, 2013 and 2014 performance years (the "Outstanding Annual RSUs") to provide for the continued vesting as outlined above (the “Continued Vesting Amendment”).
As of June 30, 2015, there were approximately 28.7 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 15.4 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
The Amended 2015 Plan is administered by the Compensation Committee, and allows for the grant of stock options, stock appreciation rights ("SARs"), restricted stock and RSUs (collectively, the “awards”), as defined by the Amended 2015 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the Amended 2015 Plan also limits the number of awards that may be granted to a single individual.
Restricted Shares and Restricted Stock Units
The Company has historically awarded RSUs to eligible officers, employees and directors as a component of annual incentive compensation, and has also made off-cycle grants of RSUs for purposes of one-time, special or retention awards ("Off-Cycle Grants"). The majority of RSUs that have been granted by the Company vest ratably over three years and are subject to accelerated vesting, or continued vesting, following the grantee’s termination of employment, in accordance with the applicable award documents and employment agreements between the Company and the grantee. Officers, employees and directors generally become vested in outstanding RSUs upon a qualifying retirement, and the Amended 2015 Plan otherwise provides the Compensation Committee with the discretion to fully vest participants in outstanding RSUs in certain other circumstances.
As a result of implementing the Continued Vesting Amendment described above, the Outstanding Annual RSUs are no longer considered to have a service condition from an expense perspective. This change resulted in the acceleration of the unrecognized expense associated with such awards and the Company recorded a charge of $28.8 million in Employee compensation and benefits in the Consolidated Statements of Operations for the three and six months ended June 30, 2015. Beginning in the second quarter of 2015, the Company also began to recognize the expense associated with anticipated Annual Equity Awards that are expected to be awarded to employees in early 2016 as part of their annual incentive compensation in respect of the 2015 performance year.
The Company measures compensation expense related to Off-Cycle Grants (and previously for Outstanding Annual RSUs) based on the fair value of KCG Class A Common Stock at the date of grant. For anticipated Annual Equity Awards related to the 2015 performance year which are expected to be granted in early 2016, the Company accrues compensation expense based on the estimated value of such future awards. The amount accrued during the year for Annual Equity Grants is included in Accrued compensation on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Compensation expense from continuing operations relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Stock award compensation expense (1)	$40,041	$14,937	$54,296	$31,175
Income tax benefit	15,216	5,676	20,632	11,846

(1)	Included in the 2015 amounts is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.
The following table summarizes restricted awards activity for the six months ended June 30, 2015 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2014	9,147	$10.77
Granted	2,439	12.25
Vested	(2,209)	11.07
Forfeited	(595)	11.36
Outstanding at June 30, 2015	8,782	$11.06
There is $21.3 million of unamortized compensation related to unvested RSUs outstanding at June 30, 2015 (awards not comprising the Outstanding Annual RSUs). The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 1.08 years.
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
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the six months ended June 30, 2015 or 2014.
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Stock option and SAR compensation expense	$928	$958	$1,941	$1,920
Income tax benefit	353	364	738	730
The following table summarizes stock option and SAR activity and stock options exercisable for the six months ended June 30, 2015 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2014 (1)	4,691	$17.41
Granted at market value	—	—
Exercised	(118)	8.24
Forfeited or expired	(62)	29.12
Outstanding at June 30, 2015 (1)	4,511	$17.49	$4,524	2.91
Exercisable at June 30, 2015	1,685	$21.11	$1,418	2.79
Available for future grants at June 30, 2015 (2)	15,370

(1)	Includes 1.7 million SARs.

(2)	Represents options, SARs and awards available for grant under the Amended 2015 Plan.
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options multiplied by the number of shares. The total intrinsic value and cash received from options exercised during the six months ended June 30, 2015 is $0.6 million and $1.0 million, respectively. There were no stock options or SARs exercised during the six months ended June 30, 2014.
There is $1.4 million of unamortized compensation related to unvested stock options and SARs outstanding at June 30, 2015. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.4 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at both June 30, 2015 and December 31, 2014 related to incentive units was $2.9 million and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a summary of the changes in the incentive units for the six months ended June 30, 2015 (units in thousands):

Vested
Incentive units at December 31, 2014	38
Issued	—
Vested	—
Exercised	(3)
Canceled	—
Incentive units at June 30, 2015	36
Totals may not add due to rounding.
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Incentive units	$33	$(14)	185	(188)
15. Income Taxes
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
The following table reconciles the U.S. federal statutory income tax rate to the Company's actual income tax rate from continuing operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	3.0%	4.7%	2.8%	2.6%
Recognition of state deferred tax assets and net operating losses, net of U.S. federal income tax effect	28.4%	—%	(4.7)%	—%
Nondeductible expenses(1)	0.2%	1.5%	—%	0.6%
Foreign Taxes	—%	(1.1)%	—%	(0.1)%
Other, net	(0.2)%	(2.1)%	0.9%	(0.2)%
Actual income tax rate(2)	66.4%	38.0%	34.0%	37.9%

(1)	Nondeductible expenses include nondeductible meals and entertainment.

(2)	Represents a benefit on Loss from continuing operations before income taxes for the three months ended June 30, 2015.
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
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize the majority of its federal deferred tax assets in the future, and except as noted below with respect to certain net operating losses ("NOLs"), no valuation allowance has been recorded at June 30, 2015 with respect to such federal deferred tax assets. Management believes that positive evidence including

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the Company's history of sustainable profitability, actual profitability, and its forecasts of future profitability outweighs the negative evidence. In accordance with Section 382 of the Internal Revenue Code, a change in equity ownership of greater than 50% of a corporation within a three-year period results in an annual limitation on the corporation’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of the Mergers as well as prior ownership changes, Knight experienced ownership changes under Section 382 and as a result, the rate of utilization of NOL carryforwards generated by Knight may be limited. The Company does not believe that these limitations will have a significant effect on the Company's ability to utilize its anticipated federal NOL carryforward. The Company's U.S. federal NOL carryforwards will begin to expire in 2019.
At June 30, 2015, the Company had total U.S. federal NOL carryforwards of $133.5 million, of which $28.5 million were generated by Knight in periods prior to the Mergers. At June 30, 2015 the Company recorded a deferred tax asset related to these federal NOLs of $46.7 million and a partially offsetting valuation allowance of $6.8 million which represents the portion of these NOL carryforwards that are considered more likely than not to expire unutilized.
Prior to the second quarter of 2015, the Company had recorded a partial valuation allowance against certain state and local net operating losses and other deferred tax assets as it was more likely than not that the benefit of such items would not be realized. During the second quarter of 2015, the Company reversed this valuation allowance as these loss carryforwards and other deferred tax assets are now expected to be utilized based upon an internal restructuring.
At June 30, 2015, the Company had, in multiple jurisdictions, aggregate state and local NOL carryforwards of $1.76 billion, all of which were generated by Knight in periods prior to the Mergers. The Company recorded deferred income tax assets related to these NOLs of $50.8 million as of June 30, 2015 and partially offsetting valuation allowances of $29.1 million, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.
At June 30, 2015, the Company had non-U.S. NOL carryforwards of $86.4 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $19.5 million for these NOL carryforwards as of June 30, 2015 along with an offsetting U.S. federal deferred tax liability of $19.5 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely.
At June 30, 2015, the Company had U.S. Federal tax credit carryforwards comprising general business credit carryforwards of $4.4 million and alternative minimum tax credit carryforwards $6.8 million.
As of June 30, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2011 through 2013, and to non-U.S. income tax examinations for the tax years 2007 through 2014. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2013. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At June 30, 2015, the Company had $2.4 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At December 31, 2014, the Company had $2.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

16. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance March 31, 2015	$540	$1,158	$1,698
Other comprehensive income (loss)	(51)	(433)	(484)
Balance June 30, 2015	$489	$725	$1,214

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2014	$352	$1,781	$2,133
Other comprehensive income (loss)	137	(1,056)	(919)
Balance June 30, 2015	$489	$725	$1,214

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance March 31, 2014	$(101)	$1,566	$1,465
Other comprehensive income (loss)	(96)	291	195
Balance June 30, 2014	$(197)	$1,857	$1,660

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$36	$1,365	$1,401
Other comprehensive income (loss)	(233)	492	259
Balance June 30, 2014	$(197)	$1,857	$1,660
17. Writedowns and Other Charges
Debt extinguishment charges
During the second quarter of 2015, the Company wrote off $8.5 million of capitalized debt costs and paid $16.5 million as a contractual make-whole premium related to the early retirement of the Company's 8.25% Senior Secured Notes. See Footnote 12 "Debt" for further details.
During the three and six months ended June 30, 2014, the Company made $50.0 million and $235.0 million principal repayments under the Credit Agreement, respectively. As a result, the Company wrote off $2.0 million and $9.6 million, respectively, in capitalized debt costs.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other real estate related charges
During the second quarter of 2015, the Company recorded $6.3 million of accelerated amortization and depreciation of leasehold improvements and fixed assets related to excess real estate in its Jersey City and Chicago offices. See Footnote 23 "Subsequent events" for further discussion on real estate matters.
The Company recorded a $0.1 million lease loss accrual related to excess real estate capacity in the first quarter of 2015.
For the three and six months ended June 30, 2014, the Company recorded $1.9 million and $2.2 million, respectively, of net lease loss accruals related to excess real estate capacity.
18. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income (loss) from continuing operations by the weighted average shares of the Company's Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and Warrants to purchase shares of the Company's Class A Common Stock were exercised and restricted awards were to vest.
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 21.0 million and 28.3 million for the three months ended June 30, 2015 and 2014, respectively. The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 18.3 million and 28.3 million for the six months ended June 30, 2015 and 2014, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,
	2015		2014
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
(Loss) Income from continuing operations and shares used in basic calculations	$(19,162)	108,588	$8,987	114,859
Effect of dilutive stock based awards
Restricted awards		—		2,653
Stock options and SARs		—		89
Warrants		—		—
(Loss) Income from continuing operations and shares used in diluted calculations	$(19,162)	108,588	$8,987	117,601
Basic (loss) earnings per common share from continuing operations		$(0.18)		$0.08
Diluted (loss) earnings per common share from continuing operations		$(0.18)		$0.08

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the six months ended June 30,
	2015		2014
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$230,139	110,890	$45,904	115,282
Effect of dilutive stock based awards
Restricted awards		2,192		2,796
Stock options and SARs		340		92
Warrants		387		—
Income from continuing operations and shares used in diluted calculations	$230,139	113,809	$45,904	118,170
Basic earnings per common share from continuing operations		$2.08		$0.40
Diluted earnings per common share from continuing operations		$2.02		$0.39
19. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2015 or 2014.
20. Commitments and Contingent Liabilities
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
In November 2014, prior to the court’s decision on defendants’ motion to dismiss, the parties participated in a court-ordered mediation. Following the mediation, in December 2014 the parties reached an agreement in principle to settle the Fernandez Action. On February 9, 2015, the parties entered into a Stipulation of Settlement that, once approved by the District Court, will resolve the litigation and result in the Fernandez Action being dismissed with prejudice.  Pursuant to an Order filed on March 2, 2015, the District Court preliminarily approved the settlement of the Fernandez Action and set July 1, 2015 for the final settlement hearing. Under the terms of the proposed settlement, Knight agreed that certain of its insurance carriers would pay $13.0 million to stockholders in the class. The settlement requires no direct payment by any of the defendants. Under the proposed settlement, defendants and various of their related persons and entities will receive a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period. The proposed settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit. The settlement will not have an effect on the Company’s results of operations because the full amount of the proposed settlement will be paid by the Company’s insurance carriers. As of April 1, 2015, the full amount of the proposed settlement was deposited by the insurance carriers into an escrow account. On July 1, 2015, the District Court held a final settlement hearing, during which the District Court approved the settlement. On July 6, 2015, the District Court entered the judgment and the case was closed.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators. SROs, as well actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

sanctions for non-compliance by broker-dealers and similar entities, as well as an enhanced interest on transactions involving microcap securities. The Company is currently the subject of various regulatory reviews and investigations by both U.S. and foreign regulators and SROs, including the SEC, the Department of Justice, FINRA, FCA and the AMF. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action.
In addition, there has been an increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, high frequency trading, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in process of responding.
In May 2015, the Company received a Wells Notice from the staff of the New York office of the SEC concerning the handling of orders by KCGA (formerly, Knight Capital Americas LLC) in Over-the-Counter securities quoted on OTC Link (an inter-dealer quotation system formerly referred to as the “Pink Sheets”) during the period of January 1, 2010 through July 2013, which indicated that the staff made a preliminary determination to recommend that the Commission file an enforcement action alleging that KCGA violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933. KCGA and the staff of the SEC recently reached an agreement in principle pursuant to which KCGA would pay a fine in the sum of $300,000, disgorge approximately $686,000 and pay approximately $70,000 in prejudgment interest. The proposed settlement would take the form of an administrative cease-and-desist order in which KCGA would neither admit nor deny the Commission’s findings. The agreement in principle is subject to final agreement on the settlement papers and final approval by the SEC. As of June 30, 2015, the Company has fully accrued for the amount of the proposed settlement.
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At June 30, 2015, the obligations have a weighted-average interest rate of 3.41% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at June 30, 2015 consist of (in thousands):

Minimum Payments
Six months ended December 31, 2015	$1,278
2016	2,126
2017	620
Total	$4,024
The total interest expense related to capital leases for the three and six months ended June 30, 2015, and 2014 included in the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest expense - Capital leases	$54	$102	$122	$190
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.3 million and $5.0 million for the three months ended June 30, 2015 and 2014, respectively, and $8.9 million and $10.1 million for the six months ended June 30, 2015 and 2014, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases. As of June 30, 2015, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Six months ending December 31, 2015	$13,883	$2,470	$11,413
Year ending December 31, 2016	27,938	4,994	22,944
Year ending December 31, 2017	26,395	4,508	21,887
Year ending December 31, 2018	25,550	4,211	21,339
Year ending December 31, 2019	23,671	3,630	20,041
Thereafter through December 31, 2027	64,589	10,244	54,345
Total	$182,026	$30,057	$151,969
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At June 30, 2015, the Company had provided letters of credit for $11.5 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
Guarantees
The Company is a member of exchanges that trade and clear futures contracts. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. Although the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other nondefaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the financial statements for these agreements and management believes that any potential requirement to make payments under these agreements is remote.
There were no compensation guarantees at June 30, 2015 or 2014 that extended beyond the respective year end.
21. Financial instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
As a market maker in global equities, fixed income, futures, options, commodities and currencies, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity and option securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

22. Business Segments
As of June 30, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities DMM on the NYSE and NYSE Amex. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts in unlisted securities traded over-the-counter and through marketplaces operated by the OTC Markets Group Inc. and the AIM of the London Stock Exchange.
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions that are executed within this segment; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for global equities.
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
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended June 30, 2015:
Revenues	$192,328	$63,522	$6,032	$261,882
Pre-tax earnings	4,402	(9,937)	(51,579)	(57,114)
Total assets	4,627,324	710,575	1,248,449	6,586,348
For the three months ended June 30, 2014:
Revenues	$218,446	$85,903	$9,784	$314,133
Pre-tax earnings	36,004	736	(22,233)	14,507
Total assets	4,303,928	1,560,919	1,797,627	7,662,474
For the six months ended June 30, 2015:
Revenues	$416,876	$527,788	$13,374	$958,038
Pre-tax earnings	43,742	371,121	(65,849)	349,014
Total assets	4,627,324	710,575	1,248,449	6,586,348
For the six months ended June 30, 2014:
Revenues	$495,792	$173,123	$28,875	$697,790
Pre-tax earnings	112,036	2,752	(40,897)	73,891
Total assets	4,303,928	1,560,919	1,797,627	7,662,474
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Included in Revenues and Pre-tax earnings within Global Execution Services for the six months ended June 30, 2015 are results of KCG Hotspot up through March 13, 2015, the date of the sale. Also included in Revenues and Pre-tax earnings for the six months ended June 30, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively. Additionally, Revenue and Pre-tax earnings from KCG Hotspot and the Company's former FCM business are included in the Global Execution Services segment for the three and six months ended June 30, 2014.
23. Subsequent Events
The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued. The Company did not have any subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements except the following:
Relocation of Global Headquarters
In July 2015, the Company entered into an agreement to relocate its global headquarters from Jersey City, NJ to New York City. Under a plan authorized by the Board of Directors, the Company will reduce occupied space and consolidate offices in Jersey City, NJ and New York, NY. The Company’s new headquarters will encompass 169,000 square feet at 300 Vesey Street, in lower Manhattan. The relocation is expected to be substantially completed by the end of 2016.
The Company expects to recognize net charges in the third quarter of 2015 of approximately $20.0 million with respect to the early termination of its leases at its Jersey City, NJ and New York, NY premises. The Company also expects to record accelerated amortization and depreciation in the third quarter of 2015 of approximately $1.8 million as a result of abandoning a portion of such space in the third quarter of 2015, and additional amortization and depreciation of approximately $5.0 million per quarter through the end of 2016 as a result of shortening the remaining useful lives of these premises.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the strategic business combination (the "Mergers") of Knight Capital Group, Inc. (“Knight”) and GETCO Holding Company, LLC (“GETCO”); (ii) difficulties and delays in fully realizing cost savings and other benefits of the Mergers and the inability to manage trading strategy performance and sustain revenue and earnings growth (iii) the sale of KCG Hotspot; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk (such as the events that affected Knight on August 1, 2012), legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (x) the effects of increased competition and KCG's ability to maintain and expand market share; and (xi) the plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
Executive Overview
We are a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. We combine advanced technology with specialized client service across market making, agency execution and trading venues and also engages in principal trading via exchange-based electronic market making. We have multiple access points to trade global equities, options, futures, fixed income, currencies and commodities via voice or automated execution.
Results of Operations
As of June 30, 2015, our operating segments comprised the following:

•
Market Making— Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). We are an active participant on all major global equity and futures exchanges and also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts in unlisted securities traded over-the-counter and through marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange.

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, futures, options, and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions that are executed within this segment; however, we may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communications network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.

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
In March 2015, we completed the sale of KCG Hotspot to BATS Global Markets, Inc. ("BATS"). The Company and BATS have agreed to share certain tax benefits, which could result in future payments to us of up to approximately $70.0 million in the three-year period following the close, consisting of a $50 million payment in 2018 and annual payments of up to $6.6 million per year (the “Annual Payments”) each year, from 2016 up to and including 2018. The additional potential payments were recorded at fair value in Other assets on the Consolidated Statements of Financial Condition and as of June 30, 2015, have a fair value of $62.8 million. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the Annual Payments remain contingent on BATS generating sufficient taxable net income to receive the tax benefits. As of June 30, 2015, such trading volume targets have been achieved. We recorded a gain on sale of $385.0 million which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the six months ended June 30, 2015. The net gain on the sale of Hotspot was $373.8 million including direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the six months ended June 30, 2015.
The results of the business and gains on sale of the FCM and KCG Hotspot are included in the Global Execution Services segment and continuing operations, up through the dates of their respective sales. For additional information, see Footnote 4 "Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax (loss) earnings from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Market Making
Revenues	$192,328	$218,446	$416,876	$495,792
Expenses	187,926	182,442	373,134	383,756
Pre-tax earnings	4,402	36,004	43,742	112,036
Global Execution Services
Revenues	63,522	85,903	527,788	173,123
Expenses	73,459	85,167	156,667	170,371
Pre-tax (loss) earnings	(9,937)	736	371,121	2,752
Corporate and Other
Revenues	6,032	9,784	13,374	28,875
Expenses	57,611	32,017	79,223	69,772
Pre-tax loss	(51,579)	(22,233)	(65,849)	(40,897)
Consolidated
Revenues	261,882	314,133	958,038	697,790
Expenses	318,996	299,626	609,024	623,899
Pre-tax (loss) earnings	$(57,114)	$14,507	$349,014	$73,891
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
Additionally, prior to 2015, funding costs of inventory positions remained in the Corporate and Other segment, primarily within Collateralized financing interest on the Consolidated Statements of Operations. These costs were subsequently charged out to the Market Making and Global Execution Services segments primarily through the Interest, net line item, with an equal and offsetting revenue item within the Corporate and Other segment. With the move of the self-clearing team to a support function, these third party costs are now charged directly to the businesses within the Market Making and Global Execution Services segments. This shift in how our self-clearing unit is reported has no impact to the Consolidated Statements of Operations, nor any of the individual line items within it. However, on a segment level, this decreases the amount of total revenues reported by the Corporate and Other segment, as it no longer records the offsetting revenue for these third party funding costs. This change in the measurement of segment profitability, which has no impact to the consolidated results, is reported prospectively and, therefore, is not reflected in the financial results for any period prior to January 1, 2015.
Reconciliation of GAAP Revenues and Pre-Tax Earnings to Non-GAAP Revenues and Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate certain changes which we believe are unrelated to our core operations.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three and six months ended June 30, 2015 and 2014.

The following tables provide a full reconciliation of GAAP to non-GAAP revenues ("Adjusted revenues") and pre- tax results ("Adjusted pre-tax earnings") for the three and six months ended June 30, 2015 and 2014 (in thousands):

Three months ended June 30, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$4,402	$(9,937)	$(51,579)	$(57,114)
Accelerated stock-based compensation	19,844	8,202	803	28,849
Debt make-whole premium	—	—	16,500	16,500
Writedown of capitalized debt costs	—	—	8,506	8,506
Other real estate related charges	—	—	6,327	6,327
Adjusted pre-tax earnings	$24,246	$(1,735)	$(19,443)	$3,068
Totals may not add due to rounding

Three months ended June 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$36,004	$736	$(22,233)	$14,507
Compensation related to reduction in workforce	383	1,886	800	3,069
Writedown of capitalized debt costs	—	—	1,995	1,995
Other real estate related charges	452	—	1,489	1,941
Adjusted pre-tax earnings	$36,839	$2,622	$(17,949)	$21,512
Totals may not add due to rounding

Six months ended June 30, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$416,876	$527,788	$13,374	$958,038
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Adjusted revenues	$416,876	$142,762	$13,374	$573,012
Totals may not add due to rounding

Six months ended June 30, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$43,742	$371,121	$(65,849)	$349,014
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Accelerated stock-based compensation	19,844	8,202	803	28,849
Debt make-whole premium	—	—	16,500	16,500
Writedown of capitalized debt costs	—	—	8,506	8,506
Professional fees related to the sale of KCG Hotspot	—	6,736	—	6,736
Other real estate related charges	—	—	6,459	6,459
Compensation expense related to the sale of KCG Hotspot	—	4,457	—	4,457
Adjusted pre-tax earnings	$63,586	$5,490	$(33,581)	$35,495
Totals may not add due to rounding

Six months ended June 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$495,792	$173,123	$28,875	$697,790
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Adjusted revenues	$495,792	$173,123	$19,231	$688,146
Totals may not add due to rounding

Six months ended June 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$112,036	$2,752	$(40,897)	$73,891
Writedown of capitalized debt costs	—	—	9,552	9,552
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Compensation related to reduction in workforce	383	1,886	800	3,069
Other real estate related charges	811	—	1,396	2,207
Adjusted pre-tax earnings	$113,230	$4,638	$(38,793)	$79,075
Totals may not add due to rounding
Consolidated revenues for the three months ended June 30, 2015 of $261.9 million decreased $52.3 million from the $314.1 million in the same period a year ago. Consolidated adjusted pre-tax earnings from continuing operations for the three months ended June 30, 2015 was $3.1 million as compared to $21.5 million in the same period in 2014.
The Company’s net revenues, which we define as adjusted revenues, less execution and clearance fees, payments for order flow, and collateralized financing interest (“adjusted net revenues”) were $175.5 million for the three months ended June 30, 2015, compared to $216.4 million for the comparable period in 2014.
Adjusted pre-tax earnings for the three months ended June 30, 2015 exclude non-GAAP adjustments totaling $60.2 million. These items primarily comprise the expense related to the acceleration of stock-based compensation as a result of an amendment to vesting provisions made to prior years' bonus-related annual equity awards, charges related to the early retirement of debt including a contractual make-whole premium and writedown of capitalized debt costs as well as various real estate related charges comprising the accelerated amortization of leasehold improvements for excess real estate in the Jersey City and Chicago offices. Adjusted pre-tax earnings for the three months ended June 30, 2014 exclude non-GAAP adjustments totaling $7.0 million comprising compensation related to reduction in workforce, writedown of capitalized debt costs and various real estate charges. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
Consolidated adjusted revenues for the six months ended June 30, 2015 of $573.0 million decreased $115.1 million from $688.1 million the same period a year ago. Consolidated adjusted pre-tax earnings from continuing operations for the six months ended June 30, 2015 was $35.5 million as compared to $79.1 million in 2014.
The Company’s adjusted net revenues were $394.5 million for the six months ended June 30, 2015, compared to $486.7 million for the comparable period in 2014.
Adjusted pre-tax earnings for the six months ended June 30, 2015 exclude net non-GAAP adjustments totaling a benefit of $313.5 million. These items primarily comprise the items noted for the three months ended June 30, 2015 as well as the gain on sale of KCG Hotspot as well as professional fees and compensation related to the sale of KCG Hotspot. Adjusted pre-tax earnings for the six months ended June 30, 2014 exclude net non-GAAP adjustments totaling $5.2 million. These items primarily comprise the writedown of capitalized debt costs, real estate related charges and compensation related to a reduction in workforce offset, in part, by a gain on the BATS and Direct Edge Holdings LLC ("Direct Edge") merger. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
The changes in our adjusted pre-tax earnings by segment from the three and six months ended June 30, 2014 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended June 30, 2015 was $24.2 million, compared to adjusted pre-tax earnings of $36.8 million for the comparable period in 2014. Our adjusted pre-tax earnings from Market Making for the six months ended June 30, 2015 was $63.6 million, compared to adjusted pre-tax earnings of $113.2 million for the comparable period in 2014. Results for the three and six months ended June 30, 2015 were affected by a decrease in revenues due to lower market volatility which also particularly impacted the performance of both our direct-to-client and non-client trading strategies. Pre-tax earnings were also negatively impacted by the high levels of competition across all product classes offset, in part, by lower expenses.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended June 30, 2015 was a loss of $1.7 million, compared to adjusted pre-tax earnings of $2.6 million for the comparable period in 2014. Our adjusted pre-tax earnings from Global Execution Services for the six months ended June 30, 2015 was $5.5 million, compared to $4.6 million for the comparable period in 2014. The results were affected by the sale of KCG Hotspot, which was completed in the first quarter of 2015, as well as lower volumes offset, in part, by improvements in our algorithmic trading and ETF businesses and lower expenses.

•
Corporate and Other— Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $19.4 million for the three months ended June 30, 2015 compared to a loss of $17.9 million for the comparable period in 2014. Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $33.6 million for the six months ended June 30, 2015 compared to a loss of $38.8 million for the comparable period in 2014. The decrease is due to lower compensation accruals related to a decrease in profitability.

Other real estate related charges
In the second quarter of 2015 we adopted a plan to consolidate our metro New York City area real estate, which currently comprises our Jersey City, NJ and in New York, NY locations, through a relocation of our corporate headquarters to lower Manhattan in late 2016. As a result of this plan, we expect to abandon the majority of our Jersey City premises on a staggered basis through the end of 2016 and expect to abandon our current New York City premises by the end of 2016.
Upon adopting this plan, we prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these properties to reflect the projected abandonment dates. In the second quarter of 2015 we recorded accelerated depreciation and amortization of approximately $1.8 million for space that will be abandoned in July 2015, and we anticipate a similar cost for the third quarter of 2015. In addition, we recorded incremental depreciation and amortization of approximately $1.4 million in the second quarter of 2015 for space that we anticipate abandoning through the end of 2016, and expect to record approximately $5.0 million per quarter of incremental depreciation and amortization through the end of 2016 as a result of shortening the remaining useful lives.
We are also in the process of consolidating our offices in Chicago and plan to abandon a portion of such space in the third quarter of 2015. As a result of shorting the remaining useful lives of the affected leasehold improvements and other assets, we recorded $4.5 million of accelerated amortization and depreciation in the second quarter of 2015 and expect to record approximately $3.0 million of accelerated amortization and depreciation in the third quarter of 2015. This $4.5 million of accelerated depreciation, along with $1.8 million of New York metro area accelerated depreciation described above comprise $6.3 million of Other real estate related charges recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.
As a result of the planned relocation and consolidation of metro New York area real estate and a reduction of occupied space in Chicago, we expect to incur additional expenses through fiscal year 2016. We will record non-recurring, real estate charges of $25.0 to $30.0 million in the 3rd quarter of 2015 related to the early termination of leases in Jersey City, NJ and New York, NY as well as a consolidation of space in Chicago, IL.
Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our non-client exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing platforms and our ability to manage risks related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
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
During the three months ended June 30, 2015, equity trade volume increased from the comparable prior year period. Volatility levels across equity markets decreased from the comparable prior year period as did similar trading metrics generally across all products we trade. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future. As has been widely reported, there has been an increased focus by securities regulators, federal and state law enforcement agencies, Congress and the media on market structure issues, and, in particular, high frequency trading, ATS manner of operations, market fragmentation, public disclosures around order types and execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules (including, Regulation Systems Compliance and Integrity commonly referred to as, Regulation SCI). For example, on May 6, 2015, the SEC approved a proposal by the national securities exchanges and FINRA for a two-year pilot program that would widen the minimum tick sizes for securities of some smaller companies, including a “trade-at” requirement that could cause some trading to shift away from dark liquidity pools.

•
There could be continued fluctuations, including possible substantial increases, in Section 31 fees and fees imposed by other regulators. In addition,clearing corporations are considering various proposals which could require substantial increases in clearing margin, liquidity and collateral requirements.

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
Debt extinguishment charges represent make-whole premiums paid to note holders and the writedown of capitalized debt costs as a result of the early retirement of our debt.
Other real estate related charges consist primarily of costs associated with excess office space including acceleration of amortization and depreciation of leaseholds and fixed assets for space that has or is soon to be abandoned.
Other expenses include regulatory fees, corporate insurance, employment fees, amortization of capitalized debt costs and general office expense.
Three Months Ended June 30, 2015 and 2014
Revenues
Market Making

	For the three months ended June 30,
	2015	2014	Change	% of Change
Trading revenues, net (thousands)	$164,708	$199,053	$(34,345)	(17.3)%
Commissions and fees (thousands)	28,707	25,829	2,879	11.1%
Interest, net and other (thousands)	(1,088)	(6,436)	5,349	N/M
Total revenues from Market Making (thousands)	$192,328	$218,446	(26,118)	(12.0)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	27,883	25,143	2,740	10.9%
Average daily trades (thousands)	3,550	3,620	(70)	(1.9)%
Average daily NYSE and Nasdaq shares traded (millions)	885	758	127	16.8%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	4,900	10,061	(5,161)	(51.3)%
Average revenue capture per U.S. equity dollar value traded(bps)	0.80	1.07	(0.27)	(25.2)%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $192.3 million for the three months ended June 30, 2015 and $218.4 million for the comparable period in 2014. Revenues for the second quarter of 2015 were affected by decreased market volatility which affected the performance of both our direct-to-client and non-client trading strategies. Trading revenues, net were also adversely affected by increased competition and an increased focus on execution quality including price improvement, which gives our clients better prices on trades, but lowers our revenues earned on such trades.
We calculate average revenue capture per U.S. equity market making dollar value traded (“revenue capture”) to measure the revenue that we earn per dollar traded within U.S. equity market making. Average revenue capture per

U.S. equity dollar traded was 0.80 basis points ("bps") in the second quarter of 2015, down 25.2% from 1.07 bps from the second quarter of 2014. The revenue capture metric is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions for the relevant period. U.S. Equity Market Making Revenues were $140.3 million and $169.9 million for the three months ended June 30, 2015 and 2014, respectively.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up including market volumes and volatility and the performance of our U.S. equity trading strategies.
Global Execution Services

	For the three months ended June 30,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$58,663	$78,947	$(20,284)	(25.7)%
Trading revenues, net (thousands)	6,631	7,836	(1,205)	(15.4)%
Interest, net and other (thousands)	(1,771)	(881)	(891)	(101.0)%
Total revenues from Global Execution Services (thousands)	$63,522	$85,903	(22,381)	(26.1)%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	287.0	265.3	21.7	8.2%
Average daily KCG BondPoint fixed income par value traded ($ millions)	138.3	133.7	4.6	3.4%
Totals may not add due to rounding.
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $63.5 million for the three months ended June 30, 2015 and $85.9 million for the comparable period in 2014. Revenues were primarily affected by lower revenues from our institutional equity sales trading, algorithmic trading and order routing business as well as the sale of KCG Hotspot during the first quarter of 2015.
Corporate and Other

	For the three months ended June 30,
	2015	2014	Change	% of Change
Total revenues from Corporate and Other (thousands)	$6,032	$9,784	$(3,752)	(38.3)%
Total revenues from the Corporate and Other segment, which primarily represents gains or losses on strategic investments were $6.0 million for the three months ended June 30, 2015 and $9.8 million for the comparable period in 2014. Revenues for 2014 include interest income from our stock borrow activity, which, as described earlier in this MD&A, is now directly reported within the Market Making and Global Execution Services segments.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, adjusted net revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $109.5 million for the three months ended June 30, 2015 and $103.4 million for the comparable period in 2014. The increase on a dollar basis was primarily due to a $28.8 million charge in the second quarter of 2015 for the acceleration of certain unvested stock-based awards. Excluding the $28.8 million related to the acceleration of stock-based compensation, employee compensation and benefits was $80.6 million or 45.9% of adjusted net revenues for the second quarter of 2015, which was lower than the comparable period in 2014 as a result of lower accruals for discretionary incentive compensation. For the comparable period in 2014, excluding compensation related to reduction in workforce, employee compensation was 46.4% of adjusted net revenues.
The number of full time employees decreased to 1,045 at June 30, 2015 as compared to 1,207 at June 30, 2014. The decrease was primarily due to the sale of KCG Hotspot, the sale of our FCM business and a reduction in force completed in 2014.
Execution and clearance fees were $62.6 million for the three months ended June 30, 2015 and $73.2 million for the comparable period in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. The decrease was primarily due to a decrease in regulatory fees and shares traded. Execution and clearance fees were 23.9% of adjusted revenues for the three months ended June 30, 2015 and 23.3% for the comparable period in 2014.
Communications and data processing expenses were $34.2 million for the three months ended June 30, 2015 and $38.3 million for the comparable period in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses impacted by headcount reductions as well as cost cutting throughout the integration in 2014 and 2015.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $20.7 million for the three months ended June 30, 2015 and $19.8 million for the comparable period in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the estimated useful lives of such assets upon adopting a plan to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible amortization expense due to the sale of KCG Hotspot. We expect that the additional charges related to fixed assets and leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See Other real estate related charges earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $14.9 million for the three months ended June 30, 2015 and $18.1 million for the comparable period in 2014. The variance is primarily a result of client preference and lower share volumes. As a percentage of adjusted revenues, Payments for order flow were 5.7% for the three months ended June 30, 2015 and 5.8% for the comparable period in 2014.
Debt interest expense was $10.0 million for the three months ended June 30, 2015 and $7.5 million for the comparable period in 2014. Interest expense increased as a result of increased debt due to the issuance of $500.0 million in 6.785% Senior Secured Notes in March 2015.
Collateralized financing interest expense was $8.9 million for the three months ended June 30, 2015 and $6.4 million for the comparable period in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $5.7 million for the three months ended June 30, 2015 and $7.3 million for the comparable period in 2014. Professional fees decreased due to a decrease in legal and auditing fees compared to the prior year offset, in part, by additional fees primarily related to our Tender Offer. See Footnote 3 “Tender Offer” included in Part I, Item 1. "Financial Statements" of this Form 10-Q for further information.
Debt extinguishment charges for the three months ended June 30, 2015 comprise a $16.5 million contractual debt make-whole premium paid to note holders and an $8.5 million writedown of capitalized debt costs as a result of the early retirement of our $305.0 million 8.25% Senior Secured Notes in April 2015. Debt extinguishment charges for the three months ended June 30, 2014 comprise the writedown of $2.0 million of capitalized debt costs as a result of the repayment of the remaining $50.0 million principal of the First Lien Credit Facility.
Other real estate related charges of $6.3 million for the three months ended June 30, 2015 primarily represent accelerated amortization and depreciation of certain leasehold improvements and certain fixed assets in our Jersey City and Chicago offices. See Other real estate related charges earlier in this section for further information. Other real estate related charges of $1.9 million for the three months ended June 30, 2014 primarily relates to a writedown of excess real estate as we consolidated offices located in Chicago and New York during the quarter.
All other expenses were $21.2 million for the three months ended June 30, 2015 and $21.6 million for the comparable period in 2014. The decrease primarily relates to the decrease in Occupancy and equipment rental costs.
Our effective tax rate for the three months ending June 30, 2015 is a benefit of 66.4% on losses from continuing operations, which differs from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of our subsidiaries, as well as other state and local tax accruals and the effect of nondeductible expenses. Our effective tax rate for the three months ending June 30, 2014 from continuing operations of 38.0% differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
Six Months Ended June 30, 2015 and 2014
Revenues
Market Making

	For the six months ended June 30,
	2015	2014	Change	% of Change
Trading revenues, net (thousands)	$361,470	$453,685	$(92,215)	(20.3)%
Commissions and fees (thousands)	59,893	53,997	5,896	10.9%
Interest, net and other (thousands)	(4,487)	(11,890)	7,403	62.3%
Total revenues from Market Making (thousands)	$416,876	$495,792	(78,916)	(15.9)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	29,429	26,214	3,215	12.3%
Average daily trades (thousands)	3,745	3,786	(41)	(1.1)%
Average daily NYSE and Nasdaq shares traded (millions)	908	809	99	12.2%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	4,514	12,021	(7,507)	(62.4)%
Average revenue capture per U.S. equity dollar value traded(bps)	0.86	1.17	(0.31)	(26.5)%
Totals may not add due to rounding.
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $416.9 million for the six months ended June 30, 2015 and $495.8 million for the comparable period in 2014. Revenues for the first half of 2015 were affected by decreased market volatility which affected the performance of both our direct-to-client and non-client trading strategies and also due to increased competition and an increased client focus on execution quality including price improvement, which gives our clients better prices on trades, but lowers our revenues earned on trades.
Average revenue capture per U.S. equity dollar traded was 0.86 basis points ("bps") in the first half of 2015, down 26.5% from 1.17 bps from the first half of 2014. U.S. Equity Market Making Revenues were $315.0 million and $379.9 million for the six months ended June 30, 2015 and 2014, respectively.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up including market volumes and volatility and the performance of our equity trading strategies.
Global Execution Services

	For the six months ended June 30,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$127,438	$163,036	$(35,598)	(21.8)%
Trading revenues, net (thousands)	18,660	11,585	7,075	61.1%
Interest, net and other (thousands)	(3,335)	(1,498)	(1,837)	(122.6)%
Total adjusted revenues from Global Execution Services (thousands)	$142,763	$173,123	(30,360)	(17.5)%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	292.9	273.0	19.9	7.3%
Average daily KCG BondPoint fixed income par value traded ($ millions)	142.0	138.9	3.1	2.2%
Average daily KCG Hotspot FX notional foreign exchange dollar value traded ($ billions)*	31.1	29.2	1.9	6.5%
Totals may not add due to rounding.
* KCG Hotspot ADV from January 1, 2015 to March 12, 2015.
Total adjusted revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were

$142.8 million for the six months ended June 30, 2015 and $173.1 million for the comparable period in 2014. Revenues were primarily affected by lower volumes and revenues from our institutional equity sales trading, algorithmic trading and order routing business as well as the sale of KCG Hotspot in the first quarter of 2015 offset, in part, by the improved performance of our ETF franchise.
Corporate and Other

	For the six months ended June 30,
	2015	2014	Change	% of Change
Total adjusted revenues from Corporate and Other (thousands)	$13,374	$19,231	$(5,857)	(30.5)%
Total adjusted revenues from the Corporate and Other segment, which primarily represents gains or losses on strategic investments were $13.4 million for the six months ended June 30, 2015 and $19.2 million for the comparable period in 2014. Adjusted revenues for 2014 include interest income from our stock borrow activity, which, as described earlier in this MD&A, is now directly reported within the Market Making and Global Execution Services segments.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, adjusted net revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $216.2 million for the six months ended June 30, 2015 and $225.7 million for the comparable period in 2014. Excluding the $28.8 million related to the acceleration of stock-based compensation and $4.5 million in compensation expense related to the sale of KCG Hotspot, employee compensation and benefits was $182.9 million or 46.4% of adjusted net revenues for the first half of 2015, which was lower than the comparable period in 2014 as a result of lower accruals for discretionary incentive compensation. For the comparable period in 2014, excluding $3.1 million of compensation related to reduction in workforce, employee compensation was 45.7% of adjusted net revenues. The decrease on a dollar basis was primarily due to the decreased headcount as well as lower accruals for discretionary bonuses as a result of decreased operating profitability.
Execution and clearance fees were $131.1 million for the six months ended June 30, 2015 and $148.7 million for the comparable period in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. The decrease was primarily due to a decrease in regulatory fees and shares traded. Execution and clearance fees were 22.9% of adjusted revenues for the six months ended June 30, 2015 and 21.6% for the comparable period in 2014.
Communications and data processing expenses were $68.0 million for the six months ended June 30, 2015 and $75.1 million for the comparable period in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses impacted by headcount reductions as well as cost cutting throughout the integration in 2014 and 2015.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $41.3 million for the six months ended June 30, 2015 and $39.9 million for the comparable period in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the estimated useful lives of such assets upon adopting a plan to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible amortization expense due to the sale of KCG Hotspot. We expect that the additional charges related to the acceleration of certain leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See Other real estate related charges earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $30.2 million for the six months ended June 30, 2015 and $40.1 million for the comparable period in 2014. The variance is primarily a result of client preference and lower share volumes. As a percentage of adjusted revenues, Payments for order flow were 5.3% for the six months ended June 30, 2015 and 5.8% for the comparable period in 2014.
Debt interest expense was $18.5 million for the six months ended June 30, 2015 and $17.0 million for the comparable period in 2014. Interest expense increased as a result of increased debt due to the issuance of $500.0 million in 6.785% Senior Secured Notes in March 2015.

Collateralized financing interest expense was $17.3 million for the six months ended June 30, 2015 and $12.6 million for the comparable period in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $16.9 million for the six months ended June 30, 2015 and $12.7 million for the comparable period in 2014. Excluding the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot, professional fees were $10.1 million for the six months ended June 30, 2015. Professional fees decreased due to a decrease in legal and auditing fees compared to the prior year offset, in part, by fees paid for our Tender Offer. See Footnote 3 “Tender Offer” included in Part I, Item 1. "Financial Statements" of this Form 10-Q for further information.
Debt extinguishment charges for the six months ended June 30, 2015 comprise a $16.5 million contractual debt make-whole premium paid to note holders and an $8.5 million writedown of capitalized debt costs as a result of the early retirement of our $305.0 million 8.25% Senior Secured Notes in April 2015. Debt extinguishment charges for the six months ended June 30, 2014 comprise the writedown of $9.6 million of debt issuance costs as a result of repayment of $235.0 million principal of the First Lien Credit Facility.
Other real estate related charges of $6.5 million for the six months ended June 30, 2015 primarily represent accelerated amortization and depreciation of certain leasehold improvements and fixed assets in our Chicago and Jersey City offices as well as adjustments to the previous calculations of lease losses due to actual and updated assumptions. See Other real estate related charges earlier in this section for further information. Other real estate related charges of $2.2 million for the six months ended June 30, 2014 primarily relates to a writedown of excess real estate as we consolidated several offices located in the same city.
All other expenses were $38.2 million for the six months ended June 30, 2015 and $40.2 million for the comparable period in 2014. The decrease primarily relates to the decrease in Occupancy and equipment rental costs.
Our effective tax rate for the six months ending June 30, 2015 from continuing operations of 34.0% differed from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of our subsidiaries, offset in part by other state and local tax accruals and the effect of nondeductible expenses. Our effective tax rate for the six months ending June 30, 2014 from continuing operations of 37.9% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2015 and December 31, 2014, we had total assets of $6.59 billion and $6.83 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$541,292	$578,768
Financial instruments owned, at fair value:
Equities	2,391,499	2,479,910
Listed options	117,934	144,586
Debt securities	185,938	82,815
Collateralized agreements:
Securities borrowed	1,871,312	1,632,062
Receivable from brokers, dealers and clearing organizations (1)	498,333	1,095,025
Total cash and assets readily convertible to cash	$5,606,308	$6,013,166
Totals may not add due to rounding.

(1)	Excludes $192.0 million and $93.8 million of securities failed to deliver as of June 30, 2015 and December 31, 2014, respectively.

Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents decreased from December 31, 2014 as a result of our $330.0 million "modified Dutch auction" Tender offer ("Tender Offer"), early retirement of 8.25% Senior Secured Notes, payments of year-end bonuses and estimated income taxes, offset, in part, by the proceeds of our new debt offering of $500.0 million 6.75% Senior Secured Notes and from the sale of KCG Hotspot. See Footnote 3 "Tender Offer" and Footnote 12 “Debt” included in Part I, Item 1. "Financial Statements" of this Form 10-Q for further information.
Financial instruments owned principally consist of equities and listed options that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and unlisted securities that trade over-the-counter and through marketplaces operated by the OTC Markets Group Inc. as well as U.S. government and non-U.S. government obligations and corporate debt securities, which include short-term bond funds. These financial instruments are used to generate revenues in our Market Making and Global Execution Services segments.
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
As of June 30, 2015, $1.49 billion of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2014, $1.52 billion of equities were pledged as collateral to third-parties under financing arrangements.
Intangible assets were lower at June 30, 2015 primarily due to amortization costs, offset in part, by increased capitalized internal-use software.
Other assets primarily comprises deposits, prepaids and other miscellaneous receivables. Other assets increased primarily due to the receivable of future payments from BATS as a result of our sale of KCG Hotspot and in 2014 included income taxes receivable of $17.8 million.
The change in the balances of financial instruments owned, receivable from brokers, dealers and clearing organizations and securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $5.12 billion at June 30, 2015 and $5.31 billion at December 31, 2014. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to activity of our trading strategies. As noted throughout the document, we issued new debt while repaying our Convertible Note (defined below) in the first quarter 2015 and our 8.25% Senior Secured Notes during the second quarter 2015. The “Liquidity and Capital Resources” section below includes a detailed description of our debt. The decrease in our Accrued compensation expense is due to the cash payment of 2014 bonus offset, in part, by the 2015 incentive compensation accrual. The balance in Income taxes payable is a result of gains on the sale of KCG Hotspot in the first quarter of 2015, offset by tax payments in the second quarter of 2015. At December 31, 2014, we had a net income taxes receivable balance, which was included in Other assets.
Equity decreased by $51.3 million, from $1.52 billion at December 31, 2014 to $1.47 billion at June 30, 2015. The decrease in equity from December 31, 2014 was primarily a result of our Tender Offer and stock repurchase activity, offset by the gain on sale of KCG Hotspot, other earnings and stock-based compensation activity during the first half of 2015.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At June 30, 2015, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.18 billion.

Income from continuing operations, net of tax was a loss of $19.2 million during the three months ended June 30, 2015 compared to earnings of $9.0 million during the three months ended June 30, 2014. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $41.0 million and $15.9 million during the three months ended June 30, 2015 and 2014, respectively and, as described above, included a $28.8 million charge for the acceleration of stock based compensation for the three months ended June 30, 2015. Depreciation and amortization expense was $20.7 million and $19.8 million during the three months ended June 30, 2015 and 2014, respectively. We had non-cash charges of $6.3 million and $1.9 million in other real estate related charges during the three months ended June 30, 2015 and 2014, respectively, and $8.5 million and $2.0 million for the Debt extinguishment charges during the three months ended June 30, 2015 and 2014, respectively. We also had charges of $0.9 million and $0.8 million for the amortization of debt issuance costs during the three months ended June 30, 2015 and 2014, respectively.
Capital expenditures related to our continuing operations were $13.0 million and $12.3 million during three months ended June 30, 2015 and 2014, respectively. Proceeds and distributions received from investments were $0.5 million and $6.3 million during three months ended June 30, 2015 and 2014, respectively.
Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which the Convertible Notes were issued.
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
On March 13, 2015, KCG provided 30 days’ notice that it would be calling its existing 8.25% Senior Secured Notes, effective April 13, 2015. On March 13, 2015, the Company used a portion of the gross proceeds from the 6.875% Senior Secured Notes (as defined below), to deposit in an escrow account maintained by The Bank of New York Mellon, the trustee of the 8.25% Senior Secured Notes (“Bank of New York”) an amount sufficient to redeem the 8.25% Senior Secured Notes in full and accordingly satisfied and discharged the 8.25% Senior Secured Notes Indenture. The Company funded $330.2 million into an escrow account maintained by Bank of New York comprising the following: principal of $305.0 million, accrued interest for the period from December 16, 2014 to April 13, 2015 of $8.2 million, make-whole premium which includes 4.125% early redemption cost plus additional interest due from April 13, 2015 through June 15, 2015 totaling $16.5 million, and additional funds to cover other miscellaneous charges of $0.4 million.
On April 13, 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. The 8.25% Senior Secured Notes Indenture was satisfied and discharged on March 13, 2015. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt costs of $8.5 million which are recorded in Debt extinguishment charges in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.
6.875% Senior Secured Notes
On March 10, 2015, the Company entered into a purchase agreement with Jefferies LLC, as initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to sell, and the Initial Purchaser agreed to purchase, $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes”), pursuant to an indenture dated March 13, 2015 (the “6.875% Indenture”), in a private offering exempt from registration under the Securities Act. The 6.875% Senior Secured Notes were resold by the Initial Purchaser to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act.
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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance of capital stock. As of June 30, 2015, the Company was in compliance with these covenants.
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
The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of 6.875% Senior Secured Notes. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.588%.
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
In 2013, the Company repaid $300.0 million of principal of the First Lien Credit Facility. A portion of the $300.0 million totaling $117.3 million was drawn from cash held in a collateral account and the remainder of the $300.0 million was paid out of available cash, including proceeds from the sale of Urban.
In the first half of 2014, the Company repaid the remaining $235.0 million of principal of the First Lien Credit Facility out of available cash and the Credit Agreement was terminated. In conjunction with these payments, the Company wrote down $9.6 million of its capitalized debt costs associated with the Credit Agreement.
Revolving Credit Agreement
On June 5, 2015, KCG Americas LLC ("KCGA"), a wholly-owned broker dealer subsidiary of KCG, as borrower, and KCG, as guarantor, entered into a credit agreement (the "KCGA Facility Agreement”) with a consortium of banks. The KCGA Facility Agreement replaced the prior KCGA credit agreement, dated July 1, 2013, which was terminated as of June 5, 2015.
The KCGA Facility Agreement comprises two classes of revolving loans in a total aggregate committed amount of $355.0 million, including a swingline facility with a $50.0 million sub-limit, subject to two borrowing bases (collectively, the “KCGA Revolving Facility”): Borrowing Base A and Borrowing Base B (limited to a maximum loan amount of $115.0 million). The KCGA Revolving Facility also provides for future increases of the revolving credit facility of up to $145.0 million to a total of $500.0 million on certain terms and conditions.
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of June 30, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation ("NSCC").
KCGA is charged a commitment fee at a rate of 0.40% per annum on the average daily amount of the unused portion of the KCGA Facility Agreement.

The loans under the KCGA Facility Agreement will mature on June 5, 2017. The KCGA Revolving Facility is fully and unconditionally guaranteed on an unsecured basis by KCG and, to the extent elected by KCGA, any of its or KCG’s other subsidiaries. It is secured by first-priority pledges of and liens on certain eligible securities, subject to applicable concentration limits, in the case of Borrowing Base A loans, and by first-priority pledges of and liens on the right to the return of certain eligible NSCC margin deposits, in the case of Borrowing Base B loans.
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of June 30, 2015, the Company was in compliance with these covenants.
The KCGA Facility Agreement also contains events of default customary for facilities of its type, including: nonpayment of principal, interest, fees and other amounts when due, inaccuracy of representations and warranties in any material respect; violation of covenants; cross-default and cross-acceleration to material indebtedness; bankruptcy and insolvency events; material judgments; ERISA events; collateral matters; certain regulatory matters; and a “change of control”; subject, where appropriate, to threshold, notice and grace period provisions.
The terms of the prior KCGA credit agreement were substantially the same as the terms of the KCGA Facility Agreement, except that: (i) the facility size was $450.0 million with an uncommitted incremental revolving credit facility of up to $300.0 million on certain terms and conditions; (ii) for each Base Rate Loan, the interest rate per annum was equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Revolving A Loan, a margin of 1.75% per annum and (b) for each Revolving B Loan, a margin of 2.25% per annum and for each Eurodollar Loan, the interest rate per annum was equal to an adjusted LIBOR rate corresponding to the interest period plus (a) for each Revolving A Loan, a margin of 1.75% per annum and (b) for each Revolving B loan, a margin of 2.25% per annum; (iii) the Revolving B Sublimit was $150.0 million; and (iv) the commitment fee was 0.35%.
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.4 million which are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the term of the facility.
See Footnote 12 “Debt” included in Part I, Item 1 “Financial Statements” of this Form 10-Q.
Stock repurchase
During the second quarter of 2014, our Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of our outstanding KCG Class A Common Stock and Warrants. In April 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of our Class A Common Stock and Warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program).
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
Using this authority, in May 2015, we commenced the Tender Offer which expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell KCG Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by us in accordance with the terms of the Tender Offer.
Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, we accepted for purchase 23.6 million shares of KCG Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million. The 23.6 million shares of KCG Class A Common Stock that we accepted for purchase were retired as of June 9, 2015.
As of June 30, 2015, approximately $70.0 million in authority remains under the share repurchase program authorized by our Board of Directors in April 2015.

As of June 30, 2015 we had 94.4 million shares of KCG Class A Common Stock outstanding including RSUs.
See Footnote 3 “Tender Offer” included in Part I, Item 1. "Financial Statements" of this Form 10-Q for further information.
Regulatory requirements
KCGA, our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of June 30, 2015, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at June 30, 2015, as reported in its regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$312,759	$1,132	$311,627
Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA") while our Australian and Indian trading entities are subject to certain financial resource requirements of the Australian Securities and Investment Commission and the Foreign Investment Promotion Board, respectively. The following table sets forth the financial resource requirement for KCG Europe Limited at June 30, 2015 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$175,948	$121,291	$54,657
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

Relocation of Global Headquarters
In July 2015, the Company entered into an agreement to relocate its global headquarters from Jersey City, NJ to New York City. Under a plan authorized by the Board of Directors, the Company will reduce occupied space and consolidate offices in Jersey City, NJ and New York, NY. The Company’s new headquarters will encompass 169,000 square feet at 300 Vesey Street, in lower Manhattan. The relocation is expected to be substantially completed by the end of 2016.
The Company expects to recognize net charges in the third quarter of 2015 of approximately $20.0 million with respect to the early termination of its leases at its Jersey City, NJ and New York, NY premises. The Company also expects to record accelerated amortization and depreciation in the third quarter of 2015 of approximately $1.8 million as a result of abandoning a portion of such space in the third quarter of 2015, and additional amortization and depreciation of approximately $5.0 million per quarter through the end of 2016 as a result of shortening the remaining useful lives of these premises.
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
Our receivable from BATS related to the sale of KCG Hotspot, foreign currency forward contracts, investment in the Deephaven Funds and deferred compensation investments are also classified within Level 2 of the fair value hierarchy.
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
Goodwill
Goodwill of $17.3 million at June 30, 2015 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the three months ended June 30, 2015 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $127.5 million at June 30, 2015 primarily result from the Mergers and are primarily attributable to our Market Making and Global Execution Services segments.
We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives, the majority of which have been determined to range from one to 8 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three months ended June 30, 2015 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
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
Repurchases of common stock—We may repurchase shares of KCG Class A Common Stock in the open market or through privately negotiated transactions. We may structure such repurchases as either a purchase of treasury stock or a retirement of shares. We record our purchases of treasury stock, which include shares repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards, at cost as a separate component of stockholders’ equity. We may re-issue treasury stock, at average cost, for the acquisition of new businesses and in certain other circumstances. For shares that are retired, we record our repurchases at cost, as a reduction in Class A Common Stock for the par value of such retired shares and a reduction in Retained earnings for the balance.
Stock and unit based compensation—Stock and unit based compensation is measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 14 "Stock-Based Compensation" included in Part I, Item 1 "Financial Statements" of this Form 10-Q for further discussion.
Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Other real estate related charges on the Consolidated Statements of Operations.
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
When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on our Class A Common Stock on the grant date and the historical volatility of our Class A Common Stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards. See Footnote 14 "Stock-Based Compensation" included in Part I, Item 1 "Financial Statements" of this Form 10-Q for further discussion.
A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 20 "Commitments and Contingent Liabilities" included in Part I, Item 1 "Financial Statements" of this Form 10-Q and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Change in accounting principle
As a result of the merger of BATS and Direct Edge in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method as the Company has significant influence following the merger. This change in accounting principal was applied retrospectively.
See Footnote 2 "Significant Accounting Policies" and Footnote 10 “Investments” included in Part I, Item 1 "Financial Statements" of this Form 10-Q for further discussion.
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
Recent accounting guidance to be adopted in future periods
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.
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
In February 2015, the FASB issued an ASU which requires entities to evaluate whether they should consolidate certain legal entities. The ASU simplifies consolidation accounting by reducing the number of consolidation models that an entity may apply. The guidance is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to numerous risks in the ordinary course of our business and activities; therefore, effective risk management is critical to our financial soundness and profitability. We have a comprehensive global risk management structure and processes to monitor and evaluate the principal risks we assume in conducting our business. Our risk management policies, procedures and methodologies are subject to ongoing review and modification. The principal risks we face are as follows:
Market Risk
Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, foreign exchange rates, credit spreads and changes in liquidity. Price risks result from exposure to changes in prices of individual financial instruments, baskets and indices. Further risks may result from changes in the factors determining options prices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads. As market makers we are also exposed to “open order” risk where during unusual market conditions we could have an abnormally high percentage of our open orders filled simultaneously and therefore acquire a larger than average position in securities or derivative instruments.
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
We employ proprietary position management and trading systems that provide real-time, on-line risk exposure calculations, position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management and an independent risk control function on a real-time basis as are aggregate risk exposures , sub unit risk exposures and aggregate dollar and inventory position totals, capital allocations, and real-time profits and losses. Our management of trading positions is enhanced by our review of mark-to-market valuations and position summaries on a daily basis.
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at June 30, 2015 and 2014 was $2.70 billion and $2.89 billion, respectively, in long positions and $2.04 billion and $2.40 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $11.0 million using a hypothetical 10% increase in equity prices as of June 30, 2015, and an estimated loss of $6.5 million using a hypothetical 10% decrease in equity prices at June 30, 2015. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company uses both third party applications as well as its own internal systems in order to model and calculate stress risks to a variety of different scenarios.

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
Following the events of August 1, 2012, the Firm has taken numerous remedial measures designed to enhance its processes and controls. Today KCG has a robust framework to manage operational risk events. The framework includes a sound risk management governance structure, including a Chief Risk Officer, a Risk function, a Board Risk Committee and Management Risk Committee. Within the Risk function, KCG has created a formal Operational Risk Management team lead by Global Head of Operational Risk, responsible for managing the Firm’s operational risk exposure. The Emergency Response Center has been established and is tasked with monitoring and responding to operational incidents and natural disasters in real time. The Emergency Management Plan ("EMP") sets forth procedures for firm-wide crisis response, should incidents go beyond the emergency solving capabilities of individual businesses. The EMP is tested several times a year with simulated emergencies of various kinds. Furthermore, the framework incorporates market access controls designed to closely monitor inbound and outbound orders and enable the rapid automatic shut-down for specific applications.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	June 30, 2015	December 31, 2014
Liquidity Pool Composition
Holding companies
Cash held at banks	$225,412	$150,622
Money market and other highly liquid investments	115,638	152,077
KCGA
Cash held at banks	71,728	58,972
Money market and other highly liquid investments	6,484	81,997
Total Liquidity Pool	$419,262	$443,668
Cash and other highly liquid investments held by other subsidiary entities	$122,030	$135,100
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, KCG's disclosure controls and procedures are effective.
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
The information required by this Item is set forth in the “Legal Proceedings” section in Footnote 20 "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.

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
KCG may be exposed to certain risks associated with its recently completed tender offer.
KCG and its stockholders may be exposed to certain risks as a result of the “modified Dutch auction” tender offer completed by KCG on June 3, 2015. For example, the use of excess cash for the tender offer may reduce KCG’s ability to engage in significant acquisitions using cash. This may have an adverse effect on KCG’s ability to pursue opportunistic acquisitions of, or investments in, businesses and technologies, as there can be no assurance that KCG will be able to raise debt or equity financing for such acquisitions in the future. In addition, the tender offer reduced KCG’s “public float” (the number of shares of the Company's Class A Common Stock owned by non-affiliate stockholders and available for trading in the securities markets). There can be no assurance that this reduction in KCG’s public float will not result in lower stock prices or reduced liquidity in the trading market for the Company's Class A Common Stock . The reduction in shares of the Company's Class A Common Stock after the tender offer will likely cause KCG to lose its status as a “well known seasoned issuer,” which may make any future debt or equity capital raisings more costly and time consuming.

Item 2.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table contains information about our purchases of KCG Class A Common Stock during the second quarter of 2015 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015
Common stock repurchases	—		—	$400,000
Employee transactions (2)	22		—
Total	22	$12.74	—
May 1, 2015 - May 31, 2015
Common stock repurchases	—		—	$400,000
Employee transactions (2)	5		—
Total	5	$13.49	—
June 1, 2015 - June 30, 2015
Common stock repurchases	23,571		23,571	$70,000
Employee transactions (2)	1		—
Total	23,573	$14.00	23,571
Total
Common stock repurchases	23,571		23,571	$70,000
Employee transactions (2)	29		—
Total	23,600	$14.00	23,571
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, our Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of our outstanding KCG Class A Common Stock and Warrants. In April 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of our Class A Common Stock and Warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. In May 2015, we commenced our Tender Offer, which expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell the Company's Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by us in accordance with the terms of the Tender Offer. Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, we accepted for purchase 23.6 million shares of our Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million. The 23.6 million shares of the Company’s Class A Common Stock we accepted for purchase were retired as of June 9, 2015. As of June 30, 2015, approximately $70.0 million in authority remains under the share repurchase program authorized by our Board of Directors in April 2015. See Footnote 3 “Tender Offer” included in Part I, Item 1. "Financial Statements" of this Form 10-Q for further information.
(2) Represents shares of the Company's Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.1*	KCG Amended and Restated Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, (iv) Consolidated Statement of Changes in Equity for the six months ended June, 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August 2015.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer