Form 10-Q
period 2015-09-30
KCG Holdings, Inc.
filed 2015-11-06
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
At November 4, 2015, the number of shares outstanding of the Registrant’s Class A Common Stock was 90,366,791 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2015

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$277,677	$150,865	$657,222	$615,942
Commissions and fees	95,027	102,663	282,358	319,696
Interest, net	(1,080)	139	(1,699)	798
Investment income and other, net	5,412	18,635	397,193	33,656
Total revenues	377,036	272,302	1,335,074	970,092
Expenses
Employee compensation and benefits	121,597	95,307	337,786	321,056
Execution and clearance fees	67,502	74,058	198,573	222,801
Communications and data processing	35,256	38,576	103,260	113,651
Depreciation and amortization	23,813	20,298	65,154	60,224
Payments for order flow	17,121	15,377	47,277	55,485
Debt interest expense	9,117	7,714	27,569	24,735
Collateralized financing interest	8,617	7,330	25,932	19,887
Occupancy and equipment rentals	7,472	7,672	22,286	24,192
Professional fees	4,406	7,161	21,281	19,900
Business development	1,846	3,163	6,728	7,455
Debt extinguishment charges	—	—	25,006	9,552
Writedown of assets and other real estate related charges	34,029	301	40,488	2,508
Other	10,841	10,580	29,301	29,990
Total expenses	341,617	287,537	950,641	911,436
Income (loss) from continuing operations before income taxes	35,419	(15,235)	384,433	58,656
Income tax expense (benefit)	13,482	(5,796)	132,357	22,191
Income (loss) from continuing operations, net of tax	21,937	(9,439)	252,076	36,465
Loss from discontinued operations, net of tax	—	(177)	—	(1,497)
Net income (loss)	$21,937	$(9,616)	$252,076	$34,968
Basic earnings (loss) per share from continuing operations	$0.24	$(0.09)	$2.42	$0.32
Diluted earnings (loss) per share from continuing operations	$0.24	$(0.09)	$2.36	$0.31
Basic loss per share from discontinued operations	$—	$—	$—	$(0.01)
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.01)
Basic earnings (loss) per share	$0.24	$(0.09)	$2.42	$0.31
Diluted earnings (loss) per share	$0.24	$(0.09)	$2.36	$0.30
Shares used in computation of basic earnings (loss) per share	91,134	110,376	104,244	113,680
Shares used in computation of diluted earnings (loss) per share	92,079	110,376	106,816	117,127

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$21,937	$(9,616)	$252,076	$34,968
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities, net of tax	(312)	280	(175)	47
Cumulative translation adjustment, net of tax	(595)	(198)	(1,651)	294
Comprehensive income (loss)	$21,030	$(9,534)	$250,250	$35,309

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets	(In thousands)
Cash and cash equivalents	$628,150	$578,768
Cash and cash equivalents segregated under federal and other regulations	8,400	3,361
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $598,088 at September 30, 2015 and $536,124 at December 31, 2014:

Equities	2,440,852	2,479,910
Listed options	194,068	144,586
Debt securities	214,695	82,815
Other financial instruments	284	60
Total financial instruments owned, at fair value	2,849,899	2,707,371
Collateralized agreements:
Securities borrowed	1,619,512	1,632,062
Receivable from brokers, dealers and clearing organizations	1,010,725	1,188,833
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	99,085	134,051
Investments	111,733	100,726
Goodwill and Intangible assets, less accumulated amortization	142,807	152,594
Deferred tax asset, net	180,558	154,759
Assets of business held for sale	—	40,484
Other assets	199,301	137,645
Total assets	$6,850,170	$6,830,654
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,948,136	$2,069,342
Listed options	143,610	115,362
Debt securities	228,277	101,003
Total financial instruments sold, not yet purchased, at fair value	2,320,023	2,285,707
Collateralized financings:
Securities loaned	769,140	707,744
Financial instruments sold under agreements to repurchase	1,113,751	933,576
Total collateralized financings	1,882,891	1,641,320
Payable to brokers, dealers and clearing organizations	315,078	676,089
Payable to customers	20,793	22,110
Accrued compensation expense	132,057	114,559
Accrued expenses and other liabilities	143,300	136,977
Income taxes payable	62,062	—
Capital lease obligations	3,221	6,700
Liabilities of business held for sale	—	2,356
Debt	495,372	422,259
Total liabilities	5,374,797	5,308,077
Equity
Class A Common Stock
Shares authorized: 1,000,000 at September 30, 2015 and December 31, 2014; Shares issued: 106,051 at September 30, 2015 and 127,508 at December 31, 2014; Shares outstanding: 92,508 at September 30, 2015 and 116,860 at December 31, 2014	1,061	1,275
Additional paid-in capital	1,435,073	1,369,298
Retained earnings	195,091	272,780
Treasury stock, at cost; 13,543 shares at September 30, 2015 and 10,649 shares at December 31, 2014	(156,159)	(122,909)
Accumulated other comprehensive income	307	2,133
Total equity	1,475,373	1,522,577
Total liabilities and equity	$6,850,170	$6,830,654

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2015
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2014	127,508	$1,275	$1,369,298	$272,780	(10,649)	$(122,909)	$2,133	$1,522,577
KCG Class A Common Stock repurchased and retired via Tender Offer	(23,571)	(236)	—	(329,764)	—	—	—	(330,000)
KCG Class A Common Stock repurchased	—	—	—	—	(2,894)	(33,250)	—	(33,250)
Stock-based compensation	1,933	20	64,026	—	—	—	—	64,046
Options exercised	151	2	1,245	—	—	—	—	1,247
Warrants exercised	30	—	247	—	—	—	—	247
Income tax provision-stock based compensation	—	—	257	—	—	—	—	257
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	(175)	(175)
Cumulative translation adjustment, net	—	—	—	—	—	—	(1,651)	(1,651)
Net income	—	—	—	252,076	—	—	—	252,076
Balance, September 30, 2015	106,051	$1,061	$1,435,073	$195,091	(13,543)	$(156,159)	$307	$1,475,373

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities	(In thousands)
Net income	$252,076	$34,968
Loss from discontinued operations, net of tax	—	(1,497)
Income from continuing operations, net of tax	252,076	36,465
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by operating activities
Realized gain from sale of KCG Hotspot	(385,026)	—
Deferred taxes	(25,781)	—
Unrealized gain on investments	(9,366)	(32,681)
Stock and unit-based compensation	74,949	44,506
Depreciation and amortization	65,154	60,224
Debt discount accretion and other debt related expenses	11,728	12,387
Writedown of assets and other real estate related charges	40,488	2,508
Deferred rent	1,647	(201)
Change in value of receivable from BATS	(1,402)	—
Realized gain from reclassification of available for sale securities	(497)	—
Operating activities from discontinued operations	—	(1,267)
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(5,039)	(74,262)
Financial instruments owned, at fair value	(139,736)	(127,750)
Securities borrowed	12,550	(353,827)
Receivable from brokers, dealers and clearing organizations	178,109	(152,815)
Other assets	2,187	(1,337)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	34,317	197,025
Securities loaned	61,396	44,770
Financial instruments sold under agreements to repurchase	180,176	226,907
Payable to brokers, dealers and clearing organizations	(361,012)	135,702
Payable to customers	(1,318)	255,600
Accrued compensation expense	5,585	(71,846)
Accrued expenses and other liabilities	(19,922)	(4,142)
Income taxes payable	62,251	—
Net cash provided by operating activities	33,514	195,966
Cash flows from investing activities
Cash received from sale of KCG Hotspot, net of cash provided	360,928	—
Proceeds and distributions from investments	2,523	53,419
Purchases of fixed assets and leasehold improvements	(22,657)	(26,667)
Capitalized software development costs	(15,786)	(8,735)
Purchases of investments	(2,418)	(733)
Sale of trading rights	—	554
Net cash provided by investing activities	322,590	17,838
Cash flows from financing activities
Repayment of Credit Agreement	—	(235,000)
Proceeds from issuance of 6.875% Senior Secured Notes, net	494,810	—
Repayment of 8.25% Senior Secured Notes	(305,000)	—
Repayment of convertible notes	(117,259)	—
Payment of debt issuance costs	(12,645)	—
Borrowings under capital lease obligations	—	4,525
Principal payments on capital lease obligations	(3,478)	(7,314)
Cost of common stock repurchased - Tender Offer	(330,000)	—
Cost of common stock repurchased	(33,250)	(110,133)
Stock options exercised	1,247	—
Warrants exercised	247	—
Income tax provision on stock awards exercised	257	—
Net cash used in financing activities	(305,071)	(347,922)
Effect of exchange rate changes on cash and cash equivalents	(1,651)	294
Increase (decrease) in cash and cash equivalents	49,382	(133,824)
Cash and cash equivalents at beginning of period	578,768	674,281
Cash and cash equivalents at end of period	$628,150	$540,457
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,307	$51,754
Cash paid for income taxes	$78,164	$16,884
Non-cash investing activities - Contribution of fixed assets to joint venture	$4,364	$—

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
As of September 30, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
In November 2014, the Company sold certain assets and liabilities related to its former Futures Commission Merchant (“FCM”) business to Wedbush Securities Inc.
In March 2015, the Company sold KCG Hotspot, the Company's former spot institutional foreign exchange ECN, to BATS Global Markets, Inc. ("BATS").
See Footnote 4 "Sales of Businesses" for further details.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased relate to market making and trading activities, and include listed and other equity securities, listed equity options and fixed income securities that are recorded on a trade date basis and are reported at fair value. Trading revenues, net, which comprises trading gains, net of trading losses on such financial instruments, are also recorded on a trade date basis.
Commissions, which primarily comprise commission equivalents earned on institutional client orders and volume based fees earned from providing liquidity to other trading venues, as well as related expenses, are also recorded on a trade date basis. Prior to its sale in November 2014, commissions earned by the Company’s former FCM were recorded net of any commissions paid to independent brokers and were recognized on a half-turn basis.
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Interest Income	$2,768	$3,650	$9,841	$10,779
Interest Expense	(3,848)	(3,511)	(11,540)	(9,981)
Interest, net	$(1,080)	$139	$(1,699)	$798
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Dividend Income	$14,879	$11,967	$45,596	$31,581
Dividend Expense	$(9,904)	$(10,454)	$(30,262)	$(26,232)
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
Investments
Investments primarily comprise noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These investments are accounted for under the equity

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

method, at cost or at fair value. The equity method of accounting is used when the Company has significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded are held at fair value and accounted for as available for sale securities on the Consolidated Statements of Financial Condition.
Investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on an investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated fair value.
Included in the Company's investments is a non-qualified deferred compensation plan for certain employees. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended September 30, 2015 and 2014, the Company recorded losses of $1.8 million and $0.9 million, respectively on foreign currency transactions. For the nine months ended September 30, 2015 and 2014, the Company recorded losses of $2.4 million and $1.6 million, respectively on foreign currency transactions.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Stock and unit based compensation
Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 14 "Stock-Based Compensation" for further discussion.
Soft dollar expense
Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and fees on the Consolidated Statements of Operations.
Depreciation, amortization and occupancy
Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of the assets. The Company reviews fixed assets and leasehold improvements for impairment and their remaining useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Since January 2015, the Company has owned 50% of the voting shares and 50% of the equity of a joint venture, (“JV”) which maintains microwave communication networks in the U.S. and Europe, which is considered to be a VIE. The Company and its JV partner each use the microwave communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. The Company pays the JV for the communication services that it uses, and such amounts are recorded within Communications and data processing on the Consolidated Statements of Operations.
The Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JV and does not consolidate the JV. The Company records its interest in the JV under the equity method of accounting and records its investment in the JV within Investments and its amounts payable for communication services provided by the JV within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company records its pro-rata share of the JV’s earnings or losses within Investment income and other, net and communication services provided by the JV within Communications and data processing on the Consolidated Statements of Operations.
The Company’s exposure to the obligations of this VIE is generally limited to its interests in the JV, which is the carrying value of the equity investment in the JV.
The following table presents the Company’s nonconsolidated VIE at September 30, 2015 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$5,592	$1,664	$5,592	$13,495
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
Recently adopted accounting guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that amends the requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting are limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The updated guidance is effective prospectively to all disposals occurring for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company early adopted this ASU in 2014, which resulted in additional disclosures within the Company's Consolidated Financial Statements.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In June 2014, the FASB issued an ASU to resolve diverse accounting treatment for share based awards in which the terms of the award are related to a performance target that affects vesting. The ASU requires an entity to treat a performance target that could be achieved after the requisite service period as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The guidance is effective for reporting periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this ASU to have an impact on its Consolidated Financial Statements.
In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for reporting periods beginning after December 15, 2016. Other than additional disclosure requirements, the Company does not expect the adoption of this ASU to have an impact on its Consolidated Financial Statements.
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
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively for reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
3. Tender Offer and Stock Repurchase
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
Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, the Company accepted for purchase 23.6 million shares of the Company’s Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million excluding fees and expenses related to the Tender Offer. The 23.6 million shares of KCG Class A Common Stock that the Company accepted for purchase in the Tender Offer were retired as of June 9, 2015. As a result, the Company reduced Class A Common Stock and Retained earnings on the Consolidated Statements of Financial Condition by $0.2 million and $329.8 million, respectively.
As the Tender Offer was oversubscribed, shares of KCG Common Stock were accepted on a pro rata basis (except for tenders of odd lots, which were accepted in full) at a proration factor, after giving effect to the priority of odd lots, of approximately 29.1%.
The Company incurred expenses of $2.1 million in connection with the Tender Offer, which were recorded within Professional fees in the Consolidated Statements of Operations for the nine months ended September 30, 2015.
In addition, in the third quarter of 2015, the Company repurchased 1.2 million shares for $12.2 million. As of September 30, 2015, approximately $57.8 million in authority remained under the share repurchase program, which is subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture. See Footnote 23 "Subsequent Events" for further information.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The adjusted exercise price for each class of Warrants and the activity for the period ended September 30, 2015 was as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at January 1, 2015	8,114	8,114	8,113	24,341
Exercised	(133)	—	—	(133)
Warrants - Outstanding at September 30, 2015	7,980	8,114	8,113	24,207
4. Sales of Businesses
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in November 2013, and, as a result, residual revenues and expenses of Urban's operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Adjustment to Loss on Sale	$65	$(1,248)

Expenses:
Compensation	$120	$291
Other expenses	231	875
Total expenses	351	1,166
Loss from discontinued operations	(286)	(2,414)
Income tax benefit	109	917
Loss from discontinued operations, net of tax	$(177)	$(1,497)
In September 2014, KCG entered into an agreement to sell certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The transaction closed on November 30, 2014. The FCM is not considered a discontinued

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

operation, and therefore the results of the FCM’s operations for the three and nine months ended September 30, 2014 are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations.
In October 2014, the Company announced that it began to explore strategic options for KCG Hotspot. KCG Hotspot was a single disposal group that was considered to be held-for-sale as of December 31, 2014 and, as a result, certain assets and liabilities related to KCG Hotspot were included in Assets of business held for sale and Liabilities of business held for sale on the Consolidated Statement of Financial Condition as of December 31, 2014. The Company determined that the sale of KCG Hotspot did not represent a strategic shift that would have a major effect on its operations and financial results, and therefore KCG Hotspot did not meet the requirements to be treated as a discontinued operation. As such, the results of KCG Hotspot's operations through the sale date of March 13, 2015 are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations for all applicable periods presented, including the first nine months of 2015.
In March 2015, the Company completed the sale of KCG Hotspot to BATS. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. The additional potential payments are recorded at fair value in Other assets on the Consolidated Statements of Financial Condition and as of September 30, 2015, have a fair value of $63.5 million. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the Annual Payments remain contingent on BATS generating sufficient taxable net income to receive the tax benefits.
The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2015. The net gain on the date of the sale of Hotspot of $373.8 million included direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the nine months ended September 30, 2015.
The Company has elected the fair value option related to the $63.5 million receivable from BATS. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable inputs such as projected cash flows and market discount rates.
The KCG Hotspot assets and liabilities held for sale as of December 31, 2014 are summarized as follows (in thousands):

December 31,
2014
Assets:
Fixed assets, less accumulated depreciation	$391
Intangible assets, net of accumulated amortization	34,696
Other assets	5,397
Total assets of business held for sale	$40,484

Liabilities:
Accrued compensation expense	$2,298
Accrued expenses and other liabilities	58
Total liabilities of business held for sale	$2,356

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

5. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations relate to the Company’s regulated businesses and consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents segregated under federal or other regulations	$8,400	$3,361
Total assets segregated or held in separate accounts under federal or other regulations	$8,400	$3,361

6. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,440,852	$—	$—	$2,440,852
Listed options	194,068	—	—	194,068
U.S. government obligations (2)	146,222	—	—	146,222
Corporate debt (3)	68,473	—	—	68,473
Foreign currency forward contracts	—	284	—	284
Total Financial instruments owned, at fair value	2,849,615	284	—	2,849,899
Investment in CME Group (4)	1,857	—	—	1,857
Other (5)	—	65,054	—	65,054
Total assets held at fair value	$2,851,472	$65,338	$—	$2,916,810
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,948,136	$—	$—	$1,948,136
Listed options	143,610	—	—	143,610
U.S. government obligations (2)	159,087	—	—	159,087
Corporate debt (3)	69,190	—	—	69,190
Total liabilities held at fair value	$2,320,023	$—	$—	$2,320,023

(1)	Equities of $775.1 million have been netted by their respective long and short positions by CUSIP number.

(2)	U.S. government obligations of $2.3 million have been netted by their respective long and short positions by CUSIP number.

(3)	Corporate debt instruments of $0.2 million have been netted by their respective long and short positions by CUSIP number.

(4)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 10 "Investments" for additional information.

(5)
Other primarily consists of a $63.5 million receivable from BATS related to the sale of KCG Hotspot and $1.6 million of deferred compensation investments which are included within Other assets and Investments, respectively, on the Consolidated Statements of Financial Condition.

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
As of September 30, 2015 and December 31, 2014 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
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
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:
Foreign currency forward contracts
At September 30, 2015 and December 31, 2014, the Company had foreign currency forward contracts with a notional value of 825.0 million Indian Rupees ($12.5 million U.S. dollars) and 700.0 million Indian Rupees ($10.9 million U.S. dollars), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other
Other primarily consists of the fair value of the Company's receivable from BATS as more fully described in Footnote 4 "Sales of Businesses". Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
7. Derivative Financial Instruments
The Company enters into derivative transactions as part of its trading activities and to manage foreign currency exposure. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.
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
The following tables summarize the fair value and number of derivative instruments held at September 30, 2015 and December 31, 2014 and the gains and losses included in the Consolidated Statements of Operations for the periods then ended. These instruments include those classified as Financial Instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts which are reported within Receivable from or Payable to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition (fair value and gain (loss) in thousands):

		September 30, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$617	7,390	$706	7,528
Forward contracts	Financial instruments owned, at fair value	284	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	2,627	2,251	1,523	2,569
Swap contracts	Receivable from brokers, dealers and clearing organizations	128	1	—	—
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	194,068	403,903	143,610	424,900
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	4,294	5,245	6,330	6,844
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	22,119	15,654	21,644	16,011
Total		$224,137	434,445	$173,813	457,852

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$1,212	8,108	$651	9,090
Forward contracts	Financial instruments owned, at fair value	60	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,790	2,590	2,047	3,085
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	98	1	13	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	144,586	426,747	115,362	437,383
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	6,432	11,901	6,891	10,628
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	15,246	8,894	14,847	9,105
Total		$169,424	458,242	$139,811	469,292

		Gain (Loss) Recognized
	Financial Statements	For the three months ended September 30,		For the nine months ended September 30,
	Location	2015	2014	2015	2014
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$1,868	$2,968	$2,674	$8,762
Forward contracts	Investment income and other, net	—	122	(10)	434
Equity
Futures contracts	Trading revenues, net	(2,122)	4,425	11,616	19,206
Swap contracts	Trading revenues, net	1,792	1,252	2,860	3,595
Listed options (1)	Trading revenues, net	1,149	(7,208)	(15,032)	(78,872)
Fixed income
Futures contracts	Trading revenues, net	5,256	3,159	30,177	17,106
Commodity
Futures contracts	Trading revenues, net	12,339	13,462	37,342	39,467
		$20,282	$18,180	$69,627	$9,698
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(44)	$—	$(50)	$—

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

The Company has entered into and may continue to enter into International Swaps and Derivative Association, Inc. (“ISDA”) master netting agreements with counterparties. Master agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be settled or otherwise eliminated by applying amounts due against all or a portion of an amount due from the counterparty or a third party. The Company may also enter into bilateral trading agreements and other customer agreements that provide for the netting of receivables and payables with a given counterparty as a single net obligation.

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
The table below provides information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of offset associated with these arrangements exist and could have had an effect on our financial position (in thousands):

September 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition (3)	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$194,068	$—	$194,068	$—	$—	$194,068
Foreign currency forward contracts	284	—	284	—	—	284
Swaps	128	—	128	—	—	128
Futures	29,657	27,654	2,003	—	—	2,003
Total Assets	$224,137	$27,654	$196,483	$—	$—	$196,483
Liabilities
Listed options	$143,610	$—	$143,610	$—	$20,216	$123,394
Futures	30,203	30,203	—	—	—	—
Total Liabilities	$173,813	$30,203	$143,610	$—	$20,216	$123,394
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
(3) The full amount of the liabilities related to futures of $30.2 million has been netted against the assets related to futures of $22.8 million as the Company maintains margin in excess of the net liability and such margin is utilized to offset any excess liability.

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

	September 30, 2015	December 31, 2014
Collateral permitted to be delivered or repledged	$1,640,949	$1,586,700
Collateral that was delivered or repledged	1,564,514	1,485,267
Collateral permitted to be further repledged by the receiving counterparty	239,266	147,696
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	September 30, 2015	December 31, 2014
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$598,088	$536,124
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	951,480	979,652
The table below presents the gross carrying value of Securities loaned and Financial instruments sold under agreements to repurchase by class of collateral pledged (in thousands):

September 30, 2015		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$752,643	$771,456
U.S. government obligations	—	313,751
Corporate debt	16,497	28,544
Total	$769,140	$1,113,751

December 31, 2014		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$696,162	$832,614
U.S. government obligations	—	73,576
Corporate debt	11,582	27,386
Total	$707,744	$933,576
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
(Unaudited)

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

September 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,619,512	$—	$1,619,512	$1,582,024	$4,405	$33,083
Receivable from brokers, dealers and clearing organizations (3)	59,438	—	59,438	59,299	—	139
Total Assets	$1,678,950	$—	$1,678,950	$1,641,323	$4,405	$33,222
Liabilities
Securities loaned	$769,140	$—	$769,140	$754,698	$4,405	$10,037
Financial instruments sold under agreements to repurchase	1,113,751	—	1,113,751	1,113,411	—	340
Total Liabilities	$1,882,891	$—	$1,882,891	$1,868,109	$4,405	$10,377
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (dollars in thousands):

As of September 30, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$769,140	$—	$—	$—	$769,140
Financial instruments sold under agreements to repurchase	313,751	460,000	225,000	115,000	1,113,751
Total	$1,082,891	$460,000	$225,000	$115,000	$1,882,891

As of December 31, 2014	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$707,744	$—	$—	$—	$707,744
Financial instruments sold under agreements to repurchase	73,576	410,000	325,000	125,000	933,576
Total	$781,320	$410,000	$325,000	$125,000	$1,641,320
9. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Receivable:
Clearing organizations and other	$840,009	$1,073,480
Financial instruments purchased under agreement to resell	59,438	21,545
Securities failed to deliver	111,278	93,808
Total Receivable	$1,010,725	$1,188,833
Payable:
Clearing organizations and other	$286,326	$350,627
Securities failed to receive	28,752	325,462
Total Payable	$315,078	$676,089
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
10. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Strategic investments:
Investments accounted for under the equity method	$99,376	$86,328
Investments held at fair value	1,857	4,435
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,948	8,949
Total Strategic investments	110,181	99,712
Other investments	1,552	1,014
Total Investments	$111,733	$100,726

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For the three months ended September 30, 2015 and 2014, the Company recorded income of $4.9 million and $17.5 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, the Company recorded income of $9.4 million and $32.2 million, respectively, related to Investments accounted for under the equity method of accounting. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 13 "Related Parties".
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
In the third quarter of 2015, one of the Company’s investments, with a fair value of $2.8 million, was reclassified from an investment to a trading security and as of September 30, 2015 is therefore reported within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. As a result of the reclassification, the Company recognized a gain of $0.5 million within Investment income and other, net in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.This gain, net of taxes, was offset on the September 30, 2015 Statement of Financial Condition with a decrease in Accumulated other comprehensive income.
Merger of BATS and Direct Edge
In January 2014, BATS and Direct Edge, each of whose equity the Company held as an investment, merged, with BATS being the surviving entity in the merger. Prior to the merger, the Company accounted for its investment in BATS under the cost method and accounted for its investment in Direct Edge under the equity method. Following the merger, the Company owns 16.7% of the overall equity of BATS and holds 19.9% of the voting equity and has appointed a director to BATS' board of directors. Based on these facts, the Company believes that it has significant influence over BATS' operating and financial policies and accounts for its interest in BATS under the equity method.
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
tradeMONSTER Group, Inc.
Prior to August 2014, the Company held an investment in tradeMONSTER Group, Inc. ("tradeMONSTER") which it accounted for under the equity method of accounting. In August 2014, tradeMONSTER combined with OptionsHouse LLC ("OptionsHouse") to form TM Holdings, L.P. now known as Aperture Holdings, LP, ("Aperture"). The Company will continue to account for its interest in Aperture under the equity method of accounting.
During the third quarter of 2014 the Company recognized a net gain of $15.1 million related to the combination, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The net gain of $15.1 million comprises a gain on the Company's exchange of its investment in tradeMONSTER for its investment in Aperture of $17.6 million offset, in part, by the Company's share of tradeMONSTER’s transaction costs.
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
No events occurred in the nine months ended September 30, 2015 or 2014 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. In the fourth quarter of 2014, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was no impairment.
The following table summarizes the Company’s goodwill by segment (in thousands):

	September 30, 2015	December 31, 2014
Market Making	$16,404	$16,404
Global Execution Services	907	907
Total	$17,311	$17,311
Intangible assets with definite useful lives are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to eight years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at September 30, 2015 and December 31, 2014 was approximately four and five years, respectively.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	September 30, 2015	December 31, 2014
Market Making
Technology	$51,563	$50,542
Trading rights	40,858	44,358
Total	92,421	94,900
Global Execution Services (1)
Technology	14,300	18,200
Customer relationships	9,750	10,833
Trade names	775	850
Total	24,825	29,883
Corporate and Other
Technology	8,250	10,500
Total	$125,496	$135,283

(1)
Excluded from the December 31, 2014 balance is $34.7 million of intangibles related to the KCG Hotspot which was held for sale at that time. As noted in Footnote 4 "Sales of Businesses", such amount is included in Assets of business held for sale at December 31, 2014.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		September 30, 2015	December 31, 2014
Technology (1)	Gross carrying amount	$129,925	$115,804
	Accumulated amortization	(55,812)	(36,562)
	Net carrying amount	74,113	79,242
Trading rights (2)	Gross carrying amount	62,468	62,468
	Accumulated amortization	(21,610)	(18,110)
	Net carrying amount	40,858	44,358
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(3,250)	(2,167)
	Net carrying amount	9,750	10,833
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(225)	(150)
	Net carrying amount	775	850
Total	Gross carrying amount	206,393	192,272
	Accumulated amortization	(80,897)	(56,989)
	Net carrying amount	$125,496	$135,283

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two and three years as of September 30, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2014 balance is $13.1 million of technology assets related to KCG Hotspot which as noted in Footnote 4 "Sales of Businesses", is included in Assets of business held for sale at December 31, 2014.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately six and seven years as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, $6.8 million of trading rights had indefinite useful lives.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 7 and 8 years as of September 30, 2015 and December 31, 2014, respectively. Lives may be reduced depending upon actual retention rates. Excluded from the December 31, 2014 balance is $19.0 million of customer relationships related to KCG Hotspot which as noted in Footnote 4 "Sales of Businesses", is included in Assets of business held for sale at December 31, 2014.

(4)
Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 8 and 9 years as of September 30, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2014 balance is $2.6 million of the trade name related to KCG Hotspot which as noted in Footnote 4 "Sales of Businesses", is included in Assets of business held for sale at December 31, 2014.

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization expense	$8,533	$8,931	$26,100	$26,157
As of September 30, 2015, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the three months ended December 31, 2015	$8,727
For the year ended December 31, 2016	34,701
For the year ended December 31, 2017	32,384
For the year ended December 31, 2018	18,485
For the year ended December 31, 2019	6,211

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

12. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$—	$—	$117,259	$116,819
8.25% Senior Secured Notes	—	—	305,000	309,194
6.875% Senior Secured Notes	495,372	475,500	—	—
Total Debt	$495,372	$475,500	$422,259	$426,013
The fair value of the Company's 6.875% Senior Secured Notes, 8.25% Senior Secured Notes and Cash Convertible Senior Subordinated Notes is based upon the value of such debt in the secondary market.
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
8.25% Senior Secured Notes
On June 5, 2013 GETCO Financing Escrow LLC (“Finance LLC”), a wholly-owned subsidiary of GETCO, issued 8.25% senior secured notes due 2018 in the aggregate principal amount of $305.0 million (the “8.25% Senior Secured Notes”) pursuant to an indenture, dated June 5, 2013 (as amended and supplemented, the "8.25% Senior Secured Notes Indenture"). On July 1, 2013, KCG entered into a first supplemental indenture (the “First Supplemental Indenture”) pursuant to which KCG assumed all of the obligations of Finance LLC which comprised the 8.25% Senior Secured Notes plus certain escrow agent fees and expenses of $3.0 million.
The 8.25% Senior Secured Notes were scheduled to mature on June 15, 2018 and bore interest at a rate of 8.25% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2013.
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
On April 13, 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

off of capitalized debt costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statements of Operations for the nine months ended September 30, 2015.
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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of September 30, 2015, the Company was in compliance with these covenants.
If at any time the 6.875% Senior Secured Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group and no default or event of default has occurred and is continuing under the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of the 6.875% Senior Secured Notes. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.590%. Of the above mentioned costs, $11.3 million was paid to a related party. See Footnote 13 "Related Parties" for additional information relating to financing and advising activities.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of September 30, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.
The proceeds of the Borrowing Base A loans may be used solely to finance the purchase and settlement of securities. The proceeds of Borrowing Base B loans may be used solely to fund clearing deposits with the National Securities Clearing Corporation ("NSCC").

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of September 30, 2015, the Company and KCGA were in compliance with these covenants.
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
The Company recorded expenses with respect to the Debt as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Interest expense	$8,853	$7,479	$26,738	$24,245
Debt extinguishment charges	—	—	25,006	9,552
Amortization of debt issuance cost	841	830	2,697	2,835
Commitment fee	343	394	1,140	1,181
Total	$10,037	$8,703	$55,581	$37,813
13. Related Parties
The Company interacts with one party which is the beneficial owner of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with certain investees for which KCG accounts for under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 10 "Investments" for the carrying value of these investees at September 30, 2015 and December 31, 2014 and for the Company's income with respect to its equity earnings from these investees for the three and nine months ended September 30, 2015 and 2014.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Statements of Operations	2015	2014	2015	2014
Revenues
Commissions and fees	$4,496	$2,795	$10,624	$10,681
Trading revenues, net	1,343	1,235	5,248	2,590
Interest, net	399	142	756	460
Total revenues from related parties	$6,238	$4,172	$16,628	$13,731
Expenses
Execution and clearance fees(1)	$(4,525)	$(1,599)	$(13,333)	$(8,147)
Communications and data processing	1,577	—	3,986	—
Payment for order flow	274	406	2,527	406
Collateralized financing interest	99	135	346	414
Professional fees	—	—	5,507	—
Other expense	479	367	1,756	1,201
Total expenses incurred with respect to related parties	$(2,096)	$(691)	$789	$(6,126)
(1)    Represents net volume based fees received by KCG from providing liquidity to related trading venues.

Statements of Financial Condition	September 30, 2015	December 31, 2014
Assets
Securities borrowed	$21,912	$26,110
Receivable from brokers, dealers and clearing organizations	1,816	20,075
Other assets	68,216	—
Liabilities
Securities loaned	$2,607	$7,376
Payable to brokers, dealers and clearing organizations	180	8,509
Accrued expenses and other liabilities	3,837	5,667
In March 2015, the Company completed the sale of KCG Hotspot to BATS, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2015. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. The additional potential payments are recorded at their estimated fair value of $63.5 million in Other assets on the September 30, 2015 Consolidated Statement of Financial Condition and in the table above. See Footnote 4 "Sales of businesses" for additional information.
Additionally, for the nine months ended September 30, 2015, the Company paid one of its related parties $16.8 million in fees related to financing and advisory activities. The $16.8 million comprised $11.3 million that was capitalized as deferred debt costs within Other assets on the Consolidated Statement of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations. While the Professional fees are included in the table above, the capitalized debt fees are not included in the table above. The $11.3 million capitalized as deferred debt costs will be amortized over the life of the debt.
In the third quarter of 2015, the Company paid $23,000 in fees to one of its related parties for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statement of Financial Condition as of September 30, 2015 and is not included in the above table.
In the third quarter of 2015, the Company contributed microwave communication network assets to the JV, which is considered a related party. These assets were contributed at fair value and resulted in the Company recording a

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

$4.3 million writedown of such assets. This charge is included in Writedown of assets and other real estate related charges on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
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
See Footnote 3 "Tender Offer and Stock Repurchase" and Footnote 23 "Subsequent Events" for additional information on the Tender Offer and stock repurchases.
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
As of September 30, 2015, there were approximately 27.5 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 16.2 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
As a result of implementing the Continued Vesting Amendment described above, the Outstanding Annual RSUs are no longer considered to have a service condition from an expense perspective. This amendment resulted in the acceleration of the unrecognized expense associated with such awards and the Company recorded a charge of $28.8 million in Employee compensation and benefits in the Consolidated Statements of Operations for the nine months ended September 30, 2015. Beginning in the second quarter of 2015, the Company also began to recognize the expense associated with anticipated Annual Equity Awards that are expected to be awarded to employees in early 2016 as part of their annual incentive compensation in respect of the 2015 performance year.
The Company measures compensation expense related to Off-Cycle Grants (and previously for Outstanding Annual RSUs) based on the fair value of KCG Class A Common Stock at the date of grant. For anticipated Annual Equity Awards related to the 2015 performance year which are expected to be granted in early 2016, the Company accrues compensation expense based on the estimated value of such future awards. The amount accrued during the year for Annual Equity Awards is included in Accrued compensation on the Consolidated Statements of Financial Condition.
Compensation expense from continuing operations relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense (benefit) on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Stock award compensation expense (1)	$17,906	$11,121	$72,202	$42,296
Income tax benefit	6,804	4,226	27,437	16,072

(1)
Included in the nine months ended September 30, 2015 is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.

The following table summarizes restricted awards activity for the nine months ended September 30, 2015 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2014	9,147	$10.77
Granted	2,593	12.19
Vested	(4,205)	10.72
Forfeited	(661)	11.28
Outstanding at September 30, 2015	6,874	$11.28

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

There is $17.7 million of unamortized compensation related to unvested RSUs outstanding at September 30, 2015 (awards not comprising the Outstanding Annual RSUs). The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 1.06 years.
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
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the nine months ended September 30, 2015 or 2014.
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense (benefit) on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Stock option and SAR compensation expense	$915	$942	$2,856	$2,862
Income tax benefit	348	358	1,085	1,087
The following table summarizes stock option and SAR activity and stock options exercisable for the nine months ended September 30, 2015 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2014 (1)	4,691	$17.41
Granted at market value	—	—
Exercised	(151)	8.24
Forfeited or expired	(110)	22.18
Outstanding at September 30, 2015 (1)	4,430	$17.60	$2,067	2.70
Exercisable at September 30, 2015	3,050	$18.56	$1,378	2.66
Available for future grants at September 30, 2015 (2)	16,197

(1)	Includes 1.7 million SARs.

(2)	Represents options, SARs and awards available for grant under the Amended 2015 Plan.
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options multiplied by the number of shares. The total intrinsic value and cash received

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

from options exercised during the nine months ended September 30, 2015 is $0.7 million and $1.2 million, respectively. There were no stock options or SARs exercised during the nine months ended September 30, 2014.
There is $0.4 million of unamortized compensation related to unvested stock options and SARs outstanding at September 30, 2015. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.8 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at September 30, 2015 and December 31, 2014 related to incentive units were $2.2 million and $2.9 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the nine months ended September 30, 2015 (units in thousands):

Vested
Incentive units at December 31, 2014	38
Issued	—
Vested	—
Exercised	(7)
Canceled	—
Incentive units at September 30, 2015	31
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Incentive units	$(295)	$(465)	(109)	(652)
15. Income Taxes
The Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table reconciles the U.S. federal statutory income tax rate to the Company's actual income tax rate from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	3.3	3.9	3.4	2.3
Recognition of state deferred tax assets and net operating losses, net of U.S. federal income tax effect	—	—	(4.2)	—
Nondeductible expenses(1)	0.8	(2.1)	0.1	1.2
Foreign Taxes	—	1.5	—	(0.6)
Other, net	(1.0)	(0.3)	0.1	(0.1)
Actual income tax rate	38.1%	38.0%	34.4%	37.8%

(1)	Nondeductible expenses include nondeductible meals and entertainment.
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
Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize the majority of its federal deferred tax assets in the future, and except as noted below with respect to certain net operating losses ("NOLs"), no valuation allowance has been recorded at September 30, 2015 with respect to such federal deferred tax assets. Management believes that positive evidence including the Company's history of sustainable profitability, actual profitability, and its forecasts of future profitability outweighs the negative evidence.
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
At September 30, 2015, the Company had total U.S. federal NOL carryforwards of $133.5 million, of which $28.5 million were generated by Knight in periods prior to the Mergers. At September 30, 2015 the Company recorded a deferred tax asset related to these federal NOLs of $46.7 million and a partially offsetting valuation allowance of $6.8 million which represents the portion of these NOL carryforwards that are considered more likely than not to expire unutilized.
Prior to 2015, the Company had recorded a partial valuation allowance against certain of its state and local net operating losses and other deferred tax assets as it was more likely than not that the benefit of such items would not be realized. During the second quarter of 2015, the Company undertook an internal restructuring and as a result reversed the valuation allowance as these loss carryforwards and other state and local deferred tax assets are now expected to be utilized.
At September 30, 2015, the Company had, in multiple jurisdictions, aggregate state and local NOL carryforwards of $1.74 billion, all of which were generated by Knight in periods prior to the Mergers. The Company has recorded deferred income tax assets related to these NOLs of $49.7 million at September 30, 2015 and partially offsetting valuation allowances of $29.1 million, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

At September 30, 2015, the Company had non-U.S. NOL carryforwards of $105.0 million of which $65.7 million were generated by Knight in periods prior to the Mergers. The Company recorded a foreign deferred income tax asset of $22.6 million for these NOL carryforwards as of September 30, 2015 along with an offsetting U.S. federal deferred tax liability of $22.6 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely.
At September 30, 2015, the Company had U.S. Federal tax credit carryforwards comprising general business credit carryforwards of $6.6 million and alternative minimum tax credit carryforwards $6.8 million.
As of September 30, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2012 through 2014, and to non-U.S. income tax examinations for the tax years 2007 through 2014. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2014. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At September 30, 2015, the Company had $2.4 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At December 31, 2014, the Company had $2.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Debt interest expense and Interest, net, respectively, on the Consolidated Statements of Operations.
16. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three months ended September 30, 2015	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance June 30, 2015	$489	$725	$1,214
Other comprehensive loss	(4)	(595)	(599)
Amount reclassified from Available-for-sale securities	(308)	—	(308)
Net current period other comprehensive loss	$(312)	$(595)	$(907)
Balance September 30, 2015	$177	$130	$307

Nine months ended September 30, 2015	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2014	$352	$1,781	$2,133
Other comprehensive income (loss)	133	(1,651)	(1,518)
Amount reclassified from Available-for-sale securities	(308)	—	(308)
Net current period other comprehensive loss	$(175)	$(1,651)	$(1,826)
Balance September 30, 2015	$177	$130	$307

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Three months ended September 30, 2014	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance June 30, 2014	$(197)	$1,857	$1,660
Other comprehensive income (loss)	280	(198)	82
Balance September 30, 2014	$83	$1,659	$1,742

Nine months ended September 30, 2014	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$36	$1,365	$1,401
Other comprehensive income	47	294	341
Balance September 30, 2014	$83	$1,659	$1,742
The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Available-for-sale securities:
Reclassification of unrealized net gains	497	Investment income and other, net
Related income tax expense	(189)	Income tax expense (benefit)
	$308	Net of tax
See Footnote 10 "Investments" for information related to the reclassification of Available-for-sale securities.
17. Writedowns and Other Charges
Writedown of assets and other real estate related charges
In the second quarter of 2015, the Company adopted a plan to consolidate its metro New York City area real estate, which currently comprises the Company’s Jersey City, NJ and New York, NY locations, through a relocation of its corporate headquarters to lower Manhattan in late 2016. As a result of this plan, the Company expects to abandon the majority of its Jersey City, NJ location on a staggered basis through the end of 2016 and expects to abandon its current New York, NY location by the end of 2016.
Upon adopting the relocation plan, the Company prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations to reflect the projected abandonment dates.
Additionally, the Company completed consolidating its offices in Chicago and abandoned a portion of its Chicago premises in the third quarter of 2015.
During the third quarter of 2015, the Company recorded writedowns of fixed assets totaling $10.5 million which comprises accelerated amortization related to leaseholds and furniture on partially vacated properties at its Jersey City and Chicago locations and losses on the sale of certain microwave communication network assets to the JV.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In addition, during the third quarter of 2015, the Company recorded $23.6 million in charges related to the early termination of its Jersey City lease, modification of its New York City lease, and lease loss accruals for its Chicago and Greenwich premises.
During the second quarter of 2015, the Company recorded $6.3 million of accelerated amortization and depreciation of leasehold improvements and fixed assets related to the now partially vacated properties in its Jersey City and Chicago locations.
The Company recorded a $0.1 million lease loss accrual related to excess real estate capacity in the first quarter of 2015.
For the three and nine months ended September 30, 2014, the Company recorded $0.3 million and $2.5 million, respectively, of net lease loss accruals related to excess real estate capacity.
The activity in the liability account related to office space consolidation, which solely impacted the Corporate segment, for the following periods is as follows (in thousands):

	For the nine months ended September 30, 2015	For the twelve months ended December 31, 2014
Balance as of beginning of period	$5,897	$6,120
Real estate charges incurred	23,186	5,360
Payments made, net	(5,696)	(4,468)
Interest accretion	(372)	(1,115)
Balance as of end of period	$23,015	$5,897
Debt extinguishment charges
During the second quarter of 2015, the Company wrote off $8.5 million of capitalized debt costs and paid $16.5 million as a contractual make-whole premium related to the early retirement of the Company's 8.25% Senior Secured Notes. See Footnote 12 "Debt" for further details.
During the first half of 2014, the Company made $235.0 million principal repayments under the Credit Agreement. As a result, the Company wrote off $9.6 million in capitalized debt costs. There were no costs written off for the three months ended September 30, 2014.
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
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 27.9 million and 30.6 million for the three months ended September 30, 2015 and 2014, respectively. The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 18.3 million and 30.6 million for the nine months ended September 30, 2015 and 2014, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,
	2015		2014
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Income (loss) from continuing operations and shares used in basic calculations	$21,937	91,134	$(9,439)	110,376
Effect of dilutive stock based awards
Restricted awards		809		—
Stock options and SARs		136		—
Income (loss) from continuing operations and shares used in diluted calculations	$21,937	92,079	$(9,439)	110,376
Basic earnings (loss) per common share from continuing operations		$0.24		$(0.09)
Diluted earnings (loss) per common share from continuing operations		$0.24		$(0.09)

	For the nine months ended September 30,
	2015		2014
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$252,076	104,244	$36,465	113,680
Effect of dilutive stock based awards
Restricted awards		1,994		3,348
Stock options and SARs		390		99
Warrants		188		—
Income from continuing operations and shares used in diluted calculations	$252,076	106,816	$36,465	117,127
Basic earnings per common share from continuing operations		$2.42		$0.32
Diluted earnings per common share from continuing operations		$2.36		$0.31
19. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2015 or 2014.
20. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these ordinary matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period, depending, in part, upon operating results for that period. The Company carries directors and officers liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Legal
Litigation Related to the August 1, 2012 Technology Issue
As previously disclosed in KCG's and Knight's public filings, Knight experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in Knight Capital Americas LLC ("KCA") sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Thereafter, Knight was named as a defendant in two putative class action complaints (one of which was voluntarily dismissed and the other of which is described in more detail below) and one purported derivative lawsuit, all of which related to the technology issue. The purported derivative action was resolved as part of a settlement entered by the Delaware Court of Chancery in September 2014. Knight also received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the raising of $400.0 million in equity financing through a convertible preferred stock offering to certain investors. The claims described in the derivative demand letters were resolved as part of the aforementioned Delaware settlement and the requests for inspection of documents have not been pursued.
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
In November 2014, prior to the court’s decision on defendants’ motion to dismiss, the parties participated in a court-ordered mediation. Following the mediation, in December 2014, the parties reached an agreement in principle to settle the Fernandez Action. On February 9, 2015, the parties entered into a Stipulation of Settlement that, once approved by the District Court, will resolve the litigation and result in the Fernandez Action being dismissed with prejudice.  Pursuant to an Order filed on March 2, 2015, the District Court preliminarily approved the settlement of the Fernandez Action and set July 1, 2015 for the final settlement hearing. Under the terms of the proposed settlement, Knight agreed that certain of its insurance carriers would pay $13.0 million to stockholders in the class. The settlement requires no direct payment by any of the defendants. Under the proposed settlement, defendants and various of their related persons and entities will receive a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period. The proposed settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit. The settlement will not have an effect on the Company’s results of operations because the full amount of the proposed settlement will be paid by the Company’s insurance carriers. As of April 1, 2015, the full amount of the proposed settlement was deposited by the insurance carriers into an escrow account. On July 1, 2015, the District Court held a final settlement hearing, during which the District Court approved the settlement. On July 6, 2015, the District Court entered the judgment and the case was closed.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on transactions involving microcap securities. The Company is currently the subject of various regulatory reviews and investigations by both U.S. and foreign regulators and SROs, including the SEC, the Department of Justice, FINRA, the Financial Conduct Authority ("FCA") and the Autorité des Marchés Financiers ("AMF"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action.
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
In May 2015, the Company received a Wells Notice from the staff of the New York office of the SEC concerning the handling of orders by KCGA (formerly, Knight Capital Americas LLC) in Over-the-Counter securities quoted on OTC Link (an inter-dealer quotation system formerly referred to as the “Pink Sheets”) during the period of January 1, 2010 through July 2013, which indicated that the staff made a preliminary determination to recommend that the Commission file an enforcement action alleging that KCGA violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933. KCGA and the staff of the SEC reached an agreement in principle pursuant to which KCGA would pay a fine in the sum of $300,000, disgorge approximately $686,000 and pay approximately $70,000 in prejudgment interest. The proposed settlement would take the form of an administrative cease-and-desist order in which KCGA would neither admit nor deny the Commission’s findings. The agreement in principle is subject to final approval by the SEC. The amount of the proposed settlement had been fully accrued for in prior quarters.
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At September 30, 2015, the obligations have a weighted-average interest rate of 3.37% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at September 30, 2015 consist of (in thousands):

Minimum Payments
Three months ended December 31, 2015	$584
2016	2,126
2017	620
Total	$3,330
The total interest expense related to capital leases for the three and nine months ended September 30, 2015, and 2014 included in the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Interest expense - Capital leases	$38	$97	$160	$287

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.0 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively, and $12.9 million and $14.5 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of September 30, 2015, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Three months ending December 31, 2015	$5,902	$1,235	$4,667
Year ending December 31, 2016	23,317	4,994	18,323
Year ending December 31, 2017	27,300	4,508	22,792
Year ending December 31, 2018	25,650	4,211	21,439
Year ending December 31, 2019	23,003	3,630	19,373
Thereafter through December 31, 2031	194,376	10,244	184,132
Total	$299,548	$28,822	$270,726
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At September 30, 2015, the Company had provided letters of credit for $11.8 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There were no compensation guarantees at September 30, 2015 or 2014 that extended beyond the respective year end.
Representations and Warranties
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
Urban has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. The Company has not recorded any liabilities related to these potential losses as of September 30, 2015 or December 31, 2014.

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
22. Business Segments
As of September 30, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended September 30, 2015:
Revenues	$299,755	$69,713	$7,568	$377,036
Pre-tax earnings	85,419	(1,050)	(48,951)	35,419
Total assets	5,125,761	798,956	925,452	6,850,169
For the three months ended September 30, 2014:
Revenues	$166,620	$79,218	$26,464	$272,302
Pre-tax earnings	(8,033)	(1,664)	(5,538)	(15,235)
Total assets	4,216,396	1,836,055	1,462,795	7,515,246
For the nine months ended September 30, 2015:
Revenues	$716,631	$597,502	$20,941	$1,335,074
Pre-tax earnings	129,160	370,072	(114,799)	384,433
Total assets	5,125,761	798,956	925,452	6,850,169
For the nine months ended September 30, 2014:
Revenues	$662,412	$252,341	$55,339	$970,092
Pre-tax earnings	104,003	1,088	(46,435)	58,656
Total assets	4,216,396	1,836,055	1,462,795	7,515,246
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
Additionally, prior to 2015, funding costs of inventory positions were recorded in the Corporate and Other segment, primarily within Collateralized financing interest on the Consolidated Statements of Operations. These costs were subsequently charged out to the Market Making and Global Execution Services segments primarily through the Interest, net line item, with an equal and offsetting revenue item within the Corporate and Other segment. With the move of the self clearing team to a support function, these third party costs are now charged directly to the businesses within the Market Making and Global Execution Services segments. This shift in how the Company’s self clearing unit is reported has no impact to the Consolidated Statements of Operations, nor any of the individual line items within it. However, on a segment level, this decreases the amount of total revenues reported by the Corporate and Other segment, because it no longer records the offsetting revenue for these third party funding costs. This change in the measurement of segment profitability, which has no impact to the consolidated results, is reported prospectively, and, therefore, is not reflected in the financial results for any period prior to January 1, 2015.
Included in Revenues and Pre-tax earnings within Global Execution Services for the nine months ended September 30, 2015 are results of KCG Hotspot through March 13, 2015, the date of the sale. Also included in Revenues and Pre-tax earnings for the nine months ended September 30, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively. Revenue and Pre-tax earnings from KCG Hotspot and the Company's former FCM business are included in the Global Execution Services segment for the three and nine months ended September 30, 2014.
23. Subsequent Events
The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued. The Company did not have any subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements except the following:

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

On November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity for $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the strategic business combination (the "Mergers") of Knight Capital Group, Inc. (“Knight”) and GETCO Holding Company, LLC (“GETCO”); (ii) difficulties and delays in fully realizing cost savings and other benefits of the Mergers and the inability to manage trading strategy performance and sustain revenue and earnings growth (iii) the sale of KCG Hotspot; (iv) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (v) past or future changes to KCG's organizational structure and management; (vi) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vii) KCG's ability to keep up with technological changes; (viii) KCG's ability to effectively identify and manage market risk, operational and technology risk (such as the events that affected Knight on August 1, 2012), legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (ix) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (x) the effects of increased competition and KCG's ability to maintain and expand market share; and (xi) the plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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

Results of Operations
As of September 30, 2015, our operating segments comprised the following:

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
In November 2014, we sold certain assets and liabilities related to our former Futures Commission Merchant (“FCM”) business to Wedbush Securities Inc.
In March 2015, we completed the sale of KCG Hotspot to BATS Global Markets, Inc. ("BATS") and recorded a gain on sale of $385.0 million or $373.8 million net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million. See Footnote 4 "Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein for further description of this transaction.
The results of the businesses and gains on sale of the FCM and KCG Hotspot are included in the Global Execution Services segment and continuing operations, up through the dates of their respective sales. For additional information, see Footnote 4 "Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Market Making
Revenues	$299,755	$166,620	$716,631	$662,412
Expenses	214,336	174,653	587,471	558,409
Pre-tax earnings (loss)	85,419	(8,033)	129,160	104,003
Global Execution Services
Revenues	69,713	79,218	597,502	252,341
Expenses	70,763	80,882	227,430	251,253
Pre-tax (loss) earnings	(1,050)	(1,664)	370,072	1,088
Corporate and Other
Revenues	7,568	26,464	20,941	55,339
Expenses	56,519	32,002	135,740	101,774
Pre-tax loss	(48,951)	(5,538)	(114,799)	(46,435)
Consolidated
Revenues	377,036	272,302	1,335,074	970,092
Expenses	341,617	287,537	950,641	911,436
Pre-tax earnings (loss)	$35,419	$(15,235)	$384,433	$58,656
Totals may not add due to rounding.
In the first quarter of 2015, we changed the way our self-clearing function and funding costs were reported across segments. There is no impact to consolidated numbers. For a detailed description, see Footnote 22 “Business Segments” included in Part I, Item 1. "Financial Statements (Unaudited)" herein.
Reconciliation of GAAP Revenues and Pre-Tax Earnings to Non-GAAP Revenues and Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate certain charges which we believe are unrelated to our core operations.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the three and nine months ended September 30, 2015 and 2014.
The following tables provide a full reconciliation of GAAP to non-GAAP revenues ("Adjusted revenues") and pre- tax results ("Adjusted pre-tax earnings") for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three months ended September 30, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$85,419	$(1,050)	$(48,951)	$35,419
Other real estate related charges	—	—	28,825	28,825
Writedown of assets	4,379	—	825	5,204
Adjusted pre-tax earnings	$89,798	$(1,050)	$(19,301)	$69,448
Totals may not add due to rounding

Three months ended September 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$166,620	$79,218	$26,464	$272,302
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Adjusted revenues	$166,620	$79,218	$11,359	$257,197
Totals may not add due to rounding

Three months ended September 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP loss from continuing operations before income taxes	$(8,033)	$(1,664)	$(5,538)	$(15,235)
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Compensation related to reduction in workforce and other employee separations	2,786	3,577	4,158	10,521
Other real estate related charges	—	—	301	301
Adjusted pre-tax earnings	$(5,247)	$1,913	$(16,184)	$(19,518)
Totals may not add due to rounding

Nine months ended September 30, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$716,631	$597,502	$20,941	$1,335,074
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Adjusted revenues	$716,631	$212,476	$20,941	$950,048
Totals may not add due to rounding

Nine months ended September 30, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$129,160	$370,072	$(114,799)	$384,433
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Accelerated stock-based compensation	19,844	8,202	803	28,849
Debt make-whole premium	—	—	16,500	16,500
Writedown of capitalized debt costs	—	—	8,506	8,506
Professional fees related to the sale of KCG Hotspot	—	6,736	—	6,736
Other real estate related charges	—	—	35,284	35,284
Writedown of assets	4,379	—	825	5,204
Compensation expense related to the sale of KCG Hotspot	—	4,457	—	4,457
Adjusted pre-tax earnings	$153,383	$4,441	$(52,881)	$104,943
Totals may not add due to rounding

Nine months ended September 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$662,412	$252,341	$55,339	$970,092
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Adjusted revenues	$662,412	$252,341	$30,590	$945,343
Totals may not add due to rounding

Nine months ended September 30, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$104,003	$1,088	$(46,435)	$58,656
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Compensation related to reduction in workforce and other employee separations	3,169	5,463	4,958	13,590
Writedown of capitalized debt costs	—	—	9,552	9,552
Other real estate related charges	811	—	1,697	2,508
Adjusted pre-tax earnings	$107,983	$6,551	$(54,977)	$59,557
Totals may not add due to rounding
Consolidated revenues for the three months ended September 30, 2015 of $377.0 million increased $104.7 million from $272.3 million in the same period a year ago. Consolidated adjusted pre-tax earnings from continuing operations for the three months ended September 30, 2015 was $69.4 million as compared to a loss of $19.5 million in the same period in 2014.
The Company’s net revenues, which we define as adjusted revenues, less execution and clearance fees, payments for order flow, and collateralized financing interest ("net revenues”) were $283.8 million for the three months ended September 30, 2015, compared to $160.4 million for the comparable period in 2014. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.
The following tables provide a full reconciliation of total revenues to net revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of total revenues to net revenues:
Total revenues per Consolidated Statements of Operations	$377,036	$272,302	$1,335,074	$970,092
Less:
Execution and clearance fees	67,502	74,058	198,573	222,801
Payments for order flow	17,121	15,377	47,277	55,485
Collateralized financing interest	8,617	7,330	25,932	19,887
Gain on sale of KCG Hotspot	—	—	385,026	—
Net gain related to tradeMONSTER combination with OptionsHouse	—	15,105	—	15,105
Income resulting from the merger of BATS and Direct Edge, net	—	—	—	9,644
Net revenues	$283,796	$160,432	$678,266	$647,170
Adjusted pre-tax earnings for the three months ended September 30, 2015 exclude non-GAAP adjustments totaling $34.0 million. These items primarily comprise the expense related to the lease charges for our Jersey City and New York offices, various other real estate related charges comprising the accelerated amortization of leasehold improvements for excess real estate in the Jersey City and Chicago offices and the writedown of other fixed assets. Adjusted pre-tax earnings for the three months ended September 30, 2014 exclude non-GAAP adjustments totaling a net benefit of $4.3 million comprising the net gain related to tradeMONSTER's combination with OptionsHouse, offset, in part, by compensation related to a reduction in workforce and other real estate related charges. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
Consolidated results for the three months ended September 30, 2015 improved compared to the comparable period in 2014 due to improved net revenues primarily within the Market Making segment as a result of favorable market conditions.

Consolidated adjusted revenues for the nine months ended September 30, 2015 of $950.0 million increased $4.7 million from $945.3 million the same period a year ago. Consolidated adjusted pre-tax earnings from continuing operations for the nine months ended September 30, 2015 was $104.9 million as compared to $59.6 million for the comparable period in 2014.
The Company’s net revenues were $678.3 million for the nine months ended September 30, 2015, compared to $647.2 million for the comparable period in 2014.
Adjusted pre-tax earnings for the nine months ended September 30, 2015 exclude net non-GAAP adjustments totaling a benefit of $279.5 million. These items primarily comprise the gain on sale of KCG Hotspot and professional fees and compensation related to the sale of KCG Hotspot, the expense related to the acceleration of stock-based compensation as a result of an amendment to vesting provisions made to prior years' bonus-related annual equity awards, charges related to the early retirement of debt including a contractual make-whole premium and writedown of capitalized debt costs as well as the aforementioned charges for the three months ended September 30, 2015. Adjusted pre-tax earnings for the nine months ended September 30, 2014 exclude net non-GAAP adjustments totaling $0.9 million. These items primarily comprise the writedown of capitalized debt costs, real estate related charges and compensation related to a reduction in workforce offset, in part, by a gain on the BATS and Direct Edge Holdings LLC ("Direct Edge") merger as well as the net gain related to tradeMONSTER's combination with OptionsHouse. A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
Consolidated results for the nine months ended September 30, 2015 improved compared to the comparable period in 2014 primarily due to improved net revenues as a result of favorable market conditions and the trading performance from the Market Making segment, as well as a reduction in consolidated expenses, after excluding the expense items within the GAAP to Non-GAAP tables above.
The changes in our adjusted pre-tax earnings by segment from the three and nine months ended September 30, 2014 are summarized as follows:

•
Market Making— Our adjusted pre-tax earnings from Market Making for the three months ended September 30, 2015 was $89.8 million, compared to adjusted pre-tax earnings of a loss of $5.2 million for the comparable period in 2014. Our adjusted pre-tax earnings from Market Making for the nine months ended September 30, 2015 was $153.4 million, compared to adjusted pre-tax earnings of $108.0 million for the comparable period in 2014. Results for the three and nine months ended September 30, 2015 were affected by an increase in revenues due to higher market volumes and volatility which also particularly helped the performance of both our direct-to-client and non-client trading strategies.

•
Global Execution Services— Our adjusted pre-tax earnings from Global Execution Services for the three months ended September 30, 2015 was a loss of $1.1 million, compared to adjusted pre-tax earnings of $1.9 million for the comparable period in 2014. Our adjusted pre-tax earnings from Global Execution Services for the nine months ended September 30, 2015 was $4.4 million, compared to $6.6 million for the comparable period in 2014. The results were affected by the sale of KCG Hotspot, which was completed in the first quarter of 2015 offset, in part, by improvements in our algorithmic trading and ETF businesses, which aided 2015 results.

•
Corporate and Other— Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $19.3 million for the three months ended September 30, 2015 compared to a loss of $16.2 million for the comparable period in 2014. Our adjusted pre-tax earnings from our Corporate and Other segment was a loss of $52.9 million for the nine months ended September 30, 2015 compared to a loss of $55.0 million for the comparable period in 2014.

Writedown of assets and other real estate related charges
In the second quarter of 2015, we adopted a plan to consolidate our metro New York City area real estate, which currently comprises our Jersey City, NJ and New York, NY locations, through a relocation of our corporate headquarters to lower Manhattan in late 2016. As a result of this plan, we expect to abandon the majority of our Jersey City, NJ location on a staggered basis through the end of 2016 and expect to abandon our current New York, NY location by the end of 2016.
Upon adopting the relocation plan, we prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations to reflect the projected abandonment dates. We expect to record approximately $5.0 million per quarter of incremental depreciation and amortization which began in the third quarter of 2015 and will run through the end of 2016 as a result of shortening the remaining useful lives.
As a result of the planned relocation of our new corporate headquarters, we expect to incur additional occupancy expenses of $0.8 million in the fourth quarter of 2015 and $2.5 million in subsequent quarters.
Additionally, we have completed consolidating our offices in Chicago and abandoned a portion of such premises in the third quarter of 2015.
See Footnote 17 “Writedowns and Other Charges” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for a description of real estate related charges in the third quarter of 2015.
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
During the three months ended September 30, 2015, equity trade volume increased from the comparable prior year period. Volatility levels across equity markets increased from the comparable prior year period as did similar trading metrics generally across all products we trade. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
Trends Affecting Our Company
We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•
Clients continue to focus on statistics measuring the quality of their executions (including speed of execution and amount of price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers continue to increase the level of sophistication and automation within their operations and the extent of price improvement they provide to their clients. The continued focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the performance of our trading models and margin metrics and those of other market making firms.

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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future particularly as it relates to the trading of equities, fixed income, commodities, and currencies. As has been widely reported, there has been an increased focus by securities regulators, federal and state law enforcement agencies, Congress and the media on market structure issues, and, in particular, high frequency trading, ATS manner of operations, market fragmentation, public disclosures around order types and execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules (including, Regulation Systems Compliance and Integrity commonly referred to as, Regulation SCI). For example, on May 6, 2015, the SEC approved a proposal by the national securities exchanges and FINRA for a two-year pilot program that would widen the minimum tick sizes for securities of some smaller companies, including a “trade-at” requirement that could cause some trading to shift away from dark liquidity pools.

•
Unique instances of trading volatility impact our businesses. For example, on October 15, 2014, the market for U.S. Treasury securities, futures and other closely related financial markets experienced an unusually high level of volatility. More recently, on August 24, 2015, the securities markets experienced an unusually high level of volatility that contributed to the delayed opening of securities on primary exchanges, sharp price moves in the major indices and in ETFs, and frequent triggering of trading halts. Market structure changes that may ensue as a result of these events and their effect on the Company are difficult to forecast.

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

•
There has recently been an increased focus and increased sanction levels by regulators on broker-dealers’ controls and surveillance for Anti-Money Laundering and sanctions compliance, as well as an enhanced interest on transactions involving microcap securities.

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

Investment income and other, net primarily represents returns on our investments as well as gains on the sales of our businesses. Such income or loss is primarily affected by the performance and activity of our strategic investments and the effect of gains on the sale of businesses.
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
Writedown of assets and other real estate related charges consist primarily charges related to our operating leases and the acceleration of amortization and depreciation of leaseholds and fixed assets for office space that has or is soon to be abandoned. Also included here are any impairments to assets.
Other expenses include regulatory fees, corporate insurance, employment fees, amortization of capitalized debt costs and general office expense.

Three Months Ended September 30, 2015 and 2014
Revenues
Market Making

	For the three months ended September 30,
	2015	2014	Change	% of Change
Trading revenues, net (thousands)	$269,858	$144,109	$125,748	87.3%
Commissions and fees (thousands)	30,792	28,891	1,901	6.6%
Interest, net and other (thousands)	(895)	(6,381)	5,486	N/M
Total revenues from Market Making (thousands)	$299,755	$166,620	133,135	79.9%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	31,517	24,726	6,791	27.5%
Average daily trades (thousands)	4,025	3,326	699	21.0%
Average daily NYSE and Nasdaq shares traded (millions)	985	727	258	35.5%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	3,838	5,060	(1,222)	(24.2)%
Average revenue capture per U.S. equity dollar value traded (bps)	1.27	0.75	0.52	69.3%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $299.8 million for the three months ended September 30, 2015 and $166.6 million for the comparable period in 2014. Revenues for the third quarter of 2015 were driven by both our direct-to-client and non-client U.S. equity market making trading strategies which were helped by increased market volatility and volumes and a favorable trading environment.
We calculate average revenue capture per U.S. equity market making dollar value traded (“revenue capture”) to measure the revenue that we earn per dollar traded within U.S. equity market making. Average revenue capture per U.S. equity dollar traded was 1.27 basis points ("bps") in the third quarter of 2015, up 69.3% from 0.75 bps from the third quarter of 2014. The revenue capture metric is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions for the relevant period. U.S. Equity Market Making Revenues were $256.9 million and $118.4 million for the three months ended September 30, 2015 and 2014, respectively.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up, including market volumes and volatility and the performance of our U.S. equity trading strategies.
Global Execution Services

	For the three months ended September 30,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$64,235	$73,773	$(9,537)	(12.9)%
Trading revenues, net (thousands)	7,226	6,808	418	6.1%
Interest, net and other (thousands)	(1,748)	(1,363)	(386)	(28.3)%
Total revenues from Global Execution Services (thousands)	$69,713	$79,218	(9,505)	(12.0)%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	316.8	248.2	68.6	27.6%
Average daily KCG BondPoint fixed income par value traded ($ millions)	130.5	126.0	4.5	3.6%
Totals may not add due to rounding.
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $69.7 million for the three months ended September 30, 2015 and $79.2 million for the comparable period in 2014. Revenues decreased due to the sales of our KCG Hotspot and FCM businesses, whose operating results are included in the

2014 revenues. Offsetting this decrease were increases in commissions and volumes from our institutional sales trading and algorithmic and order routing businesses.
Corporate and Other

	For the three months ended September 30,
	2015	2014	Change	% of Change
Total revenues from Corporate and Other (thousands)	$7,568	$26,464	$(18,896)	(71.4)%
Total revenues from the Corporate and Other segment, which primarily represents gains or losses on strategic investments were $7.6 million for the three months ended September 30, 2015 and $26.5 million for the comparable period in 2014. Revenues for 2014 include a $15.1 million net gain related to tradeMONSTER's combination with OptionsHouse. Revenues for 2014 also include interest income from our stock borrow activity, which, as described earlier in this MD&A, is now directly reported within the Market Making and Global Execution Services segments.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, net revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $121.6 million for the three months ended September 30, 2015 and $95.3 million for the comparable period in 2014. The increase on a dollar basis was due to higher discretionary incentive compensation accruals as a result of higher net revenues and increased profitability. Employee compensation and benefits was 42.8% of net revenues for the third quarter of 2015, which was lower than the comparable period in 2014 as a result of higher net revenues. For the comparable period in 2014, excluding compensation related to reduction in workforce, employee compensation was 52.8% of net revenues.
The number of full time employees decreased to 1,033 at September 30, 2015 as compared to 1,153 at September 30, 2014. The decrease was primarily due to the sale of KCG Hotspot and the sale of our FCM business.
Execution and clearance fees were $67.5 million for the three months ended September 30, 2015 and $74.1 million for the comparable period in 2014. Execution and clearance fees were 17.9% of revenues for the three months ended September 30, 2015 and 28.8% of adjusted revenues for the comparable period in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $35.3 million for the three months ended September 30, 2015 and $38.6 million for the comparable period in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses impacted by headcount reductions as well as cost cutting throughout the integration in 2014 and 2015.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $23.8 million for the three months ended September 30, 2015 and $20.3 million for the comparable period in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the estimated useful lives of such assets upon adopting a plan to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible amortization expense due to the sale of KCG Hotspot and the full amortization of assets related to abandoned space. We expect that the additional expense related to fixed assets and leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See "Writedown of assets and other real estate related charges" earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $17.1 million for the three months ended September 30, 2015 and $15.4 million for the comparable period in 2014. As a percentage of adjusted revenues, Payments for order flow decreased to 4.5% for the three months ended September 30, 2015 from 6.0% for the comparable period in 2014.

Debt interest expense was $9.1 million for the three months ended September 30, 2015 and $7.7 million for the comparable period in 2014. Interest expense increased as a result of increased debt due to the issuance of $500.0 million in 6.875% Senior Secured Notes in March 2015.
Collateralized financing interest expense was $8.6 million for the three months ended September 30, 2015 and $7.3 million for the comparable period in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $4.4 million for the three months ended September 30, 2015 and $7.2 million for the comparable period in 2014. Professional fees decreased due to a decrease in legal and auditing fees compared to the prior year.
Writedown of assets and other real estate related charges of $34.0 million for the three months ended September 30, 2015 primarily represent lease termination charges as well as accelerated amortization and depreciation of certain leasehold improvements and fixed assets in our Jersey City and Chicago offices. See "Writedown of assets and other real estate related charges" earlier in this section for further information. Writedown of assets and other real estate related charges of $0.3 million for the three months ended September 30, 2014 primarily relates to net lease loss accruals related to excess real estate capacity.
All other expenses were $20.2 million for the three months ended September 30, 2015 and $21.4 million for the comparable period in 2014. The decrease primarily relates to the decrease in marketing and client related activity included in Business development costs.
Our effective tax rate from continuing operations for the three months ending September 30, 2015 of 38.1% differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate from continuing operations for the three months ending September 30, 2014 of 38.0% differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
Nine Months Ended September 30, 2015 and 2014
Revenues
Market Making

	For the nine months ended September 30,
	2015	2014	Change	% of Change
Trading revenues, net (thousands)	$631,327	$597,794	$33,533	5.6%
Commissions and fees (thousands)	90,685	82,887	7,797	9.4%
Interest, net and other (thousands)	(5,381)	(18,270)	12,889	70.5%
Total revenues from Market Making (thousands)	$716,631	$662,412	54,219	8.2%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	30,140	25,710	4,430	17.2%
Average daily trades (thousands)	3,840	3,630	210	5.8%
Average daily NYSE and Nasdaq shares traded (millions)	934	781	153	19.6%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	4,284	9,664	(5,380)	(55.7)%
Average revenue capture per U.S. equity dollar value traded(bps)	1.01	1.03	(0.02)	(1.9)%
Totals may not add due to rounding.
Total revenues from the Market Making segment, which primarily comprises Trading revenues, net and Commissions and fees from our domestic businesses, were $716.6 million for the nine months ended September 30, 2015 and $662.4 million for the comparable period in 2014. Revenues in 2015 were positively impacted by increased market volumes and volatility which improved the performance of both our direct-to-client and non-client trading strategies offset, in part, by the effects of increased competition and an increased client focus on execution quality including price improvement, which gives our clients better prices on trades, but lowers our revenues earned on trades.

Average revenue capture per U.S. equity dollar traded was 1.01 basis points ("bps") in the nine months ended September 30, 2015, down 1.9% from 1.03 bps from the comparable period of 2014. U.S. Equity Market Making Revenues were $571.9 million and $498.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up, including market volumes and volatility and the performance of our equity trading strategies.
Global Execution Services

	For the nine months ended September 30,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$191,673	$236,808	$(45,135)	(19.1)%
Trading revenues, net (thousands)	25,886	18,393	7,493	40.7%
Interest, net and other (thousands)	(5,084)	(2,861)	(2,223)	(77.7)%
Total adjusted revenues from Global Execution Services (thousands)	$212,476	$252,341	(39,865)	(15.8)%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	301.1	264.6	36.5	13.8%
Average daily KCG BondPoint fixed income par value traded ($ millions)	138.1	134.5	3.6	2.7%
Average daily KCG Hotspot FX notional foreign exchange dollar value traded ($ billions)*	31.1	29.6	1.5	5.1%
Totals may not add due to rounding.
* KCG Hotspot ADV from January 1, 2015 to March 12, 2015.
Total adjusted revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and, to a lesser extent, Trading revenues, net from agency execution activity and activity on our venues were $212.5 million for the nine months ended September 30, 2015 and $252.3 million for the comparable period in 2014. Revenues were primarily affected by the sale of KCG Hotspot in the first quarter of 2015 and the sale of the FCM business in the fourth quarter of 2014 offset, in part, by the improved performance of our ETF sales and trading business.
Corporate and Other

	For the nine months ended September 30,
	2015	2014	Change	% of Change
Total adjusted revenues from Corporate and Other (thousands)	$20,941	$30,590	$(9,649)	(31.5)%
Total adjusted revenues from the Corporate and Other segment, which primarily represents gains or losses on investments were $20.9 million for the nine months ended September 30, 2015 and $30.6 million for the comparable period in 2014. Adjusted revenues for 2014 include interest income from our stock borrow activity, which, as described earlier in this MD&A, is now directly reported within the Market Making and Global Execution Services segments.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, net revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $337.8 million for the nine months ended September 30, 2015 and $321.1 million for the comparable period in 2014. Excluding the $28.8 million related to the acceleration of stock-based compensation and $4.5 million in compensation expense related to the sale of KCG Hotspot, employee compensation and benefits was $304.5 million or 44.9% of net revenues for nine months ended September 30, 2015, which was lower than the comparable period in 2014 as a result of higher net revenues. For the comparable period in 2014, excluding $13.6 million of compensation related to reduction in workforce, employee compensation was 47.5% of net revenues. The increase on a dollar basis was primarily due to higher accruals for discretionary incentive compensation as a result of increased operating profitability.
Execution and clearance fees were $198.6 million for the nine months ended September 30, 2015 and $222.8 million for the comparable period in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. The decrease was primarily due to a decrease in regulatory fees and shares traded. Execution and clearance fees were 20.9% of adjusted revenues for the nine months ended September 30, 2015 and 23.6% for the comparable period in 2014.

Communications and data processing expenses were $103.3 million for the nine months ended September 30, 2015 and $113.7 million for the comparable period in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses impacted by headcount reductions as well as cost cutting throughout the integration in 2014 and 2015.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $65.2 million for the nine months ended September 30, 2015 and $60.2 million for the comparable period in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the estimated useful lives of such assets upon adopting a plan to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible amortization expense due to the sale of KCG Hotspot and the full amortization of assets related to abandoned space. We expect that the additional charges related to the acceleration of certain leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See "Writedown of assets and other real estate related charges" earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $47.3 million for the nine months ended September 30, 2015 and $55.5 million for the comparable period in 2014. As a percentage of adjusted revenues, Payments for order flow were 5.0% for the nine months ended September 30, 2015 and 5.9% for the comparable period in 2014. The variance is primarily a result of the increase in the profitability of our trading strategies as well as changes in client preference including increased execution quality via price improvements. As there has been a shift in clients' preference to increase the execution quality they receive via price improvement, whose cost is included as a decrease to Trading revenues, net, instead of Payments for order flow, there has been a decrease in the amounts paid for order flow and its margin as a percentage of adjusted revenues.
Debt interest expense was $27.6 million for the nine months ended September 30, 2015 and $24.7 million for the comparable period in 2014. Interest expense increased as a result of increased debt due to the issuance of $500.0 million in 6.875% Senior Secured Notes in March 2015.
Collateralized financing interest expense was $25.9 million for the nine months ended September 30, 2015 and $19.9 million for the comparable period in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $21.3 million for the nine months ended September 30, 2015 and $19.9 million for the comparable period in 2014. Excluding the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot, professional fees were $14.5 million for the nine months ended September 30, 2015. Excluding these charges, professional fees decreased due to lower legal and auditing fees compared to the prior year offset, in part, by fees paid for our Tender Offer. See Footnote 3 “Tender Offer and Stock Repurchase” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
Debt extinguishment charges for the nine months ended September 30, 2015 comprise a $16.5 million contractual debt make-whole premium paid to note holders and an $8.5 million writedown of capitalized debt costs as a result of the early retirement of our $305.0 million 8.25% Senior Secured Notes in April 2015. Debt extinguishment charges for the nine months ended September 30, 2014 comprise the writedown of $9.6 million of debt issuance costs as a result of repayment of $235.0 million principal of the First Lien Credit Facility.
Writedown of assets and other real estate related charges of $40.5 million for the nine months ended September 30, 2015 primarily represent lease termination charges as well as accelerated amortization and depreciation of certain leasehold improvements and fixed assets related to abandoned spaces in our Chicago and Jersey City offices as well as adjustments to the previous calculations of lease losses due to actual and updated assumptions. See "Writedown of assets and other real estate related charges" earlier in this section for further information. Writedown of assets and other real estate related charges of $2.5 million for the nine months ended September 30, 2014 primarily relates to a writedown of excess real estate as we consolidated several offices located in the same city.
All other expenses were $58.3 million for the nine months ended September 30, 2015 and $61.6 million for the comparable period in 2014. The decrease primarily relates to the decrease in Occupancy and equipment rental costs, due to consolidation of space over the past year and a half.

Our effective tax rate from continuing operations for the nine months ending September 30, 2015 of 34.4% differed from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of our subsidiaries, offset in part by other state and local tax accruals and the effect of nondeductible expenses. Our effective tax rate from continuing operations for the nine months ending September 30, 2014 of 37.8% differed from the federal statutory rate of 35% primarily due to state and local taxes offset, in part by the effect of nondeductible charges.
Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2015 and December 31, 2014, we had total assets of $6.85 billion and $6.83 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$628,150	$578,768
Financial instruments owned, at fair value:
Equities	2,440,852	2,479,910
Listed options	194,068	144,586
Debt securities	214,695	82,815
Collateralized agreements:
Securities borrowed	1,619,512	1,632,062
Receivable from brokers, dealers and clearing organizations (1)	899,447	1,095,025
Total cash and assets readily convertible to cash	$5,996,724	$6,013,166
Totals may not add due to rounding.

(1)	Excludes $111.3 million and $93.8 million of securities failed to deliver as of September 30, 2015 and December 31, 2014, respectively.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents increased from December 31, 2014 as a result of earnings, the proceeds of our new debt offering of $500.0 million 6.875% Senior Secured Notes and from the sale of KCG Hotspot offset by our $330.0 million "modified Dutch auction" Tender offer ("Tender Offer"), early retirement of 8.25% Senior Secured Notes, repayment of Knight's Cash Convertible Senior Subordinated Notes ("Convertible Notes"), payments of year-end bonuses and estimated income taxes. See Footnote 3 "Tender Offer and Stock Repurchase" and Footnote 12 “Debt” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
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
As of September 30, 2015, $1.55 billion of primarily equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2014, $1.52 billion of primarily equities were pledged as collateral to third-parties under financing arrangements.

Intangible assets were lower at September 30, 2015 primarily due to amortization costs, offset in part, by increased capitalized internal-use software.
Other assets primarily comprises deposits, prepaids and other miscellaneous receivables. Other assets increased primarily due to the receivable of future payments from BATS as a result of our sale of KCG Hotspot offset, in part, by a reduction in income taxes receivable of $17.8 million which was included in Other assets as of December 31, 2014.
The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $5.37 billion at September 30, 2015 and $5.31 billion at December 31, 2014. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. As noted throughout the document, we issued new debt while repaying our Convertible Notes in the first quarter 2015 and our 8.25% Senior Secured Notes during the second quarter 2015. The decrease in our Accrued compensation expense is due to the payment of 2014 bonuses in early 2015 offset, in part, by the 2015 incentive compensation accrual. The balance in Income taxes payable is a result of 2015 operating earnings and the gains on the sale of KCG Hotspot in the first quarter of 2015, offset by tax payments in the first nine months of 2015. At December 31, 2014, we had a net income taxes receivable balance, which was included in Other assets.
Equity decreased by $47.2 million, from $1.52 billion at December 31, 2014 to $1.48 billion at September 30, 2015. The decrease in equity from December 31, 2014 was primarily a result of our Tender Offer and stock repurchase activity, offset by Net income, including the gain on sale of KCG Hotspot and stock-based compensation activity during the nine months ended September 30, 2015.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At September 30, 2015, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.24 billion.
Net Income during the three months ended September 30, 2015 was $21.9 million compared to a net loss of $9.6 million during the three months ended September 30, 2014. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $18.5 million and $11.6 million during the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense was $23.8 million and $20.3 million during the three months ended September 30, 2015 and 2014, respectively. We had non-cash charges of $10.5 million and $0.3 million in writedown of assets and other real estate related charges during the three months ended September 30, 2015 and 2014, respectively.
Capital expenditures, including capitalized software cost were $16.0 million and $15.0 million during three months ended September 30, 2015 and 2014, respectively. Proceeds and distributions received from investments were $6,000 and $4.8 million during three months ended September 30, 2015 and 2014, respectively.
See Footnote 12 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for a description of our Debt as of September 30, 2015.
Tender Offer and Stock repurchase
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
In the third quarter of 2015, we repurchased 1.2 million shares for $12.2 million. As of September 30, 2015, approximately $57.8 million in authority remained under the share repurchase program authorized by our Board of Directors in April 2015.
As of September 30, 2015 we had 92.5 million shares of KCG Class A Common Stock outstanding including RSUs.
See Footnote 3 “Tender Offer and Stock Repurchase” and Footnote 23 “Subsequent Events” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of September 30, 2015, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at September 30, 2015, as reported in its regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$281,344	$1,000	$280,344
Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at September 30, 2015 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$170,260	$117,795	$52,465
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Our Australian and Indian trading entities are subject to certain financial resource requirements of the Australian Securities and Investment Commission and the Foreign Investment Promotion Board, respectively. As of September 30, 2015, we were in compliance with all such requirements.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
On November 4, 2015, we purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity Investments, LLC, a limited liability company organized under the laws of the state of Alaska (“Serenity”), for $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity.
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
Our receivable from BATS related to the sale of KCG Hotspot, foreign currency forward contracts, investment in the CME and certain other investments are also classified within Level 2 of the fair value hierarchy.

We have no financial instruments classified within Level 3 of the fair value hierarchy.
There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.
Goodwill and Intangible Assets—As a result of our various acquisitions, we have acquired goodwill and identifiable intangible assets. We determine the values and estimated useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired businesses in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and intangible assets with an indefinite useful life for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.
Goodwill
Goodwill of $17.3 million at September 30, 2015 is primarily a result of the Mergers and primarily relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. No events occurred during the three or nine months ended September 30, 2015 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $125.5 million at September 30, 2015 primarily result from the Mergers and are primarily attributable to our Market Making and Global Execution Services segments.
We amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives, the majority of which have been determined to range from one to 8 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three or nine months ended September 30, 2015 that would indicate that the carrying amounts of our intangible assets may not be recoverable.
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
We maintain a deferred compensation plan related to certain employees. This plan provides a return to the participants based upon the performance of various investments. In order to hedge our liability under this plan, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in value of such investments in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.
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
Stock and Unit Based Compensation—Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 14 "Stock-Based Compensation" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further discussion.
Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and other real estate related charges on the Consolidated Statements of Operations.
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
When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on our Class A Common Stock on the grant date and the historical volatility of our Class A Common Stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards. See Footnote 14 "Stock-Based Compensation" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further discussion.
A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 20 "Commitments and Contingent Liabilities" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Change in accounting principle
As a result of the merger of BATS and Direct Edge in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method as the Company believes it has significant influence over BATS' operating and financial policies. This change in accounting principle was applied retrospectively.
See Footnote 2 "Significant Accounting Policies" and Footnote 10 “Investments” included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further discussion.
Accounting Standards Updates
See Footnote 2 “Significant Accounting Policies” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for further discussion of accounting guidance recently adopted and accounting guidance to be adopted in future periods.

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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at both September 30, 2015 and 2014 was $2.85 billion in long positions and $2.32 billion and $2.36 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $12.1 million using a hypothetical 10% increase in equity prices as of September 30, 2015, and an estimated loss of $22.3 million using a hypothetical 10% decrease in equity prices at September 30, 2015. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company uses both third party applications as well as its own internal systems in order to model and calculate stress risks to a variety of different scenarios.
Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, Knight experienced a technology issue related to the installation of trading software which resulted in its broker dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, Knight incurred a pre-tax loss of $468.1 million which principally related to trading losses.
Following the events of August 1, 2012, the Company has taken numerous remedial measures designed to enhance its processes and controls. Today KCG has a robust framework to manage operational risk events. The framework includes a sound risk management governance structure, including a Chief Risk Officer, a risk function, a Board Risk Committee and Management Risk Committee. Within the risk function, KCG has created a formal Operational Risk Management team lead by the Global Head of Operational Risk, responsible for managing the Company’s operational risk exposure. The Emergency Response Center has been established and is tasked with monitoring and responding to operational incidents and natural disasters in real time. The Emergency Management Plan ("EMP") sets forth procedures for firm-wide crisis response, should incidents go beyond the emergency solving capabilities of individual businesses. The EMP is tested several times a year with simulated emergencies of various kinds. Furthermore, the framework incorporates market access controls designed to closely monitor inbound and outbound orders and enable the rapid automatic shut-down for specific applications.
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
Secured funding for the majority of our inventory is done through our regulated U.S. broker dealer subsidiary, KCGA. As such, a significant portion of our liquidity risk lies within KCGA. We consider cash and other highly liquid instruments held within KCGA, up to $150.0 million, a part of our liquidity pool to support financial obligations in normal and strained funding environments. We target having $350.0 million in our liquidity pool of cash and highly liquid instruments held at the holding company level and KCGA.
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	September 30, 2015	December 31, 2014
Liquidity Pool Composition
Holding companies
Cash held at banks	$225,829	$150,622
Money market and other highly liquid investments	179,020	152,077
KCGA
Cash held at banks	52,602	58,972
Money market and other highly liquid investments	57,686	81,997
Total Liquidity Pool	$515,137	$443,668
Cash and other highly liquid investments held by other subsidiary entities	$113,013	$135,100
In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lenders are at no time under any obligation to make any advances under the credit facilities, and any outstanding loans must be repaid on demand. See Footnote 12 "Debt" included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for additional information regarding our credit facilities.
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
Our credit risk function is responsible for approving new counterparties and establishing credit limits to manage credit risk exposure by counterparty and business line. The assigned limits reflect the various elements of assessed credit risk and are subsequently revised to correspond with changes in the counterparties’ credit profiles. Our credit risk function communicates counterparty limits to the business areas as well as senior management, and oversees compliance with the established limits.
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, KCG's disclosure controls and procedures are effective.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

Item 2.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table contains information about our purchases of KCG Class A Common Stock during the third quarter of 2015 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015
Common stock repurchases	—		—	$70,000
Employee transactions (2)	636		—
Total	636	$12.39	—
August 1, 2015 - August 31, 2015
Common stock repurchases	1,165		1,165	$57,790
Employee transactions (2)	109		—
Total	1,274	$10.49	1,165
September 1, 2015 - September 30, 2015
Common stock repurchases	—		—	$57,790
Employee transactions (2)	123		—
Total	123	$11.06	—
Total
Common stock repurchases	1,165		1,165	$57,790
Employee transactions (2)	868		—
Total	2,033	$11.12	1,165
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, our Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of our outstanding KCG Class A Common Stock and Warrants. In April 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of our Class A Common Stock and Warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. In May 2015, we commenced our Tender Offer, which expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell the Company's Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by us in accordance with the terms of the Tender Offer. Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, we accepted for purchase 23.6 million shares of our Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million. The 23.6 million shares of the Company’s Class A Common Stock we accepted for purchase were retired as of June 9, 2015. As of September 30, 2015, approximately $57.8 million in authority remained under the share repurchase program authorized by our Board of Directors in April 2015. See Footnote 3 “Tender Offer and Stock Repurchase” and Footnote 23 "Subsequent Events" included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
(2) Represents shares of the Company's Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.1*	Lease Agreement between KCG Holdings, Inc. and BOP One North End LLC, dated July 31, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014, (iv) Consolidated Statement of Changes in Equity for the nine months ended September, 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November 2015.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer