Form 10-K
period 2015-12-31
KCG Holdings, Inc.
filed 2016-02-29
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $783.4 million at June 30, 2015 based upon the closing price for shares of KCG's Class A Common Stock as reported by the New York Stock Exchange.
At February 24, 2016, the number of shares outstanding of the Registrant’s Class A Common Stock was 90,878,650 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into
Part III hereof).

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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO and the financial results for the years ended December 31, 2015 and 2014 comprise the results of KCG. All periods prior to 2013 reflect solely the results and financial condition of GETCO.
All GETCO earnings per share and unit share outstanding amounts in this Annual Report on Form 10-K have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.
On January 29, 2016, we issued a press release announcing our preliminary financial results for the fourth quarter and full year ended December 31, 2015. In the press release, we reported net income (loss) of $(4.6) million and $247.5 million for the three months and year ended December, 31, 2015, respectively. Those preliminary results reflected our estimate of the value of businesses held for sale and were also based upon our preliminary estimate of Other income. Since the issuance of that press release and prior to the filing date of this Form 10-K, information became available that allowed us to make a final determination of the value of one of our businesses held for sale and of our Other income. This final determination resulted in an adjustment to preliminary results of approximately $1.6 million, increasing our Other income, reducing our Writedowns of assets and other real estate related charges, and affecting our Income tax expense (benefit) by the income tax effects of these adjustments from the estimate reflected in our January 29, 2016 press release. See "Explanatory Note" included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further details regarding these changes.

KCG HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2015

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not historical facts and are based on current expectations, estimates and projections about KCG's industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Any forward-looking statement contained herein speaks only as of the date on which it is made. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and sustain revenue and earnings growth; (ii) the sale of KCG Hotspot, including the receipt of additional payments that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the self regulatory organizations ("SROs") and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; (x) the announced plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY; and (xi) KCG’s ability to complete the sale or disposition of any or all of the assets or businesses that are classified as held for sale. The list above is not exhaustive. Because forward looking statements involve risks and uncertainties, the actual results and performance of KCG may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, KCG also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in KCG’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in the MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with KCG’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.

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
On July 1, 2013, Knight Capital Group, Inc. (“Knight”), through a series of transactions (the "Mergers"), merged with GETCO Holding Company, LLC (“GETCO”) to form KCG. The Mergers were consummated pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2012 and amended and restated as of April 15, 2013 (the "Merger Agreement"). Following the Mergers, each of Knight and GETCO became a wholly-owned subsidiary of KCG.
Our corporate headquarters are located at 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.
Financial information concerning our business segments for each of 2015, 2014 and 2013 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and in the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 “Financial Statements and Supplementary Data.”
Available Information
Our Internet address is www.kcg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as our proxy statements, are made available free of charge on or through the “Investors” section of our corporate website under “SEC Filings”, as soon as reasonably practicable after such materials are electronically filed with or furnished to, the U.S. Securities and Exchange Commission ("SEC"). We also post on our corporate website our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate website any amendments and waivers to the Code applicable to our executive officers and directors, as defined in the Code.
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

Operating Segments
As of December 31, 2015, we had three operating segments: (i) Market Making, (ii) Global Execution Services, and (iii) Corporate and Other.

•
Market Making - Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). We are an active participant on all major global equity and futures exchanges and we also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").

•
Global Execution Services - Our Global Execution Services segment comprises agency execution services and trading venues offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions; however, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communication network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.

•
Corporate and Other - Our Corporate and Other segment contains investments principally in strategic financial services-oriented opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

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
In March 2015, we sold KCG Hotspot, our institutional spot foreign exchange ECN, to BATS Global Markets.
On February 4, 2016, we entered into an asset purchase agreement with Citadel Securities LLC (“Citadel”), pursuant to which we agreed to sell our NYSE DMM business to Citadel. The transaction is expected to close during the second quarter of 2016. See "Subsequent Events" included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further details.
See Footnote 5 "Discontinued Operations, Assets and Liabilities of Businesses Held for Sale" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the presentation of these businesses in our Consolidated Financial Statements.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the year ended December 31,
	2015	2014	2013
Market Making
Revenues	$884,858	$901,152	$688,197
Expenses	760,830	754,439	584,585
Pre-tax earnings	124,028	146,713	103,612
Global Execution Services
Revenues	667,723	345,710	197,765
Expenses	298,766	334,654	223,559
Pre-tax earnings (loss)	368,957	11,056	(25,794)
Corporate and Other
Revenues	46,529	69,369	141,374
Expenses	159,552	141,951	194,216
Pre-tax loss	(113,023)	(72,582)	(52,842)
Consolidated
Revenues	1,599,110	1,316,232	1,027,336
Expenses	1,219,148	1,231,045	1,002,358
Pre-tax earnings	$379,962	$85,187	$24,978
Totals may not add due to rounding.
For additional details regarding our segments, see Footnote 25 “Business Segments” included in Part II, Item 8. "Financial Statements and Supplementary Data" herein.
Market Making Segment
Business Segment Overview
We make markets primarily in global equities, futures, options, fixed income, currencies and commodities. We are an active participant on all major global equity and futures exchanges. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making in equity securities quoted and traded on the NYSE, Nasdaq Stock Market, OTC market, NYSE Amex, NYSE Arca and several European exchanges. We are connected to a large number of external market centers including exchanges, ECNs, ATSs, dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”) and other broker dealers.
The majority of revenues for this segment are derived from direct-to-client electronic market making in U.S. equities. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc., and the AIM. We also provide trade executions as an equities DMM on the NYSE and NYSE Amex and will continue to do so until the completion of our sale of this business as noted above. See "Subsequent Events" included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further details.
The majority of market making activity is conducted on a principal basis through the use of automated quantitative models. In direct-to-client market making, we derive revenues from the difference between the amount paid when securities are bought and the amount received when the securities are sold. In non-client, exchange-based market making, we generally derive revenues from pricing and arbitrage opportunities from financial instruments within the marketplace.
Clients and Products
We offer direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker dealers and banks as well as buy-side clients comprising, among others, mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments in North America, Europe and Asia. In 2015, we did not have any client that accounted for more than 10% of Market Making segment revenues.
In this segment, we generally compete based on execution quality, market coverage, payment for order flow, fulfillment rates and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally accepted as speed, spread and price improvement under SEC Rule 605. In other asset classes, standards for execution quality are client defined. In non-client exchange-based market making the Company seeks to provide best prices for buy and sell orders on market centers throughout the day and competes with proprietary trading firms based on, among other things, speed and price.
We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of the end client. We continually refine our automated quantitative models so that we may remain competitive.
Global Execution Services Segment
Business Segment Overview
We provide agency execution services and trading venues for agency-based, execution-only trading in global equities, fixed income, futures and options to institutions, banks and broker dealers. We are an active participant on all major global equity, futures and options exchanges. We generally earn commissions and commission-equivalents as an agent between principals for transactions, however, we will commit capital on behalf of clients as needed. We are connected to a large number of external market centers including exchanges, ECNs, ATSs, dark liquidity pools, ADFs, MTFs and other broker dealers.
The majority of revenues for this segment are derived from agency-based, execution-only trading encompassing algorithmic trading and order routing in global equities; institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; a fixed income ECN that also offers trading applications (KCG BondPoint); and an ATS for global equities (KCG MatchIt).
As previously noted, in November 2014, we sold our FCM business, which was part of this segment and whose results, through the date of sale, are included within this segment. Additionally, in March 2015 we sold our KCG Hotspot business, whose results, through the date of sale, are included within this segment.
Clients and Products
We offer agency execution services and trading venues across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2015, our Global Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.
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
Through KCG Electronic Trading, we offer electronic execution services in global equities, options, futures and commodities via algorithmic trading, order routing and an execution management system ("EMS") as well as via internal crossing through our registered ATS. We operate an ATS providing clients with an anonymous source of non-displayed liquidity.
This segment also offers clients a broad range of products and services and voice access to the global markets including sales and trading for equities, ETFs and options. Additionally, we provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact and offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from its order flow and other sources. We also provide soft dollar and commission recapture programs.
KCG BondPoint provides electronic fixed income trading solutions to sell-side firms via a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable retail-sized offerings in corporate bonds, municipals, government agency, treasuries and certificates of deposits. KCG BondPoint also provides front-end applications for brokers and advisors as well as a trading application for traders.

Corporate and Other Segment
Our Corporate and Other segment contains investments principally in strategic financial services-oriented opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. Our Corporate and Other segment contains functions that support our other segments, such as self-clearing services, including stock lending activities. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
Our Corporate and Other segment’s revenues include returns from strategic investments, interest income from treasury investments and other income. Operating expenses primarily consist of compensation for certain senior executives and support employees, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.
Competition
Our client offerings, encompassing direct-to-client market making, agency execution services and trading venues, compete primarily with similar products offered by domestic and international broker dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. Non-client, exchange-based market making competes with various market participants including proprietary trading firms that utilize highly automated, electronic trading models. Another source of competition is broker dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as KCG.
Our Market Making segment competes primarily on the basis of execution quality (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture. Consequently, maintaining profitability has become extremely challenging for the industry. In general, improvements in execution quality, such as faster execution speed and greater price improvement, have negatively impacted the ability to derive profitability from executing client order flow. We have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.
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
Our Global Execution Services segment competes with other electronic trading platforms for orders from institutional firms and, to a lesser extent, with sales and trading teams at larger firms. Competition for business with institutional clients is based on a variety of factors, including execution quality, research, soft dollar, commission sharing and recapture services, technology, market access (including direct market access and execution algorithms), client relationships, client service; cost; capital facilitation and reputation.
We believe the trend toward increased competition and the growth of alternative trading venues will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain greater market share by reducing prices.
Infrastructure
We continue to invest significant resources to expand our execution capabilities, upgrade our trading systems and infrastructure and enhance and strengthen our controls. We plan to make additional investments in technology and infrastructure. We are continuing to identify duplicative systems and working to rationalize them in future architectures. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative client market making models and proprietary trading models is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services, develop and enhance our non-client principal trading models and reduce trading costs.
We use our proprietary technology and technology licensed from third parties, among other items, to execute trades, manage risk, monitor the performance of our traders, assess our inventory positions and provide ongoing information to our clients. We are electronically linked to institutions and broker dealers to provide immediate access to our trading operations and facilitate the handling of client orders. Our business-to-business portal and KCG Acknowledge product suite, KCG MatchIt, KCG BondPoint and KCG Electronic Trading platforms along with our suites of algorithms, provide our clients with an array of tools to interact with our trading systems, multiple marketplaces throughout the globe and most U.S. equity, options, fixed income, currency and futures market centers.
We have developed a proprietary clearing platform in connection with our self-clearing activities and have leveraged technology as well as operations, finance, legal and compliance functions to support these efforts. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
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
Intellectual Property and Other Proprietary Rights
Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market making and non-client principal trading models and information regarding our client base. A large portion of our technology was developed internally, and we rely primarily on trade secret, trademark, copyright, domain name, patent, commercial and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property invention assignment, non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners and to control access to and the distribution of our intellectual property.
Government Regulation and Market Structure
Most aspects of our business are subject to extensive regulation under federal, state and international laws, rules and regulations. Regulators in the U.S. and international jurisdictions continue to promulgate numerous rules and regulations that may impact our business. In the U.S., these regulatory bodies include the SEC, the Commodity Futures Trading Commission ("CFTC"), Financial Industry Regulatory Authority, Inc. ("FINRA"), National Futures Association ("NFA"), NYSE, NASDAQ, other self-regulatory organizations ("SROs"), and other regulatory bodies, such as state securities commissions and state attorneys general. In Europe and Asia, these regulatory bodies include, but are not limited to, the UK Financial Conduct Authority ("FCA"), the French Autorité des Marchés Financiers (the “AMF”), the Singapore Exchange, the Securities and Exchange Board of India ("SEBI"), and the Australian Securities and Investment Commission ("ASIC"). In addition, we are subject to other laws and rules in the countries where we do business.
As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the financial markets and protecting the interests of investors by ensuring that trading on their markets is reliable, transparent, competitive, fair and orderly. Regulated entities, such as KCG, are subject to rules concerning all aspects of their business, including trade practices, best execution for customers, anti-money laundering and sanctions compliance, anti-bribery compliance, capital adequacy, record retention, technology implementation, risk management, supervision, and officer, supervisor and employee conduct. Failure to comply with any of these or any other laws, rules or regulations affecting our businesses could result in administrative actions or court proceedings, censures, fines, the issuance of cease-and-desist orders, loss of membership, injunctions or the suspension or disqualification of the entity and/or its officers, supervisors or employees.
The regulatory environment in which we operate is subject to constant review and change. Legislation and regulatory requirements and market structure changes have had and will in the future have an impact on KCG’s subsidiaries by directly affecting their method of operation and, at times, their profitability by imposing significant obligations and restraints on KCG and its affiliates. These increased obligations and restraints require the implementation and maintenance of internal practices, procedures and controls, which have increased our costs and may subject us to regulatory inquiries, administrative actions, court proceedings, claims, disciplinary fines or penalties for non-compliance. In addition, future changes may require significant technological, operational and compliance costs associated with the obligations that derive from compliance with such laws, rules and regulations.
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
The SEC and other regulatory bodies have enacted and are actively considering rules that may affect the operation and profitability of KCG. In particular, on August 1, 2012, SEC Rule 613 was published in the Federal Register. This rule requires the securities exchanges and FINRA to act jointly in developing a national market system plan to develop, implement, and maintain a consolidated audit trail ("CAT"), with respect to the trading of listed equity securities and listed options. Regulators are still working towards implementing a CAT and, once implemented, maintaining a CAT will impose substantial new reporting requirements on broker dealers, such as KCG. In addition, on November 19, 2014, the SEC adopted Regulation Systems Compliance and Integrity ("Regulation SCI"). Regulation SCI requires securities exchanges and broker dealer operators of alternative trading systems with significant volume to (1) establish and enforce written policies and procedures designed to ensure operational capabilities of technological systems, (2) take immediate remedial action and notify the SEC and those affected of system incidents, (3) conduct annual compliance reviews and industry or sector-wide business continuity testing, and (4) file periodic reports with the SEC. KCG's alternative trading system may meet the volume thresholds and KCG may be required to comply with Regulation SCI. Additionally, SEC Chair Mary Jo White directed SEC staff to prepare recommendations to consider whether an SCI-like framework should be developed for other key market participants, which could include KCG's broader operations. Also, on November 18, 2015, the SEC proposed amendments to Regulation ATS that would require alternative trading systems that trade NMS stocks, including “dark pools” to publicly disclose detailed information about the operations of the ATS and the activities of the ATS operator and its affiliates. If implemented, the amendments to Regulation ATS will impose substantial new disclosure and reporting requirements on operators of NMS stock ATSs, such as KCG.
Regulators may also propose other market structure changes particularly considering the continued regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, extreme market volatility, and remuneration arrangements such as payment for order flow and exchange fee structures. On June 5, 2014, SEC Chair White provided her wide-ranging views on market structure. Chair White called for the creation of a market structure advisory committee and a comprehensive, data-driven review of equity market structure that will examine the above-referenced topics as well as the use of rebates by exchanges. On January 13, 2015, the SEC announced the members of the market structure advisory committee, which is a formal mechanism established to provide advice and recommendations to the SEC on market structure issues, including the above-referenced topics.
The financial services industry in many countries is heavily regulated, much like in the U.S. The compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the review of Markets in Financial Instruments Directive ("MiFID"), which was implemented in November 2007, is nearing completion. Proposed changes to MiFID, which consist of a directive called MiFID 2 and regulations called MiFIR, are expected to be finalized during 2016. The adoption of MiFID 2/MiFIR will include many changes likely to affect our businesses. For example, the changes will require firms like KCG and other market participants to conduct all trading on European markets through authorized investment firms. MiFID 2/MiFIR will also require market makers, including KCG, to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID 2/MiFIR may also impose additional requirements on trading platforms on which we trade, such as circuit breakers, synchronization of business clocks and flagging of algorithms. The implementation of these new requirements is expected to be set for 2018 and may impose technological and compliance costs on KCG as a participant in those trading platforms.

The European Commission has proposed a financial transaction tax ("FTT"). European Union member states, including Germany and Spain, have discussed the adoption of a FTT. The scope of instruments and transactions that may be covered by these FTTs is still under discussion, and it is, therefore, premature to determine the impact of such FTTs on KCG’s business. In addition to the European Commission's proposal, France and Italy have each separately adopted FTTs. These taxes have not had a material impact on our profitability, however, changes to or expansion of these FTTs or the adoption of any subsequent FTTs could adversely impact our business, financial condition and operating results.
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
Employees
At December 31, 2015, our headcount was 1,006 full-time employees, compared to 1,093 full-time employees at December 31, 2014. The decrease in headcount from December 31, 2014 is primarily due to the sale of KCG Hotspot. Of our 1,006 full-time employees at December 31, 2015, 832 were employed in the U.S. and 174 outside the U.S., primarily in London. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
A number of industry-related and other risks may adversely affect the business, financial condition and operating results of KCG. Additional risks and uncertainties not currently known to KCG also may adversely affect its business, financial condition and/or operating results in a material manner. In addition, KCG may be affected by general risks not directly related to its business, including, but not limited to, acts of war, terrorism and natural disasters. KCG cannot assure that the risks described below or elsewhere in this or its other reports filed or furnished with the SEC are a complete set of all potential risks KCG may face.
Conditions in the financial services industry and the securities markets may adversely affect KCG’s trading volumes and market liquidity
KCG’s revenues are primarily transaction-based, and declines in global trading volumes, volatility levels, securities prices, commission rates or market liquidity could adversely affect KCG's business and its profitability. The level of activity in the markets in which KCG conducts business is directly affected by numerous national and international factors that are beyond KCG’s control, including economic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, legislative and regulatory changes, currency values and inflation, broad trends in business and finance and changes in the markets in which KCG’s transactions occur. Declines in the trading volume of equities, fixed income and other financial instruments will generally result in lower revenues from market making and execution activities. Lower levels of volatility, which tends to correlate with trading volumes, will have the same directional impact. Lower price levels of securities and other instruments, as well as tighter spreads, may reduce profitability from trade executions. Increased competition can put pressure on commission rates, spreads and related fee schedules. Declines in market values of securities or other financial instruments can result in illiquid markets, which can increase the potential for losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, reductions in trading volumes, volatility levels, securities prices, commission rates or market liquidity could materially affect KCG’s business and profitability. As a result of the foregoing, period-to-period comparisons of KCG's revenues and operating results are not necessarily meaningful, and such comparisons cannot be relied upon as indicators of future performance.
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
KCG is exposed to losses due to lack of perfect information
As a market maker, KCG provides liquidity by continuously buying securities from sellers and selling securities to buyers. KCG may at times trade with others who have different and possibly better information than it does, and as a result, KCG may accumulate unfavorable positions preceding large price movements in securities. Should the frequency or magnitude of these events increase, KCG’s losses would likely increase correspondingly, which could have a material adverse effect on KCG's business, financial condition and results of operations.
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
Additionally, the success of KCG and its subsidiaries has largely been attributable to its sophisticated proprietary technology that has taken many years to develop. KCG has benefited from the fact that the type of proprietary technology it employs has not been widely available to its competitors. If KCG’s technology becomes more widely available to its current or future competitors for any reason, KCG’s operating results may be adversely affected.
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
KCG may experience disasters or business disruptions
KCG has business continuity capabilities that could be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, KCG must be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect KCG, a building that KCG occupies, a business district in which KCG is located, a city in which KCG is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. KCG’s business continuity facilities are designed to allow it to substantially continue operations if KCG is prevented from accessing or utilizing its primary offices for an extended period of time. Although KCG has employed significant effort to develop, implement and maintain reasonable business continuity plans, KCG cannot ensure that its systems will properly or fully recover after a significant business disruption in a timely fashion. If KCG is prevented from using any of its current trading operations or any third party services, or if its business continuity operations do not work effectively, KCG may not have complete business continuity. This could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG will incur risks in connection with the move of its corporate headquarters and the migration of its data center
KCG is planning to move its corporate headquarters from Jersey City, New Jersey to downtown New York City in 2016, and its Jersey City data center operations to other commercial data centers and colocations by the end of April 2018. As part of these moves, KCG's existing New York City office at One Liberty Plaza will also be moved to the new headquarters location. As with every move of this magnitude, there are a number of risks involved that could have a potential negative impact on KCG’s operations. These risks include, but are not limited to, missing project timelines (which could have the potential for disruption of market making or trading services or other operations), risks related to changes to office infrastructure and technology, and unexpected costs associated with the relocation. The diversion of business, technology and management attention from other business concerns and a multitude of external factors also pose a risk. While KCG employs a significant amount of internal and external resources to mitigate these and other risks associated with the relocation, they could have an adverse impact on KCG’s business, financial condition or operating results.
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
Federal, state and foreign legislators, regulators and SROs are constantly proposing, or enacting, new regulations which may impact KCG’s business. These include rules regarding, among others, a CAT designed to improve the ability of the SEC and others to oversee trading in the U.S. securities markets, private or over-the-counter markets, sometimes referred to as dark liquidity pools, increased transaction and other fees, transaction taxes, enhanced requirements regarding market access (including SEC Rule15c3-5) and for technology testing and implementation, increased obligations for market makers, higher capital requirements, and order routing limitations. Additionally, Section 31 fees are reviewed regularly. These fees could increase substantially in the future in order to recover the costs incurred by the government, including the SEC, for supervising and regulating the securities markets.
Regulators may also consider proposing other market structure changes. Following the market events of May 6, 2010, both the SEC and the CFTC issued concept releases seeking public comment on certain market structure issues such as high frequency trading, the colocation of servers with exchange matching engines, off-exchange trading, including internalization where brokers match orders with their own inventory, and markets that do not publicly display price quotations including dark liquidity pools. In particular, high frequency trading continues to be a controversial feature of modern markets and regulatory scrutiny by federal, state and foreign regulators and SROs is likely to continue, as evidenced by SEC Chair White’s June 5, 2014 speech. Market participants continue to call upon the U.S. Congress and the SEC to make changes to limit high-frequency trading and these changes could impact KCG’s business negatively.
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
At any given time, KCG may be the subject of one or more regulatory or SRO enforcement actions. KCG’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required.
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
KCG’s reliance on computer systems and software, including third-party systems, could adversely affect its business
KCG relies significantly on its computer systems and software to receive and properly process internal and external data and utilize such data to generate orders and other messages. This includes certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, internet service, communications facilities and other facilities. A disruption or corruption of the proper functioning of KCG’s computer systems or software, or deterioration in their performance, could be disruptive to KCG’s business. KCG cannot guarantee that its efforts to maintain competitive computer systems and software will be successful. Although KCG has implemented, and continues to implement, technological changes to prevent the failure of its computer systems and software, KCG’s computer systems and software may nonetheless fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. Additionally, if KCG’s arrangement with any third party is terminated, KCG may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. If any of these risks materialize, they could have a material adverse effect on KCG’s business, financial condition and results of operations.
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

From time to time, KCG has reimbursed its clients for losses incurred in connection with systems failures and delays. Capacity constraints, systems failures and delays may occur in the future and could cause, among other things, unanticipated problems with KCG’s trading or operating systems, disruptions in its client and non-client market making activities, disruptions in service to its clients, slower system response times resulting in transactions not being processed as quickly as KCG’s clients desire, decreased levels of client service and client satisfaction, and harm to KCG’s reputation. If any of these events were to occur, KCG could suffer substantial financial losses, loss of clients or reduction in the growth of its client base, increased operating expenses, litigation, arbitration or other client claims and regulatory sanctions or additional regulatory burdens.
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
KCG has taken significant steps to mitigate the various cyber threats, and devotes significant resources to maintain and regularly upgrade its systems and networks and reviews the ever changing threat landscape. KCG has created a dedicated Information Security Group, created and filled the role of Information Security Officer (“ISO”) and formed an Information Security Steering Committee. In addition, the firm has enhanced the communication channels with government and law enforcement agencies for better information sharing and awareness. The firm will continue to periodically review policies and procedures to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, the firm continues to look to implement technology solutions that enhance preventive and detection capabilities, and has an Emergency Management Plan (“EMP”) that sets forth procedures for firm-wide crisis responses, including in the case of a cyber-attack. See “Operational Risks” under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.
Notwithstanding these efforts, KCG’s cybersecurity measures may not detect or prevent all attempts to compromise its systems, including denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by KCG’s systems or that it otherwise maintains. Breaches of KCG’s cybersecurity measures could result in any of the following: unauthorized access to KCG’s systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom KCG does business or its proprietary systems; viruses, worms, spyware or other malware being placed in KCG’s systems; deletion or modification of client information; or a denial-of-service or other interruptions to KCG's business operations. Although KCG devotes significant resources to maintain and regularly upgrade its systems and networks and review the ever changing threat landscape, the methods of attack change frequently, with many vulnerabilities not publicly known until the very point in time when they are exploited. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against KCG or its third-party service providers, KCG may be unable to anticipate these attacks or to implement adequate protections in advance.
The current measures by KCG or any other measures cannot prevent every potential threat. Although KCG maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Any actual or perceived breach of KCG’s cybersecurity could damage its reputation, expose it to a risk of loss, regulatory action or litigation and possible liability, require it to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on KCG’s business, financial condition, results of operations and cash flows.
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
Self-clearing exposes KCG to significant operational, financial and liquidity risks
KCG self-clears substantially all of its domestic and international equities transactions using proprietary platforms and may expand self-clearing across product offerings and asset classes in the future. Self-clearing requires KCG to finance the majority of its inventory and maintain margin deposits at clearing organizations. Self-clearing exposes KCG’s business to operational risks, including business and technology disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While KCG’s clearing platform, operational processes, enhanced infrastructure and current and future financing arrangements have been carefully designed, KCG may nevertheless encounter difficulties that may lead to operating inefficiencies, including technology issues, dissatisfaction amongst KCG’s client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and counterparties who provide financing with respect to inventories, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect KCG’s ability to effect transactions and manage its exposure to risk. Moreover, any of these events could have a material adverse effect on KCG’s business, financial condition and operating results.
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
None of KCG’s clients is currently contractually obligated to utilize KCG for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or will have entered into strategic relationships with competitors. There can be no assurance that KCG will be able to retain these major clients or that such clients will maintain or increase their demand for KCG’s trade execution services. Further, the continued integration of legacy systems could result in disruption to KCG’s ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect the ability of KCG to maintain relationships with customers, or to solicit new customers. The loss, or a significant reduction, of demand for KCG’s services from any of these clients could have a material adverse effect on KCG’s business, financial condition and operating results.
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
KCG’s success also depends, in part, on the highly skilled, and often specialized, individuals KCG employs. KCG’s ability to attract and retain management, trading, market making, sales and technology professionals, as well as quantitative analysts and programmers is important to KCG’s business strategy. KCG strives to provide high quality services that allow it to establish and maintain long-term relationships with its clients. KCG’s ability to do so depends, in large part, upon the individual employees who represent KCG in its dealings with such clients. KCG may lose such professionals due to increased competition or other factors in the future, or such professionals may leave KCG voluntarily. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry or technical expertise and long-term relationships with clients, could have a material adverse effect on KCG’s business, financial condition and operating results.
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
Approximately 13% of the revenue of KCG in 2015, resulted from international operations. The financial services industry in many foreign countries is heavily regulated, much like the U.S., but differences, whether cultural, legal or otherwise, do exist. KCG is exposed to risks and uncertainties, including political, economic and financial instability, changes in requirements, exchange rate fluctuations, staffing challenges and the requisite controls needed to manage such operations. To continue to operate and expand its services globally, KCG will have to comply with the unique legal and regulatory controls of each country in which it conducts, or intends to conduct business, the requirements of which may be onerous or may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to successfully conduct or expand its business internationally. It may increase KCG’s costs of investment. Additionally, operating international locations involves both execution and reputational risk. KCG may not be able to manage these costs or risks effectively.
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

KCG has leverage
In March 2015, KCG issued $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes”). As a result of KCG's history of debt offerings including the 6.875% Senior Secured Notes, KCG has leverage. This leverage may have important negative consequences for KCG and its stockholders, including:

•	increasing its vulnerability to general adverse economic and industry conditions;

•
requiring it to dedicate a portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for KCG to optimally manage the cash flow for its businesses;

•	limiting its flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;

•	placing it at a competitive disadvantage compared to its competitors that have less debt;

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
KCG may be unable to remain in compliance with the financial maintenance and other affirmative and negative covenants contained in its debt instruments and the obligation to comply with such covenants may adversely affect its ability to operate its business
KCG’s current debt instruments contain financial maintenance and other affirmative and negative covenants that impose significant requirements on KCG and limit its ability to engage in certain transactions or activities. In addition, in the future KCG may enter into other debt instruments with covenants different from, and potentially more onerous than KCG's current debt facilities. These covenants could limit KCG’s flexibility in managing its businesses. In the event that KCG is unable to either comply with these restrictions and other covenants or obtain waivers from its lenders, KCG would be in default under these debt instruments and, among other things, the repayment of KCG’s debt could be accelerated by its lenders. In such case, KCG might not be able to repay its debt or borrow sufficient funds to refinance its debt on commercially reasonable terms, or on terms that are acceptable to KCG, resulting in a default on its debt obligations, which could have an adverse effect on its financial condition.
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
Exposure to credit risk may adversely affect KCG’s results of operations
KCG will be at risk if issuers whose securities or other instruments KCG holds, customers, trading counterparties, counterparties under derivative contracts, financing agreements or repurchase and equity finance agreements, clearing agents, exchanges, clearing houses, custodians or other financial intermediaries or guarantors default on their obligations to KCG, fail to perform under their agreements with KCG or are precluded to perform their obligations due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, legal or regulatory issues, fraud or other reasons. Although KCG engages in hedging and other risk management processes in order to mitigate these risks, KCG may not be able to enter into an offsetting contract or may be prevented from entering into an offsetting contract in order to cover the risk of such defaults or failures, and such defaults or failures could nonetheless result in financial losses for KCG and could have a material adverse effect on KCG’s results of operations, financial condition and cash flows. Notwithstanding KCG’s ability to enter into an offsetting contract, KCG may still suffer financial losses as a result of a counterparty’s default resulting from these issues.
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
Although KCG has procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, including rapid changes in securities, commodity and foreign exchange price levels, or operational, legal or regulatory risks applicable to such customers or counterparties. Even if KCG’s credit review and analysis procedures work properly, KCG may experience financial losses in dealings with such parties. Some of KCG’s risk management methods also depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by KCG. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect KCG. KCG may be materially and adversely affected in the event of a significant default by any of its customers or counterparties.
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
As KCG has sought to refocus on its core strategies, it has shutdown, reconstituted or disposed of several non-core businesses, including its reverse mortgage origination and securitization business, its FCM business and KCG Hotspot. In addition, in February 2016, KCGA entered into an asset purchase agreement with Citadel, pursuant to which KCGA agreed to sell its NYSE DMM business to Citadel. The transaction is expected to close during the second quarter of 2016. Additional divestitures are possible in the future and may have a material impact on KCG’s balance sheet or results of operations. KCG may not be able to replace the revenue generated by any divested business. Divestitures generally also entail numerous risks. The divestiture of an existing business could reduce KCG’s future operating cash flows and revenues, make its financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of KCG Class A Common Stock and increased reliance on other elements of its core business operations. In addition, the agreements to sell any divested businesses may require KCG to indemnify the buyer in certain situations. If KCG does not successfully manage the risks associated with a divestiture, its business, financial condition, and results of operations could be adversely affected. KCG also may not find suitable purchasers for businesses it may wish to divest. In addition, the decision to pursue acquisitions, divestitures or other strategic transactions may jeopardize KCG’s ability to retain the services of its existing key employees and to attract and retain additional qualified personnel in the future.
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

KCG may incur risks in connection with the further integration of GETCO and Knight
Although the major steps in integrating Knight and GETCO are complete, there remain certain aspects of the businesses of GETCO and Knight that operate separately. If KCG is not able to successfully integrate these operations, the anticipated benefits of the Mergers may not be realized fully or may take longer to realize than expected. Business combinations involve numerous risks, including difficulties in the assimilation of the operation, systems, controls and technologies of the companies and the diversion of management’s attention from other business concerns. The continued integration of GETCO and Knight may require KCG to incur significant cost in connection with, among other things, implementing financial and operating systems, and integrating technology platforms, which could have a material adverse effect on KCG’s business, financial condition and operating results.
Additional remedial steps may be required in connection with the events of August 1, 2012
Knight experienced a technology issue at the opening of trading at the NYSE on August 1, 2012. This issue was related to its installation of trading software and resulted in Knight’s broker dealer subsidiary, Knight Capital Americas LLC ("KCA"), sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from Knight’s systems and the software issue was limited to the routing of certain NYSE-listed stocks, it resulted in Knight realizing a pre-tax loss including related legal and professional fees of approximately $468.1 million. As a result of the technology issue, Knight implemented various remedial measures, including those at the direction of its regulators and, retained an independent consultant. Although remediation is in the final stages, KCG may incur additional expenses in implementing further technical changes and remedial measures which may be required or otherwise necessary or advisable. Further, these potential additional remedial steps may be burdensome to KCG’s business operations or costly to complete and there is no guarantee that the remedial steps taken by KCG will satisfy any applicable regulatory requirements imposed in connection with the technology issue.
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
KCG’s two largest stockholders own a substantial percentage of KCG’s Class A Common Stock, which could limit the ability of other stockholders to influence corporate matters or result in actions that the other stockholders do not believe to be in KCG’s interests or their interests
As of February 24, 2016, KCG’s two largest stockholders beneficially owned an aggregate of approximately 40% of KCG’s outstanding Class A Common Stock (including restricted stock units) (or 39%, assuming exercise of all KCG warrants outstanding) based on the most recent Schedule 13D or 13G or Form 4s filed by the holders. As a result, these large stockholders may be able to exert influence over KCG’s affairs and policies, including the election of directors and the approval of mergers, acquisitions and other extraordinary transactions. In addition, one of the largest stockholders has representation on KCG’s Board of Directors. This concentrated control could limit the ability of the remaining stockholders to influence corporate matters, and the interests of the large stockholders may not coincide with KCG’s interests or the interests of the remaining stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of KCG, could deprive KCG’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of KCG and might ultimately affect the market price of KCG’s common stock.
These large stockholders may in the future seek to sell large portions of KCG Class A Common Stock in one or a series of related transactions, including through block trades, 10b5-1 sales plans or underwritten secondary offerings. In connection with the Mergers, one of these stockholders was granted registration rights, which, subject to certain limitations, require KCG to assist such stockholder in conducting one or more registered offerings of all or a portion of its holdings. Any significant sales of KCG Class A Common Stock or any market perception of future sales of KCG Class A Common Stock may result in a decrease in the trading price of KCG’s Class A Common Stock.

Shares of KCG Class A Common Stock are subject to dilution as a result of exercise of the warrants
The shares of KCG Class A Common Stock are subject to dilution upon exercise of KCG’s warrants. Approximately 21.6 million shares of KCG Class A Common Stock may be issued in connection with exercise of the warrants. These warrants have exercise prices ranging from $11.70 to $14.63 and terms of between four and six years, with the first expiration occurring on July 1, 2017. The warrants may be exercised at any time, even if the current market price of the KCG Class A Common Stock is below the applicable exercise price. As the expiration date for any class of warrants approaches, the likelihood of exercise increases.
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
Certain additional payments to be made to KCG in connection with the sale of KCG Hotspot are uncertain
The sale of KCG Hotspot is structured as a taxable asset sale and BATS Global Markets, Inc. ("BATS") and KCG have agreed to share certain related tax benefits that potentially accrue to BATS after the closing of the transaction. KCG will share in 70% of the actual tax benefits to BATS for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50 million, which BATS has the right to exercise after KCG’s option expires.
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
Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in April 2018. In July 2015, we entered into a new lease agreement for our new corporate headquarters in New York City. The new 169,000 square foot headquarters is located at 300 Vesey Street and we plan to occupy these premises in the fourth quarter of 2016. We also collectively lease approximately 371,000 square feet for our office locations in the U.S., Europe and Asia.

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
Our Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “KCG”. The following table sets forth the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE during the relevant periods.

	High	Low
2015
First Quarter	$12.92	$11.55
Second Quarter	13.63	12.24
Third Quarter	12.49	9.88
Fourth Quarter	12.98	11.24
2014
First Quarter	$12.49	$10.91
Second Quarter	12.27	9.71
Third Quarter	12.09	10.10
Fourth Quarter	11.93	9.99
The closing sale price of our Class A Common Stock as reported by the NYSE on February 24, 2016, was $10.43 per share. As of that date there were 126 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, as of the same date there were 16,773 beneficial holders of our Class A Common Stock. Holders of restricted stock units are not included in the calculation of holders of record.
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

Comparative Stock Performance Graph
The graph below compares the total cumulative return of the KCG Class A Common Stock from July 5, 2013 (the day KCG commenced regular-way trading on the NYSE) through December 31, 2015, to the Russell 2000 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on July 5, 2013.

	Period Ending
Index	07/05/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15
KCG Holdings, Inc.	100.00	107.17	106.45	104.39	110.48	110.30
Russell 2000	100.00	115.74	118.66	119.82	124.72	112.98
SNL Broker/Dealer	100.00	113.26	120.12	126.17	141.08	130.82

The following table contains information about our purchases of KCG Class A Common Stock during the fourth quarter of 2015 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2015 - October 31, 2015
Common stock repurchases	—		—	$57,790
Employee transactions (2)	12		—
Total	12	$11.06	—
November 1, 2015 - November 30, 2015
Common stock repurchases	2,285		2,285	$23,906
Employee transactions (2)	4		—
Total	2,289	$12.89	2,285
December 1, 2015 - December 31, 2015
Common stock repurchases	—		—	$23,906
Employee transactions (2)	26		—
Total	26	$12.44	—
Total
Common stock repurchases	2,285		2,285	$23,906
Employee transactions (2)	41		—
Total	2,326	$12.87	2,285
________________________________________
Totals may not add due to rounding.
(1) During the second quarter of 2014, our Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of our outstanding KCG Class A Common Stock and Warrants. In April 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of our Class A Common Stock and Warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. During the fourth quarter of 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity for $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity. See Footnote 4 “Tender Offer and Stock Repurchase” and Footnote 14 “Related Parties" included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.
(2) Represents shares of the Company's Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.
(3) In November 2015, the Company repurchased 2.6 million KCG Warrants for $4.4 million under the share repurchase program authorized by our Board of Directors. As of December 31, 2015, approximately $23.9 million in authority remained under the share repurchase program authorized by our Board of Directors in April 2015. See Footnote 4 “Tender Offer and Stock Repurchase” and Footnote 14 “Related Parties" included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2015, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except weighted-average exercise price)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	4,371	$17.36	16,347
Equity compensation plans not approved by security holders	—	—	—
Total	4,371	$17.36	16,347

Item 6.	Selected Financial Data
The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2015, 2014 and 2013 and the Consolidated Statements of Financial Condition Data at December 31, 2015 and 2014 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2012 and 2011 and the Consolidated Statements of Financial Condition Data at December 31, 2013, 2012 and 2011 are derived from Consolidated Financial Statements not included in this document.

	For the year ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$803,181	$837,357	$628,304	$421,063	$611,845
Commissions and fees	376,673	437,022	275,474	105,518	284,620
Interest, net	(2,128)	621	(537)	(2,357)	(1,211)
Investment income and other, net	421,384	41,232	124,095	27,010	20,194
Total revenues	1,599,110	1,316,232	1,027,336	551,234	915,448
Expenses
Employee compensation and benefits	405,609	437,269	349,192	157,855	241,753
Execution and clearance fees	265,186	305,177	246,414	185,790	289,025
Communications and data processing	139,263	150,595	123,552	90,623	87,116
Depreciation and amortization	90,231	81,448	55,570	34,938	45,675
Payments for order flow	61,741	70,183	35,711	2,964	3,299
Debt interest expense	36,755	32,456	34,938	2,665	1,299
Collateralized financing interest	34,678	27,860	9,847	—	—
Occupancy and equipment rentals	30,128	32,707	24,812	12,804	9,903
Professional fees	27,055	25,596	46,662	14,072	17,142
Business development	8,479	9,763	4,609	23	108
Debt extinguishment charges	25,006	9,552	13,209	—	—
Writedown of assets and other real estate related charges	56,642	8,625	14,748	—	—
Other	38,375	39,814	43,094	23,073	26,587
Total expenses	1,219,148	1,231,045	1,002,358	524,807	721,907
Income from continuing operations before income taxes	379,962	85,187	24,978	26,427	193,541
Income tax expense (benefit)	130,858	22,753	(101,114)	10,276	30,841
Income from continuing operations, net of tax	249,104	62,434	126,092	16,151	162,700
(Loss) income from discontinued operations, net of tax	—	(1,332)	80	—	—
Net income	$249,104	$61,102	$126,172	$16,151	$162,700
Net (loss) income allocated to preferred and participating units	$—	$—	$(21,565)	$1,092	$12,510
Net income attributable to common shareholders	$249,104	$61,102	$147,737	$15,059	$150,190
Basic earnings per common share from continuing operations	$2.48	$0.55	$1.84	$0.31	$2.96
Diluted earnings per common share from continuing operations	$2.42	$0.54	$1.82	$0.31	$2.96
Basic loss per common share from discontinued operations	$—	$(0.01)	$—	$—	$—
Diluted loss per common share from discontinued operations	$—	$(0.01)	$—	$—	$—
Basic earnings per common share	$2.48	$0.54	$1.84	$0.31	$2.96
Diluted earnings per common share	$2.42	$0.52	$1.82	$0.31	$2.96
Shares used in computation of basic earnings (loss) per common share	100,437	112,854	80,143	48,970	50,688
Shares used in computation of diluted earnings (loss) per common share	102,922	116,534	81,015	48,970	50,688

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$581,313	$578,768	$674,281	$427,631	$607,689
Financial instruments owned, at fair value	2,444,400	2,707,371	2,721,839	654,875	240,338
Total assets	6,051,178	6,830,654	6,997,004	1,687,536	1,302,023
Financial instruments sold, not yet purchased, at fair value	2,113,404	2,285,707	2,165,500	512,553	140,530
Debt	495,632	422,259	657,259	15,000	15,000
Redeemable preferred member's equity	—	—	—	311,139	314,440
Equity	1,444,098	1,522,577	1,509,537	654,672	622,996

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Mergers were treated as a purchase of Knight by GETCO for accounting and financial reporting purposes. As a result, the financial results for the year ended December 31, 2013 comprise six months of results of KCG plus six months of GETCO and the financial results for the years ended December 31, 2014 and 2015 comprise the results of KCG.
All GETCO earnings per share and unit share outstanding amounts in this Annual Report on Form 10-K have been calculated as if the conversion of GETCO units to KCG Class A Common Stock took place on January 1, 2013, at the exchange ratio, as defined in the Merger Agreement.
On January 29, 2016, we issued a press release announcing our preliminary financial results for the fourth quarter and full year ended December 31, 2015. In the press release, we reported net income (loss) of $(4.6) million and $247.5 million for the three months and year ended December, 31, 2015, respectively. Those preliminary results reflected our estimate of the value of businesses held for sale and were also based upon our preliminary estimate of Other income. Since the issuance of that press release and prior to the filing date of this Form 10-K, information became available that allowed us to make a final determination of the value of one of our businesses held for sale and of our Other income. This final determination resulted in an adjustment to preliminary results of approximately $1.6 million, increasing our Other income, reducing our Writedowns of assets and other real estate related charges, and affecting our Income tax expense (benefit) by the income tax effects of these adjustments from the estimate reflected in our January 29, 2016 press release.
The following table presents a reconciliation of the preliminary net income (loss) and net income (loss) per share announced in our press release on January 29, 2016 to the final results reported in this Form 10-K:

	Three Months Ended December 31, 2015	Year Ended December 31, 2015
	(in thousands, except for per share data)
Net income (loss) announced on January 29, 2016	$(4,596)	$247,480
Adjustments, net of tax:
Fair value of businesses held for sale	772	772
Other income	853	853
Net income (loss) reported in Form 10-K	$(2,971)	$249,104

Net income (loss) per share:
Basic - announced on January 29, 2016	$(0.05)	$2.46
Basic - reported in Form 10-K	$(0.03)	$2.48
Diluted - announced on January 29, 2016	$(0.05)	$2.40
Diluted - reported in Form 10-K	$(0.03)	$2.42
Totals may not add due to rounding.

Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not historical facts and are based on current expectations, estimates and projections about KCG's industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Any forward-looking statement contained herein speaks only as of the date on which it is made. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and sustain revenue and earnings growth; (ii) the sale of KCG Hotspot, including the receipt of additional payments that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the self regulatory organizations ("SROs") and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; (x) the announced plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY; and (xi) KCG’s ability to complete the sale or disposition of any or all of the assets or businesses that are classified as held for sale. The list above is not exhaustive. Because forward looking statements involve risks and uncertainties, the actual results and performance of KCG may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, KCG also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in KCG’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in the MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with KCG’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.
Executive Overview
We are a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. We combine advanced technology with specialized client service across market making, agency execution and trading venues and also engage in principal trading via exchange-based electronic market making. We have multiple access points to trade global equities, options, futures, fixed income, currencies and commodities via voice or automated execution.

Results of Operations
As of December 31, 2015, our operating segments comprised the following:

•
Market Making— Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). We are an active participant on all major global equity and futures exchanges and also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions; however, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communication network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.

•
Corporate and Other— Our Corporate and Other segment contains investments principally in strategic financial services-oriented opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

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
On February 4, 2016, we entered into an asset purchase agreement with Citadel Securities LLC (“Citadel”), pursuant to which we agreed to sell our NYSE DMM business to Citadel. The transaction is expected to close during the second quarter of 2016. See "Subsequent Events" included later in this section for further details.
The results of the businesses and gains on sale of the FCM and KCG Hotspot are included in the Global Execution Services segment and continuing operations, up through the dates of their respective sales. For additional information, see Footnote 5 "Discontinued Operations, Assets and Liabilities of Businesses Held for Sale" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" herein.
During the fourth quarter of 2015, management conducted a strategic review of its businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of such a review, KCG determined that certain of its businesses, including its NYSE DMM business, are no longer considered core to its strategy, and KCG began seeking opportunities to exit or divest of these businesses. KCG believes that this current course of action does not represent a strategic shift that will have a major effect on its operations and financial results, but does meet the requirements to be considered held-for-sale at December 31, 2015. As part of this review, KCG determined that the carrying value of certain assets that are considered held for sale exceeded their fair value, and, as a result, recorded a charge in the Consolidated Statement of Operations for the year ending December 31, 2015 totaling $15.0 million as it relates to such held-for-sale businesses. The fair value of such assets, of $26.0 million, are included within assets of businesses held-for-sale on the December 31, 2015 Consolidated Statement of Financial Condition. See Footnote 5 "Discontinued Operations, Assets and Liabilities of Businesses Held for Sale" and Footnote 27 "Subsequent Events" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" for further details.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the year ended December 31,
	2015	2014	2013
Market Making
Revenues	$884,858	$901,152	$688,197
Expenses	760,830	754,439	584,585
Pre-tax earnings	124,028	146,713	103,612
Global Execution Services
Revenues	667,723	345,710	197,765
Expenses	298,766	334,654	223,559
Pre-tax earnings (loss)	368,957	11,056	(25,794)
Corporate and Other
Revenues	46,529	69,369	141,374
Expenses	159,552	141,951	194,216
Pre-tax loss	(113,023)	(72,582)	(52,842)
Consolidated
Revenues	1,599,110	1,316,232	1,027,336
Expenses	1,219,148	1,231,045	1,002,358
Pre-tax earnings	$379,962	$85,187	$24,978
Totals may not add due to rounding.
For additional details regarding our segments, see Footnote 25 “Business Segments” included in Part II, Item 8 "Financial Statements and Supplementary Data" herein.
Reconciliation of GAAP Revenues and Pre-Tax Earnings to Non-GAAP Revenues and Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The non-GAAP adjustments incorporate certain charges which we believe are unrelated to our core operations.
We believe the presentation of results excluding these adjustments provides meaningful information to stockholders and investors as they provide a useful summary of our results of operations for the years ended December 31, 2015, 2014 and 2013.

The following tables provide a full reconciliation of GAAP to non-GAAP revenues ("Adjusted revenues") and pre- tax results from continuing operations ("Adjusted pre-tax earnings") for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Year ended December 31, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$884,858	$667,723	$46,529	$1,599,110
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Gain on sales of investments	—	—	(19,751)	(19,751)
Writedowns of investments	—	—	3,224	3,224
Adjusted revenues	$884,858	$282,697	$30,002	$1,197,557

Year ended December 31, 2015	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$124,028	$368,957	$(113,023)	$379,962
Gain on sale of KCG Hotspot	—	(385,026)	—	(385,026)
Gain on sales of investments	—	—	(19,751)	(19,751)
Writedowns of investments	—	—	3,224	3,224
Other real estate related charges	—	—	35,284	35,284
Accelerated stock-based compensation	19,844	8,202	803	28,849
Writedown of goodwill and intangible assets	14,016	907	1,014	15,937
Debt make-whole premium	—	—	16,500	16,500
Writedown of capitalized debt costs	—	—	8,506	8,506
Professional fees related to the sale of KCG Hotspot	—	6,736	—	6,736
Writedown of assets	4,595	—	825	5,420
Compensation expense related to the sale of KCG Hotspot	—	4,457	—	4,457
Adjusted pre-tax earnings	$162,483	$4,233	$(66,618)	$100,098

Year ended December 31, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$901,152	$345,710	$69,369	$1,316,232
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Gain on sale of FCM	—	(2,116)	—	(2,116)
Adjusted revenues	$901,152	$343,594	$44,620	$1,289,367

Year ended December 31, 2014	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$146,713	$11,056	$(72,582)	$85,187
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	(15,105)	(15,105)
Income resulting from the merger of BATS and Direct Edge, net	—	—	(9,644)	(9,644)
Gain on sale of FCM	—	(2,116)	—	(2,116)
Compensation related to reduction in workforce and other employee separations	3,169	5,463	4,958	13,590
Writedown of capitalized debt costs	—	—	9,552	9,552
Writedown of assets and lease loss accrual, net	811	—	7,814	8,625
Adjusted pre-tax earnings	$150,693	$14,403	$(75,007)	$90,089

Year ended December 31, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Revenues to Non-GAAP Revenues:
GAAP Revenues	$688,197	$197,765	$141,374	$1,027,336
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Strategic asset impairment	—	—	7,825	7,825
Adjusted revenues	$688,197	$197,765	$21,227	$907,189

Year ended December 31, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$103,612	$(25,794)	$(52,842)	$24,978
Gain on investment in Knight Capital Group, Inc.	—	—	(127,972)	(127,972)
Professional and other fees related to Mergers and Knight's August 1st, 2012 technology issue	—	—	47,183	47,183
Writedown of capitalized debt costs	—	—	13,209	13,209
Compensation and other expenses related to reduction in workforce	11,518	21,444	708	33,670
Unit based compensation acceleration due to Mergers	—	—	22,031	22,031
Strategic asset impairment	—	—	7,825	7,825
Writedown of assets and lease loss accrual, net	108	1,681	13,344	15,133
Adjusted pre-tax earnings	$115,238	$(2,669)	$(76,514)	$36,057

The following tables provide a full reconciliation of GAAP non transactional based expenses to non-GAAP non-transactional based expenses for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Year ended December 31, 2015	GAAP	Adjustments for non-GAAP presentation	Non-GAAP expenses
Reconciliation of GAAP non-transactional based expenses to Non-GAAP non-transactional based expenses*
Employee compensation and benefits	$405,609	$33,306	$372,303
Communications and data processing	139,263	—	139,263
Depreciation and amortization	90,231	—	90,231
Debt interest expense	36,755	—	36,755
Occupancy and equipment rentals	30,128	—	30,128
Professional fees	27,055	6,736	20,319
Business development	8,479	—	8,479
Debt extinguishment charges	25,006	25,006	—
Writedown of assets and other real estate related charges	56,642	56,642	—
Other	38,375	—	38,375
Total	$857,543	$121,690	$735,853
* Non-transactional based expenses refers to all expenses except Execution and clearance fees, Payments for order flow and Collateralized financing interest.

Year ended December 31, 2014	GAAP	Adjustments for non-GAAP presentation	Non-GAAP expenses
Reconciliation of GAAP non-transactional based expenses to Non-GAAP non-transactional based expenses*
Employee compensation and benefits	$437,269	$13,590	$423,679
Communications and data processing	150,595	—	150,595
Depreciation and amortization	81,448	—	81,448
Debt interest expense	32,456	—	32,456
Occupancy and equipment rentals	32,707	—	32,707
Professional fees	25,596	—	25,596
Business development	9,763	—	9,763
Debt extinguishment charges	9,552	9,552	—
Writedown of assets and other real estate related charges	8,625	8,625	—
Other	39,814	—	39,814
Total	$827,825	$31,767	$796,058
* Non-transactional based expenses refers to all expenses except Execution and clearance fees, Payments for order flow and Collateralized financing interest.

Year ended December 31, 2013	GAAP	Adjustments for non-GAAP presentation	Non-GAAP expenses
Reconciliation of GAAP non-transactional based expenses to Non-GAAP non-transactional based expenses*
Employee compensation and benefits	$349,192	$55,701	$293,491
Communications and data processing	123,552	—	123,552
Depreciation and amortization	55,570	—	55,570
Debt interest expense	34,938	2,963	31,975
Occupancy and equipment rentals	24,812	—	24,812
Professional fees	46,662	34,213	12,449
Business development	4,609	—	4,609
Debt extinguishment charges	13,209	13,209	—
Writedown of assets and other real estate related charges	14,748	14,748	—
Other	43,094	10,392	32,702
Total	$710,386	$131,226	$579,160

* Non-transactional based expenses refers to all expenses except Execution and clearance fees, Payments for order flow and Collateralized financing interest.
Consolidated revenues for 2015 were $1.60 billion, which represented an increase of $282.9 million from $1.32 billion in 2014. Consolidated adjusted pre-tax earnings for 2015 were $100.1 million as compared to $90.1 million in 2014.
The Company’s net revenues, which we define as Adjusted revenues, less execution and clearance fees, payments for order flow, and collateralized financing interest ("Net revenues”) were $836.0 million for 2015, compared to $886.1 million for 2014. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.
The following tables provide a full reconciliation of total revenues to Net revenues for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Reconciliation of total revenues to net revenues:
Total revenues per Consolidated Statements of Operations	$1,599,110	$1,316,232	$1,027,336
Less:
Execution and clearance fees	265,186	305,177	246,414
Payments for order flow	61,741	70,183	35,711
Collateralized financing interest	34,678	27,860	9,847
Gain on sale of KCG Hotspot	385,026	—	—
Gain on sales of investments	19,751	—	—
Writedowns of investments	(3,224)	—	—
Net gain related to tradeMONSTER combination with OptionsHouse	—	15,105	—
Income resulting from the merger of BATS and Direct Edge, net	—	9,644	—
Gain on sale of FCM	—	2,116	—
Gain on investment in Knight Capital Group, Inc.	—	—	127,972
Strategic asset impairment	—	—	(7,825)
Net revenues	$835,952	$886,147	$615,217
Adjusted pre-tax earnings for 2015 exclude non-GAAP adjustments totaling a net benefit of $279.9 million. These non-GAAP adjustments primarily comprise:

(i)	Items related to our sale of KCG Hotspot, which was sold to BATS in the first quarter of 2015

(ii)	Activity related to our investments comprising gains on sales and writedowns

(iii)	Accelerated stock-based compensation as a result of an amendment to vesting provisions made to prior years’ bonus-related annual equity awards

(iv)	Charges related to the early retirement of debt including a contractual make-whole premium and writedown of capitalized debt costs

(v)
Other real estate related charges including lease losses for our Jersey City and New York City offices and accelerated amortization of leasehold improvements for related to abandoned space in our Jersey City and Chicago offices

Adjusted pre-tax earnings for 2014 exclude non-GAAP adjustments totaling a net benefit of $4.9 million. These non-GAAP adjustments primarily comprise:

(i)	Net gains related to tradeMONSTER's combination with OptionsHouse

(ii)	BATS and Direct Edge Holdings LLC ("Direct Edge") merger

(iii)	Sale of our FCM business

(iv)	Compensation related to reductions in workforce and other employee separations

(v)	Writedown of capitalized debt costs and writedown of assets and lease loss accruals
A detailed breakdown of these items can be found in the Reconciliation of GAAP pre-tax to Non-GAAP pre-tax earnings tables above.
Consolidated Adjusted revenues for 2015 of $1.20 billion decreased $91.8 million from $1.29 billion in 2014. The decrease is due to the sale of KCG Hotspot and our FCM businesses as well as lower trading revenues within our

Market Making segment.
The changes in our Adjusted pre-tax earnings by segment from 2014 are summarized as follows:

•
Market Making— Our Adjusted pre-tax earnings from Market Making for 2015 were $162.5 million, compared to adjusted pre-tax earnings of $150.7 million for 2014. Results for 2015 were aided, primarily, by lower expenses offset, in part, by higher competition which negatively impacted revenues.

•
Global Execution Services— Our Adjusted pre-tax earnings from Global Execution Services for 2015 were $4.2 million, compared to adjusted pre-tax earnings of $14.4 million in 2014. The results were affected by lower earnings as a result of the sale of KCG Hotspot, as its results were included for all of 2014 but only through the date of sale in the first quarter of 2015 and the sale of our FCM business in the fourth quarter of 2014 offset, in part, by improved results in our algorithmic trading and ETF businesses, which aided 2015 results.

•	Corporate and Other— Our Adjusted pre-tax earnings from our Corporate and Other segment was a loss of $66.6 million for 2015 compared to a loss of $75.0 million in 2014.
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
Upon adopting the relocation plan, we prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations to reflect the projected abandonment dates. We are recording approximately $5.0 million per quarter of incremental depreciation and amortization which began in the third quarter of 2015 and will run through the end of 2016 as a result of shortening the remaining useful lives.
As a result of the planned relocation of our new corporate headquarters, we expect to incur additional occupancy expenses of approximately $1.6 million per quarter in 2016.
Additionally, we have completed the consolidation of our offices in Chicago and abandoned a portion of such premises in the third quarter of 2015.
See Footnote 19 “Writedowns and Other Charges” included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for a description of real estate related charges in 2015.
Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our non-client exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases (and related expenses in connection with the planned relocation of our headquarters) and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; actions taken relating to our strategic investments; investor sentiment; the effectiveness of the measures we take to mitigate the risks of cyber threats; and technological changes and events.
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
Trends Affecting Our Company
We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•
Clients continue to focus on statistics measuring the quality of their executions (including speed of execution and amount of price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers continue to increase the level of sophistication and automation within their operations and the extent of price improvement they provide to their clients. The continued focus on execution quality has resulted in greater price competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the performance of our trading models and margin metrics and those of other market making firms.

•
Market Making and Global Execution Services transaction volumes executed by clients have fluctuated over the past few years due to market conditions, retail and institutional investor sentiment and a variety of other factors. Market Making and Global Execution Services transaction volumes are not predictable and may not be sustainable.

•
Over the past several years exchanges have become far more competitive, and market participants have created ATSs, ECNs and other execution venues which compete with the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, while there is the possibility for consolidation among trading venues, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms and market making firms competing for retail and institutional order flow. Further, many broker dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•
There continues to be growth in electronic trading, including direct market access platforms, algorithmic and program trading, high frequency trading ECNs, ATSs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may further reduce demand for traditional institutional voice services.

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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future particularly as it relates to the trading of equities, fixed income, commodities, and currencies. As has been widely reported, there has been an increased focus by securities regulators, federal and state law enforcement agencies, Congress and the media on market structure issues, and, in particular, high frequency trading, best execution, ATS manner of operations, market fragmentation, public disclosures around order types and execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules.

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

•
There could be continued fluctuations, including possible substantial increases, in Section 31 fees and fees imposed by other regulators. In addition,clearing corporations are considering various proposals which could require substantial increases in clearing margin, liquidity and collateral requirements, and FTTs have been introduced in certain jurisdictions and may be introduced in others.

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
Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to other employees based on individual performance and the performance of our business; employee benefits; and stock and unit-based compensation. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our Net revenues and business mix, profitability and the number and mix of employees. Compensation for certain employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.
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

Writedown of assets and other real estate related charges consist primarily of charges related to our operating leases and the acceleration of amortization and depreciation of leaseholds and fixed assets for office space that has or is soon to be abandoned. Also included here are charges for impairments of assets including goodwill, intangible and fixed assets.
Other expenses include regulatory fees, corporate insurance, employment fees, amortization of capitalized debt costs and general office expense.
Results of Operations
The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the year ended December 31,
	2015	2014	2013
Revenues
Trading revenues, net	50.2%	63.6%	61.2%
Commissions and fees	23.6%	33.2%	26.8%
Interest, net	-0.1%	0.0%	-0.1%
Investment income and other, net	26.4%	3.1%	12.1%
Total revenues	100.0%	100.0%	100.0%
Expenses
Employee compensation and benefits	25.4%	33.2%	34.0%
Execution and clearance fees	16.6%	23.2%	24.0%
Communications and data processing	8.7%	11.4%	12.0%
Depreciation and amortization	5.6%	6.2%	5.4%
Payments for order flow	3.9%	5.3%	3.5%
Debt interest expense	2.3%	2.5%	3.4%
Collateralized financing interest	2.2%	2.1%	1.0%
Occupancy and equipment rentals	1.9%	2.5%	2.4%
Professional fees	1.7%	1.9%	4.5%
Business development	0.5%	0.7%	0.4%
Debt extinguishment charges	1.6%	0.7%	1.3%
Writedown of assets and other real estate related charges	3.5%	0.7%	1.4%
Other	2.4%	3.0%	4.2%
Total expenses	76.2%	93.5%	97.6%
Income from continuing operations before income taxes	23.8%	6.5%	2.4%
Income tax expense (benefit)	8.2%	1.7%	-9.8%
Income from continuing operations, net of tax	15.6%	4.7%	12.3%
Income (loss) from discontinued operations, net of tax	0.0%	-0.1%	0.0%
Net income	15.6%	4.6%	12.3%
* Percentages may not add due to rounding.

Year Ended December 31, 2015 and 2014
Revenues
Market Making

	For the year ended December 31,
	2015	2014	Change	% of Change
Trading revenues, net (thousands)	$767,951	$809,371	$(41,420)	(5.1)%
Commissions and fees (thousands)	122,516	117,058	5,458	4.7%
Interest, net and other (thousands)	(5,609)	(25,277)	19,669	N/M
Total revenues from Market Making (thousands)	$884,858	$901,152	(16,294)	(1.8)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	29,814	27,197	2,617	9.6%
Average daily trades (thousands)	3,797	3,732	65	1.7%
Average daily NYSE and Nasdaq shares traded (millions)	931	820	111	13.5%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	4,156	8,317	(4,161)	(50.0)%
Average revenue capture per U.S. equity dollar value traded (bps)	0.95	1.00	(0.05)	(5.0)%
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the year ended December 31,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$254,157	$319,964	$(65,807)	(20.6)%
Trading revenues, net (thousands)	35,121	28,355	6,766	23.9%
Interest, net and other (thousands)	378,445	(2,609)	381,054	N/M
Total revenues from Global Execution Services (thousands)	$667,723	$345,710	322,013	93.1%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)	303.7	282.1	21.6	7.7%
Average daily KCG BondPoint fixed income par value traded ($ millions)	141.1	133.6	7.5	5.6%
Totals may not add due to rounding.
N/M - Not meaningful
Corporate and Other

	For the year ended December 31,
	2015	2014	Change	% of Change
Total revenues from Corporate and Other (thousands)	$46,529	$69,369	$(22,840)	(32.9)%
Trading revenues, net were $803.2 million in 2015 and were down 4.1% from 2014. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues are derived from our market making in U.S. equities, however, the main driver of the decrease in trading revenues from 2014 related to the performance of our non-U.S. equity market making due to various factors including decreased volumes and volatility. This decrease was slightly offset by our market making revenues in U.S. equities due to increased volume, partially offset by a lower revenue capture.
We calculate average revenue capture per U.S. equity market making dollar value traded (“revenue capture”) to measure the revenue that we earn per dollar traded within U.S. equity market making. Average revenue capture per U.S. equity dollar traded was 0.95 basis points ("bps") in 2015, down 5.0% from 1.00 bps in 2014. The revenue capture metric is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), (collectively “U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions for the relevant period. U.S. Equity Market Making Revenues were $710.9 million and $684.0 million for 2015 and 2014, respectively.
Revenue capture is a calculated metric that is impacted in a similar manner to the components that make it up, including market volumes and volatility and the performance of our U.S. equity trading strategies.

Commissions and fees decreased 13.8% to $376.7 million in 2015, compared to $437.0 million in 2014. The primary reason for the decrease relates to the sales of our KCG Hotspot business, in March 2015, and our FCM business, in November 2014. Excluding the commissions and fees related to our FCM business from the 2014 balance and those of Hotspot from both 2014 and through the date of sale in March 2015, commissions and fees would have decreased slightly over the comparable periods. The decrease is related to a small decrease in volumes and commissions from institutional customers within our Global Execution Services segment, offset by an increase in volume based fees within our Market Making segment.
Interest income, net decreased to a net loss of $2.1 million in 2015, compared to a positive $0.6 million in 2014. Our interest varies based on the amount of cash held and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other was $421.4 million in 2015, compared to $41.2 million in 2014. Income for 2015 includes the $385.0 million gain on the sale of KCG Hotspot within our Global Execution Services segment. Also included in the 2015 balance are gains from the sales of certain of our investments including Aperture Holdings, LP, ("Aperture"), the corporate parent of OptionsHouse LLC ("OptionsHouse"). The balance for 2014 also includes income from our investments including gains related to the combination of tradeMONSTER Group, Inc. ("tradeMONSTER") with OptionsHouse and the merger of BATS and Direct Edge.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $405.6 million for 2015 and $437.3 million in 2014. Excluding the $28.8 million related to the acceleration of stock-based compensation and $4.5 million in compensation expense related to the sale of KCG Hotspot, employee compensation and benefits was $372.3 million in 2015 or 44.5% of Net revenues. In 2014, excluding compensation related to reduction in workforce of $13.6 million, employee compensation and benefits was $423.7 million or 47.8% of Net revenues. The decrease on a dollar basis was primarily due to lower discretionary compensation as a result of fewer employees and stated cost cutting goals.
The number of full time employees decreased to 1,006 at December 31, 2015 from 1,093 at December 31, 2014. The decrease was primarily due to the sale of KCG Hotspot.
Execution and clearance fees were $265.2 million for 2015 and $305.2 million in 2014. Execution and clearance fees were 22.1% of Adjusted revenues for 2015 and 23.7% of Adjusted revenues in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $139.3 million for 2015 and $150.6 million in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses as a result of headcount reductions as well as cost cutting throughout the integration in 2014 and 2015.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $90.2 million for 2015 and $81.4 million in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the remaining estimated useful lives of such assets upon adopting a plan in July 2015 to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible amortization expense due to the sale of KCG Hotspot. We expect that the increased depreciation related to fixed assets and leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See "Writedown of assets and other real estate related charges" earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $61.7 million for 2015 and $70.2 million in 2014. As a percentage of Adjusted revenues, Payments for order flow decreased to 5.2% for 2015 from 5.4% in 2014.
Debt interest expense was $36.8 million for 2015 and $32.5 million in 2014. Interest expense increased as a result of increased debt due to the issuance of $500.0 million in 6.875% Senior Secured Notes in March 2015 which generated increased interest expense as compared to the $305.0 million 8.25% Senior Secured Notes and $117.3 million Cash Convertible Senior Subordinated Notes which were retired at such time.
Collateralized financing interest expense was $34.7 million for 2015 and $27.9 million in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $27.1 million for 2015 and $25.6 million in 2014. Excluding the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot, professional fees were $20.3 million for 2015. Excluding these charges, professional fees decreased due to lower legal and auditing fees compared to the prior year.
Debt extinguishment charges of $25.0 million for 2015 comprised a $16.5 million contractual debt make-whole premium paid to the note holders and an $8.5 million writedown of capitalized debt costs as a result of the early retirement of our $305.0 million 8.25% Senior Secured Notes in April 2015. Debt extinguishment charges for 2014 comprise the writedown of $9.6 million of debt issuance costs as a result of repayment of $235.0 million principal of the First Lien Credit Facility.
Writedown of assets and other real estate related charges of $56.6 million for 2015 primarily represent lease termination charges as well as accelerated amortization and depreciation of certain leasehold improvements and fixed assets related to abandoned space in our Jersey City and Chicago offices. See "Writedown of assets and other real estate related charges" earlier in this section for further information. Writedown of assets and other real estate related charges of $8.6 million for 2014 primarily relates to adjustments to the previous calculations of lease losses due to actual and updated assumptions.
All other expenses were $77.0 million for 2015 and $82.3 million for 2014. The decrease primarily relates to the decrease in marketing and client related activity included in Business development costs as well as lower occupancy and equipment rentals cost.
Our effective tax rate from continuing operations for 2015 of 34.4% differed from the federal statutory rate of 35% primarily due to the recognition of state and local deferred tax assets and a benefit from federal tax credits offset, in part, by state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate for 2014 from continuing operations of 26.7% differed from the federal statutory rate of 35% primarily due to the recognition of state deferred tax assets which primarily relate to state tax net operating losses, and a benefit from federal tax credits, offset in part by state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
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
N/M - Not meaningful

Trading revenues, net were $837.4 million in 2014 and were up 33.3% from $628.3 million in 2013. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues are derived from our market making in U.S. equities, however, the main driver of the increase were the inclusion of full year results from the Knight businesses in 2014 as well as increased overall market volumes and volatility which helped the performance of both our direct-to-client and non-client trading strategies offset, in part, by the effects of increased competition and an increased client focus on execution quality including price improvement, which gives our clients better prices on trades, but lowers our revenues earned on trades.
Commissions and fees increased 58.6% to $437.0 million in 2014, from $275.5 million in 2013, primarily due to the Mergers. As a result of the Mergers, Knight’s commission-based businesses, including additional algorithmic trading strategies, high touch institutional traders earning commissions on program and block trades, a soft dollar business, KCG Hotspot, KCG Bondpoint, and the FCM were all added to the Company. In the first half of 2013, prior to the Mergers, KCG’s total Commissions and fees were $55.3 million, as compared to $220.2 million in the post-Mergers second half of 2013, a 298% increase. While certain of these businesses have been combined since the Mergers, the increase from the first half of 2013 to the second half of 2013 is primarily attributable to the Mergers. The addition of these businesses is also the primary factor when comparing 2013 revenues to 2014 revenues, a period which includes a full year of commissions and fees from these businesses.
Interest income, net increased to a positive $0.6 million in 2014, compared to a net loss of $0.5 million in 2013. Our interest will vary based on the amount of cash held and level of our balances held at our third party clearing brokers.
Investment income and other was $41.2 million in 2014, compared to $124.1 million in 2013. The balance for 2014 includes income from our investments including gains related to tradeMONSTER’s combination with OptionsHouse and the merger of BATS and Direct Edge as well as a gain on the sale of our FCM. The balance for 2013 includes a gain of $128.0 million on our investment in Knight Common Stock.
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
Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number and mix of employees. Employee compensation and benefits expense was $437.3 million for 2014 and $349.2 million in 2013. The increase on a dollar basis was primarily due to the Mergers which increased headcount significantly offset, in part, by the effects of a reduction in workforce in 2014. Excluding compensation expense related to the 2014 reduction in workforce of $13.6 million, employee compensation and benefits was $423.7 million or 47.8% of Net revenues. For 2013, excluding the compensation expense related to a reduction in workforce of $33.7 million and $22.0 million in stock based compensation acceleration due to the Mergers, employee compensation was $293.5 million or 47.7% of Net revenues.
The number of full time employees decreased to 1,093 at December 31, 2014 as compared to 1,229 at December 31, 2013.
Execution and clearance fees were $305.2 million for 2014 and $246.4 million in 2013. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale. Execution and clearance fees were 23.7% of adjusted revenues for 2014 and 27.2% in 2013. The variance on a percentage of Adjusted revenues primarily relates to better rates due to the utilization of higher volume pricing tiers and other efficiencies.
Communications and data processing expenses were $150.6 million for 2014 and $123.6 million in 2013. Communications and data processing expense primarily relates to market data, colocation and connectivity expenses. The increase primarily relates to the higher costs due to the acquisition of Knight.
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
Professional fees were $25.6 million for 2014 and $46.7 million in 2013. Excluding $34.2 million in legal, consulting and investment banking fees related to the Mergers, Professional fees were $12.4 million in 2013. Professional fees increased as a result of becoming a publicly traded firm as well as integrating the two firms which led to an increase in legal, consulting and auditing fees compared to the prior year.
Writedown of assets and other real estate charges of $8.6 million for 2014 primarily relates to adjustments to previously calculated lease losses. Writedown of assets and other real estate charges of $14.7 million in 2013 comprised the writedown of leasehold improvements and fixed assets as a result of excess real estate capacity.
Debt extinguishment charges of $9.6 million for 2014 and $13.2 million in 2013 relate to the writedown of debt issuance costs as a result of the repayment of $235.0 million and $300.0 million principal of the First Lien Credit Facility in 2014 and 2013, respectively.
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

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2015 and December 31, 2014, we had total assets of $6.05 billion and $6.83 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$581,313	$578,768
Financial instruments owned, at fair value:
Equities	2,129,208	2,479,910
Listed options	178,360	144,586
Debt securities	136,387	82,815
Collateralized agreements:
Securities borrowed	1,636,284	1,632,062
Receivable from brokers, dealers and clearing organizations (1)	571,222	1,095,025
Total cash and assets readily convertible to cash	$5,232,774	$6,013,166
Totals may not add due to rounding.

(1)	Excludes $110.0 million and $93.8 million of securities failed to deliver as of December 31, 2015 and December 31, 2014, respectively.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents increased from December 31, 2014 as a result of pre-tax earnings, the proceeds of our new debt offering of $500.0 million 6.875% Senior Secured Notes and from the sale of KCG Hotspot offset by our $330.0 million "modified Dutch auction" Tender offer ("Tender Offer") and other KCG common stock and warrant repurchases, early retirement of $305.0 million 8.25% Senior Secured Notes, repayment of Knight's Cash Convertible Senior Subordinated Notes ("Convertible Notes"), payments of 2014 year-end bonuses in 2015 and estimated income taxes. See Footnote 4 "Tender Offer and Stock Repurchase" and Footnote 13 “Debt” included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.
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
As of December 31, 2015, $1.35 billion of securities, primarily equities, have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2014, $1.52 billion of securities, primarily equities, were pledged as collateral to third-parties under financing arrangements.
Goodwill and intangible assets, net of accumulated amortization were lower at December 31, 2015 primarily due the sale of KCG Hotspot, amortization and intangibles associated with businesses held for sale which we included within Assets of businesses held for sale on the Company's Consolidated Statement of Financial Condition as of December 31, 2015, offset in part, by additional capitalized internal-use software.
Other assets primarily comprises deposits, prepaids and other miscellaneous receivables. Other assets increased primarily as a result of recording a receivable from BATS related to our sale of KCG Hotspot. See Footnote 11

"Investments" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the BATS receivable.
The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $4.61 billion at December 31, 2015 and $5.31 billion at December 31, 2014. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. We issued $500.0 million of new debt while repaying the remaining $117.3 million of Convertible Notes in the first quarter 2015 and the $305.0 million 8.25% Senior Secured Notes during the second quarter 2015. The increase in our Accrued compensation expense is due to a portion of our 2014 bonus being paid in 2014, thereby reducing the 2014 year end accrued compensation, while the 2015 bonus amounts were not paid until in 2016. This increase was offset, in part, by the effect of lower compensation expense in 2015.
Equity decreased by $78.5 million, from $1.52 billion at December 31, 2014 to $1.44 billion at December 31, 2015. The decrease in equity from December 31, 2014 was primarily a result of our stock repurchase activity including our Tender Offer, offset by Net income, including the gain on sale of KCG Hotspot and stock-based compensation activity in 2015.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At December 31, 2015, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.26 billion.
Net Income during 2015 was $249.1 million compared to $61.1 million during 2014. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $84.7 million and $58.9 million during 2015 and 2014, respectively. Depreciation and amortization expense was $90.2 million and $81.4 million during 2015 and 2014, respectively. We had non-cash writedowns of assets and other real estate related charges of $56.6 million and $8.6 million during 2015 and 2014, respectively, and non-cash writedowns of capitalized debt issuance costs of $8.5 million and $9.6 million, respectively. Included in the $56.6 million non-cash writedowns of assets and other real estate related charges during 2015 is $15.9 million of writedowns of goodwill as well as intangible assets related to assets of businesses held for sale. We also had non-cash net gains of $5.8 million and $15.1 million related to strategic investments in 2015 and 2014, respectively.
Capital expenditures, including capitalized software costs, were $59.1 million and $49.0 million during 2015 and 2014, respectively. Purchases of investments were $8.0 million and $0.7 million during 2015 and 2014, respectively. Proceeds and distributions received from investments were $34.6 million and $58.7 million during 2015 and 2014, respectively.
See Footnote 13 “Debt” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for a description of our Debt as of December 31, 2015.
Tender Offer and Stock Repurchases
During the second quarter of 2014, our Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of our outstanding KCG Class A Common Stock and Warrants. In April 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of our Class A Common Stock and Warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program at the time).
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
In 2015, outside of the Tender Offer, we repurchased 3.5 million KCG Class A Common Stock for $41.7 million and 2.6 million KCG Warrants for $4.4 million under our share repurchase program. As of December 31, 2015, approximately $23.9 million in authority remained under the share repurchase program authorized by our Board of Directors in April 2015.
As of December 31, 2015 we had 90.2 million shares of KCG Class A Common Stock outstanding including RSUs as compared to 116.9 million shares at December 31, 2014.
See Footnote 4 “Tender Offer and Stock Repurchase” and Footnote 27 “Subsequent Events” included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the CFTC and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of December 31, 2015, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at December 31, 2015, as reported in its amended regulatory filing (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$286,757	$1,000	$285,757
Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at December 31, 2015 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$155,081	$131,840	$23,241
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Our Australian and Indian trading entities are subject to certain financial resource requirements of the Australian Securities and Investment Commission and the Foreign Investment Promotion Board, respectively. As of December 31, 2015, we were in compliance with all such requirements.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Subsequent Events
On February 4, 2016, KCGA entered into an Asset Purchase Agreement with Citadel Securities LLC (“Citadel”), pursuant to which KCGA agreed to sell its NYSE DMM business to Citadel. The transaction is expected to close during the second quarter of 2016.
Subsequent to the year ended December 31, 2015, we have repurchased in the open market $35.0 million par value of our 6.875% Senior Secured Notes.
Critical Accounting Policies
Our Consolidated Financial Statements are based on the application of Generally Accepted Accounting Principles ("GAAP") which requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our Consolidated Financial Statements. We believe that the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.
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
Our receivable from BATS related to the sale of KCG Hotspot, foreign currency forward contracts, investment in the CME and certain other investments are also classified within Level 2 of the fair value hierarchy, and at December 31, 2015, a receivable related to the sale of an investment is classified within Level 3 of the fair value hierarchy.

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
Goodwill
Goodwill of $16.4 million at December 31, 2015 is primarily a result of the Mergers and relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value.
Intangible Assets
Intangible assets, less accumulated amortization, of $84.1 million at December 31, 2015 primarily result from the Mergers and are primarily attributable to our Market Making and Global Execution Services segments.
We amortize intangible assets with finite lives on a straight-line basis over their remaining estimated useful lives, the majority of which have been determined to range from one to 8 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable.
Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests in financial services-related businesses held by us within our non-broker dealer subsidiaries. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when, in our judgment, we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. Strategic investments which are publicly traded are held at fair value.
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
Employee Compensation—Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 15 "Stock-Based Compensation" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion.
When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on our Class A Common Stock on the grant date and the historical volatility of our Class A Common Stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards. See Footnote 15 "Stock-Based Compensation" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further discussion.
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
See Footnote 3 "Significant Accounting Policies" and Footnote 11 “Investments” included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a further discussion of our accounting policies.
Accounting Standards Updates
See Footnote 3 “Significant Accounting Policies” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of accounting guidance recently adopted and accounting guidance to be adopted in future periods.

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
We employ proprietary position management and trading systems that provide real-time, on-line risk exposure calculations, position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management and an independent risk control function on a real-time basis as are aggregate risk exposures, sub unit risk exposures and aggregate dollar and inventory position totals, capital allocations, and real-time profits and losses. Our management of trading positions is enhanced by our review of mark-to-market valuations and position summaries on a daily basis.
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at December 31, 2015 and 2014 was $2.44 billion and $2.71 billion, respectively, in long positions and $2.11 billion and $2.29 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $8.4 million using a hypothetical 10% increase in equity prices as of December 31, 2015, and an estimated loss of $14.8 million using a hypothetical 10% decrease in equity prices at December 31, 2015. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, and the effect on the fair value of options, futures, nonlinear positions and leverage. The Company uses both third party applications as well as its own internal systems in order to model and calculate stress risks to a variety of different scenarios.
The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at fair value (based on both the aggregate and the net of the long and short positions of financial instruments (in thousands)).

	2015		2014		2013
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$5,050,512	$415,058	$5,155,626	$431,355	$3,137,170	$175,171
Highest month-end	5,862,353	691,202	5,901,615	805,837	5,268,422	561,353
Lowest month-end	4,556,914	98,204	4,671,405	40,708	1,198,112	(224,760)
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
Primary responsibility for the management of operational risk lies with our operating segments and supporting functions, and secondary responsibility lies with the Operational Risk Management function. Our operating segments maintain controls designed to manage and mitigate operational risk for existing activities. As new products and business activities are developed or new third parties are being on boarded, we endeavor to identify operational risks and design controls to seek to mitigate the identified risks.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	December 31, 2015	December 31, 2014
Liquidity Pool Composition
Holding company
Cash held at banks	$3,283	$150,622
Money market and other highly liquid investments	330,698	152,077
KCGA
Cash held at banks	28,485	58,972
Money market and other highly liquid investments	121,515	81,997
Total Liquidity Pool	$483,981	$443,668
Cash and other highly liquid investments held by other subsidiary entities	$73,779	$135,100
In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lenders are at no time under any obligation to make any advances under the credit facilities, and any outstanding loans must be repaid on demand. See Footnote 13 "Debt" included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding our credit facilities.
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

Consolidated Quarterly Results
The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2015 and 2014. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec 31, 2014	Sept. 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands, except per share amounts)
Revenues
Trading revenues, net	$145,959	$277,677	$170,750	$208,795	$221,415	$150,865	$206,780	$258,297
Commissions and fees	94,315	95,027	87,370	99,961	117,326	102,663	104,776	112,257
Interest, net	(429)	(1,080)	(596)	(23)	(177)	139	(289)	948
Investment income and other, net	24,191	5,412	4,358	387,423	7,575	18,635	2,866	12,155
Total revenues	264,036	377,036	261,882	696,156	346,139	272,302	314,133	383,657
Expenses
Employee compensation and benefits	67,823	121,597	109,471	106,718	116,214	95,307	103,430	122,319
Execution and clearance fees	66,613	67,502	62,598	68,473	82,377	74,058	73,242	75,501
Communications and data processing	36,003	35,256	34,240	33,764	36,945	38,576	38,279	36,796
Depreciation and amortization	25,077	23,813	20,726	20,615	21,224	20,298	19,823	20,103
Payments for order flow	14,464	17,121	14,935	15,221	14,698	15,377	18,076	22,032
Debt interest expense	9,186	9,117	9,989	8,463	7,721	7,714	7,497	9,524
Collateralized financing interest	8,746	8,617	8,859	8,456	7,973	7,330	6,395	6,162
Occupancy and equipment rentals	7,842	7,472	7,474	7,340	8,514	7,672	8,235	8,285
Professional fees	5,774	4,406	5,694	11,181	5,695	7,161	7,337	5,402
Business development	1,751	1,846	3,025	1,857	2,308	3,163	2,609	1,683
Debt extinguishment charges	—	—	25,006	—	—	—	1,995	7,557
Writedown of assets and other real estate related charges	16,154	34,029	6,327	132	6,117	301	1,941	266
Other	9,074	10,841	10,652	7,808	9,822	10,580	10,767	8,643
Total expenses	268,507	341,617	318,996	290,028	319,608	287,537	299,626	324,273
(Loss) income from continuing operations before income taxes	(4,471)	35,419	(57,114)	406,128	26,531	(15,235)	14,507	59,384
Income tax (benefit) expense	(1,500)	13,482	(37,952)	156,827	562	(5,796)	5,520	22,467
(Loss) income from continuing operations, net of tax	(2,971)	21,937	(19,162)	249,301	25,969	(9,439)	8,987	36,917
Income (loss) from discontinued operations, net of tax	—	—	—	—	165	(177)	(67)	(1,253)
Net (loss) income	$(2,971)	$21,937	$(19,162)	$249,301	$26,134	$(9,616)	$8,920	$35,664
Basic (loss) earnings per common share from continuing operations	$(0.03)	$0.24	$(0.18)	$2.25	$0.24	$(0.09)	$0.08	$0.32
Diluted (loss) earnings per common share from continuing operations	$(0.03)	$0.24	$(0.18)	$2.19	$0.23	$(0.09)	$0.08	$0.31
Basic and diluted loss per common share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$(0.01)
Basic (loss) earnings per common share	$(0.03)	$0.24	$(0.18)	$2.25	$0.24	$(0.09)	$0.08	$0.31
Diluted (loss) earnings per common share	$(0.03)	$0.24	$(0.18)	$2.19	$0.23	$(0.09)	$0.08	$0.30
* Quarterly totals may not add to full year due to rounding.

Item 8.	Financial Statements and Supplementary Data
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
Management assessed the effectiveness of KCG’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, KCG’s management has concluded that, as of December 31, 2015, internal control over financial reporting is effective.
The effectiveness of KCG’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of KCG Holdings, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of KCG Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 29, 2016

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2015	2014
Assets	(In thousands)
Cash and cash equivalents	$581,313	$578,768
Cash and cash equivalents segregated under federal and other regulations	3,000	3,361
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $324,146 at December 31, 2015 and $536,124 at December 31, 2014:
Equities	2,129,208	2,479,910
Listed options	178,360	144,586
Debt securities	136,387	82,815
Other financial instruments	445	60
Total financial instruments owned, at fair value	2,444,400	2,707,371
Collateralized agreements:
Securities borrowed	1,636,284	1,632,062
Receivable from brokers, dealers and clearing organizations	681,211	1,188,833
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	94,858	134,051
Investments	98,943	100,726
Goodwill and Intangible assets, less accumulated amortization	100,471	152,594
Deferred tax asset, net	151,225	154,759
Assets of businesses held for sale	25,999	40,484
Other assets	233,474	137,645
Total assets	$6,051,178	$6,830,654
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,856,171	$2,069,342
Listed options	151,893	115,362
Debt securities	105,340	101,003
Total financial instruments sold, not yet purchased, at fair value	2,113,404	2,285,707
Collateralized financings:
Securities loaned	463,377	707,744
Financial instruments sold under agreements to repurchase	954,902	933,576
Total collateralized financings	1,418,279	1,641,320
Payable to brokers, dealers and clearing organizations	273,805	676,089
Payable to customers	17,387	22,110
Accrued compensation expense	154,547	114,559
Accrued expenses and other liabilities	134,026	143,677
Liabilities of businesses held for sale	—	2,356
Debt	495,632	422,259
Total liabilities	4,607,080	5,308,077
Commitments and Contingent Liabilities (Note 22)
Equity
Class A Common Stock
Shares authorized: 1,000,000 at December 31, 2015 and December 31, 2014; Shares issued: 106,025 at December 31, 2015 and 127,508 at December 31, 2014; Shares outstanding: 90,156 at December 31, 2015 and 116,860 at December 31, 2014	1,060	1,275
Additional paid-in capital	1,436,671	1,369,298
Retained earnings	192,120	272,780
Treasury stock, at cost; 15,869 shares at December 31, 2015 and 10,649 shares at December 31, 2014	(186,103)	(122,909)
Accumulated other comprehensive income	350	2,133
Total equity	1,444,098	1,522,577
Total liabilities and equity	$6,051,178	$6,830,654

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$803,181	$837,357	$628,304
Commissions and fees	376,673	437,022	275,474
Interest, net	(2,128)	621	(537)
Investment income and other, net	421,384	41,232	124,095
Total revenues	1,599,110	1,316,232	1,027,336
Expenses
Employee compensation and benefits	405,609	437,269	349,192
Execution and clearance fees	265,186	305,177	246,414
Communications and data processing	139,263	150,595	123,552
Depreciation and amortization	90,231	81,448	55,570
Payments for order flow	61,741	70,183	35,711
Debt interest expense	36,755	32,456	34,938
Collateralized financing interest	34,678	27,860	9,847
Occupancy and equipment rentals	30,128	32,707	24,812
Professional fees	27,055	25,596	46,662
Business development	8,479	9,763	4,609
Debt extinguishment charges	25,006	9,552	13,209
Writedown of assets and other real estate related charges	56,642	8,625	14,748
Other	38,375	39,814	43,094
Total expenses	1,219,148	1,231,045	1,002,358
Income from continuing operations before income taxes	379,962	85,187	24,978
Income tax expense (benefit)	130,858	22,753	(101,114)
Income from continuing operations, net of tax	249,104	62,434	126,092
(Loss) income from discontinued operations, net of tax	—	(1,332)	80
Net income	$249,104	$61,102	$126,172
Net loss allocated to preferred and participating units	$—	$—	$(21,565)
Net income attributable to common shareholders	$249,104	$61,102	$147,737
Basic earnings per share from continuing operations	$2.48	$0.55	$1.84
Diluted earnings per share from continuing operations	$2.42	$0.54	$1.82
Basic loss per share from discontinued operations	$—	$(0.01)	$—
Diluted loss per share from discontinued operations	$—	$(0.01)	$—
Basic earnings per share	$2.48	$0.54	$1.84
Diluted earnings per share	$2.42	$0.52	$1.82
Shares used in computation of basic earnings (loss) per share	100,437	112,854	80,143
Shares used in computation of diluted earnings (loss) per share	102,922	116,534	81,015

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$249,104	$61,102	$126,172
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities, net of tax	(202)	316	(114,283)
Cumulative translation adjustment, net of tax	(1,581)	416	1,365
Comprehensive income	$247,321	$61,834	$13,254

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the years ended December 31, 2013, 2014 and 2015

				Class A Common Stock				Treasury Stock
(in thousands)	Redeemable preferred member's equity	Members' Equity	Unrecognized Compensation	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, January 1, 2013	$311,139	$559,292	$(18,939)	—	$—	$—	$—	—	$—	$114,319	$654,672
Contributions	—	11,339	18,939	—	—	—	—	—	—	—	30,278
Repurchase of Membership interests	—	(5,833)	—	—	—	—	—	—	—	—	(5,833)
Distributions	—	(2,054)	—	—	—	—	—	—	—	—	(2,054)
Net (loss) income	—	(89,305)	—	—	—	—	—	—	—	—	(89,305)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	4,550	4,550
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(403)	(403)
Modification of redemption value	(21,565)	21,565	—	—	—	—	—	—	—	—	21,565
Balance, June 30, 2013	289,574	495,004	—	—	—	—	—	—	—	118,466	613,470
Gain on investment in Knight Capital Group, Inc.	—	—	—	—	—	—	—	—	—	9,103	9,103
Reclassification of investment in Knight out of other comprehensive income	—	—	—	—	—	—	—	—	—	(127,972)	(127,972)
Equity issued to General Atlantic	—	55,000	—	—	—	—	—	—	—	—	55,000
Exchange of membership interests for shares of KCG Class A Common Stock	(289,574)	(550,004)	—	75,868	759	754,417	—	—	—	—	205,172
Exchange of membership interests for warrants to purchase KCG Class A Common Stock	—	—	—	—	—	74,896	—	—	—	—	74,896
Issuance of KCG Class A Common Stock to Knight stockholders	—	—	—	41,889	419	453,419	—	—	—	—	453,838
Change in estimated distribution payable to members	—	—	—	—	—	1,757	—	—	—	—	1,757
KCG Class A Common Stock repurchased	—	—	—	—	—	—	—	(1,079)	(11,324)	—	(11,324)
Stock-based compensation	—	—	—	5,560	55	22,060	—	—	—	—	22,115
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	—	—	—	36	36
Cumulative translation adjustment, net	—	—	—	—	—	—	—	—	—	1,768	1,768
Net income	—	—	—	—	—	—	209,393	—	—	—	209,393
Balance, December 31, 2013 - as reported	—	—	—	123,317	$1,233	$1,306,549	$209,393	(1,079)	$(11,324)	$1,401	$1,507,252
Cumulative effect of change in accounting principle - See Footnote 3	—	—	—	—	—	—	2,285	—	—	—	2,285
Balance, December 31, 2013 - as adjusted	—	—	—	123,317	1,233	1,306,549	211,678	(1,079)	(11,324)	1,401	1,509,537
KCG Class A Common Stock repurchased	—	—	—	—	—	—	—	(9,570)	(111,585)	—	(111,585)
Stock-based compensation	—	—	—	4,191	42	61,865	—	—	—	—	61,907
Income tax provision-stock based compensation	—	—	—	—	—	884	—	—	—	—	884
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	—	—	—	316	316
Cumulative translation adjustment, net	—	—	—	—	—	—	—	—	—	416	416
Net income	—	—	—	—	—	—	61,102	—	—	—	61,102
Balance, December 31, 2014	—	—	—	127,508	1,275	1,369,298	272,780	(10,649)	(122,909)	2,133	1,522,577
KCG Class A Common Stock repurchased and retired via Tender Offer	—	—	—	(23,571)	(236)	—	(329,764)	—	—	—	(330,000)
KCG Class A Common Stock repurchased	—	—	—	—	—	—	—	(5,220)	(63,194)	—	(63,194)
Stock-based compensation	—	—	—	1,883	19	67,390	—	—	—	—	67,409
Income tax provision-stock based compensation	—	—	—	—	—	2,647	—	—	—	—	2,647

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the years ended December 31, 2013, 2014 and 2015

Stock options exercised	—	—	—	151	2	1,245	—	—	—	—	1,247
Warrants exercised	—	—	—	54	—	532	—	—	—	—	532
Warrants repurchased	—	—	—	—	—	(4,441)	—	—	—	—	(4,441)
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	—	—	—	(202)	(202)
Cumulative translation adjustment, net	—	—	—	—	—	—	—	—	—	(1,581)	(1,581)
Net income	—	—	—	—	—	—	249,104	—	—	—	249,104
Balance, December 31, 2015	$—	$—	$—	106,025	$1,060	$1,436,671	$192,120	(15,869)	$(186,103)	$350	$1,444,098

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities		(In thousands)
Net income	$249,104	$61,102	$126,172
(Loss) income from discontinued operations, net of tax	—	(1,332)	80
Income from continuing operations, net of tax	249,104	62,434	126,092
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by operating activities
Gain on sale of KCG Hotspot	(385,026)	—	—
Non-cash gain from sale of Futures Commission Merchant	—	(116)	—
Realized gain on investments	(19,751)	—	—
Unrealized gain on investments	(10,173)	(36,456)	(4,539)
Stock and unit-based compensation	84,663	58,940	64,286
Depreciation and amortization	90,231	81,448	55,570
Non-cash gain on Knight Common Stock	—	—	(127,972)
Deferred taxes	9,976	19,397	(103,499)
Debt discount accretion and other debt related expenses	12,829	13,217	17,332
Writedown of assets and other real estate related charges	56,642	8,625	14,748
Deferred rent	2,075	930	58
Change in value in receivable from BATS	(2,102)	—	—
Realized gain from reclassification of available for sale securities	(497)	—	—
Operating activities from discontinued operations	—	(1,073)	6,952
Decrease (increase)in operating assets
Cash and cash equivalents segregated under federal and other regulations	361	(54,955)	19,963
Financial instruments owned, at fair value	265,763	14,468	(129,035)
Securities borrowed	(4,223)	(274,675)	(146,145)
Receivable from brokers, dealers and clearing organizations	507,623	(321,087)	252,266
Other assets	(26,340)	(6,459)	25,785
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(172,302)	120,207	139,951
Securities loaned	(244,368)	(25,486)	106,339
Financial instruments sold under agreements to repurchase	21,327	292,625	95,950
Payable to brokers, dealers and clearing organizations	(402,285)	268,563	(185,992)
Payable to customers	(4,724)	92,096	(46,877)
Accrued compensation expense	21,726	(29,536)	24,441
Accrued expenses and other liabilities	(37,545)	(40,583)	(64,470)
Net cash provided by operating activities	12,984	242,524	141,204
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	—	—	509,133
Cash received from sale of KCG Hotspot, net of cash provided	360,928	—	—
Cash received from sale of Urban Financial Group, Inc.	—	—	85,406
Cash received from sale of Futures Commission Merchant	—	2,000	—
Proceeds and distributions from investments	34,620	58,660	3,251
Purchases of fixed assets and leasehold improvements	(34,581)	(34,139)	(25,147)
Capitalized software development costs	(24,530)	(14,859)	(2,556)
Purchases of investments	(7,959)	(744)	(158)
Investing activities from discontinued operations	—	—	12,963
Sale of trading rights	—	554	—
Net cash provided by investing activities	328,478	11,472	582,892
Cash flows from financing activities
Proceeds from issuance of 6.875% Senior Secured Notes, net	494,810	—	—
Repayment of 8.25% Senior Secured Notes	(305,000)	—	—
Repayment of convertible notes	(117,259)	—	—
Issuance of equity to General Atlantic	—	—	55,000
Payment to former Knight Capital Group, Inc. stockholders	—	—	(720,000)
Payment of debt issuance costs	(12,645)	—	(34,592)
Borrowings under capital lease obligations	—	5,892	—
Principal payments on capital lease obligations	(4,033)	(9,232)	(14,152)
Cost of common stock repurchased - Tender Offer	(330,000)	—	—
Cost of common stock repurchased	(63,194)	(111,585)	(11,324)
Stock options exercised	1,247	—	—
Warrants exercised	532	—	—
Cost of warrants repurchased	(4,441)	—	—
Income tax provision on stock awards exercised	2,647	—	—
Proceeds from issuance of Credit Agreement	—	—	535,000
Partial repayment of Credit Agreement	—	(235,000)	(300,000)
Proceeds from issuance of Senior Secured Notes	—	—	305,000

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Repayment of Knight Convertible Notes	—	—	(257,741)
Funding of collateral account for Knight Convertible Notes	—	—	(117,259)
Release of collateral account for Knight Convertible Notes	—	—	117,259
Borrowings under secured credit facility	—	—	25,000
Repayment of secured credit facility	—	—	(25,000)
Members' distributions	—	—	(21,002)
Repayment of Notes	—	—	(15,000)
Net cash used in financing activities	(337,336)	(349,925)	(478,811)
Effect of exchange rate changes on cash and cash equivalents	(1,581)	416	1,365
Increase (decrease) in cash and cash equivalents	2,545	(95,513)	246,650
Cash and cash equivalents at beginning of period	578,768	674,281	427,631
Cash and cash equivalents at end of period	$581,313	$578,768	$674,281
Supplemental disclosure of cash flow information:
Cash paid for interest	$81,349	$76,003	$56,227
Cash paid for income taxes	$124,461	$16,975	$10,198
Non-cash investing activities - Contribution of fixed assets to joint venture	$3,370	$—	$—

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
As of December 31, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as an equities Designated Market Maker (“DMM”) on the New York Stock Exchange ("NYSE") and NYSE Amex Equities ("NYSE Amex"). KCG is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company's cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions; however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communication network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for global equities.
Corporate and Other
The Corporate and Other segment contains investments principally in strategic financial services-oriented opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
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
In March 2015, the Company sold KCG Hotspot, the Company's former spot institutional foreign exchange ECN,

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

to BATS Global Markets, Inc. ("BATS").
See Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses" and Footnote 27 "Subsequent Event" for further details.
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
Upon completion of the Mergers, GETCO unitholders received, in aggregate, 75.9 million shares of KCG Class A Common Stock and 24.3 million warrants to acquire shares of KCG Class A Common Stock. The warrants comprised 8.1 million Class A warrants, having a $12.00 exercise price and exercisable for a four-year term; 8.1 million Class B warrants, having a $13.50 exercise price and exercisable for a five-year term; and 8.1 million Class C warrants, having a $15.00 exercise price and exercisable for a six-year term (collectively the “KCG Warrants”). The exercise price of each of the Class A, Class B, Class C Warrants was later adjusted as a result of the "modified Dutch auction" tender offer commenced by the Company on May 4, 2015 (the "Tender Offer"). See Footnote 4 "Tender Offer and Stock Repurchase" for further information.
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
Change in accounting principle
As discussed in Footnote 11 "Investments", as a result of the merger of BATS and Direct Edge Holdings LLC ("Direct Edge") in the first quarter of 2014, the Company changed its method of accounting for its investment in BATS from the cost method to the equity method.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Interest Income	$12,666	$14,363	$10,187
Interest Expense	(14,794)	(13,742)	(10,724)
Interest, net	$(2,128)	$621	$(537)
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Dividend Income	$63,971	$45,910	$26,237
Dividend Expense	$(42,398)	$(38,444)	$(21,630)

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
Investments
Investments primarily comprise noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used when the Company has significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded are held at fair value and accounted for as available for sale securities on the Consolidated Statements of Financial Condition.

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
Included in the Company's investments are assets supporting a non-qualified deferred compensation plan for certain employees. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.
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
Repurchases of warrants
The Company may repurchase KCG Warrants through privately negotiated transactions. The Company records its purchases as a reduction in Additional paid-in capital for the total cost.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2015, 2014 and 2013, the Company recorded losses of $0.7 million, $2.0 million and $4.1 million, respectively on foreign currency transactions.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
Stock and unit based compensation
Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 15 "Stock-Based Compensation" for further discussion.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Since January 2015, the Company has owned 50% of the voting shares and 50% of the equity of a joint venture, (“JV”) which maintains microwave communication networks in the U.S. and Europe, and is considered to be a VIE. The Company and its JV partner each use the microwave communication networks in connection with their respective trading activities, and the JV sells excess bandwidth that is not utilized by the JV members to third parties. The Company pays the JV for the communication services that it uses, and such amounts are recorded within Communications and data processing on the Consolidated Statements of Operations.
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
The following table presents the Company’s nonconsolidated VIE at December 31, 2015 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$10,632	$5	$10,632	$22,197
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
Recent accounting guidance to be adopted in future periods
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.

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
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively for reporting periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued an ASU that provides entities guidance for the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted under a modified retrospective approach for certain financial liabilities as specified in this ASU. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
4. Tender Offer and Stock Repurchase
On April 2, 2015, the Company’s Board of Directors authorized the repurchase of up to $400.0 million (including the previously unused $55.0 million of authority under the repurchase program authorized on May 1, 2014) of KCG Class A Common Stock and warrants to purchase shares of KCG Class A Common Stock (the "Warrants"). On May 4, 2015, the Company commenced a “modified Dutch auction” tender offer ("Tender Offer") that expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell up to $330.0 million of KCG Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by KCG in accordance with the terms of the Tender Offer.
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
Shares of KCG Common Stock were accepted on a pro rata basis (except for tenders of odd lots, which were accepted in full) at a proration factor, after giving effect to the priority of odd lots, of approximately 29.1% as the Tender Offer was oversubscribed.
The Company incurred expenses of $2.1 million in connection with the Tender Offer, which were recorded within Professional fees in the Consolidated Statements of Operations for the year ended December 31, 2015.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In 2015, the Company repurchased an additional 3.5 million shares of KCG Class A Common Stock for $41.7 million outside of the Tender Offer. As part of these additional repurchases, on November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity Investments, LLC, a limited liability company organized under the laws of the state of Alaska ("Serenity") for $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity. See Footnote 14 "Related Parties" for additional information regarding repurchases of shares from related parties.
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
The Warrant Agreement includes various anti-dilution and similar provisions that require adjustments to the exercise prices of the Class A, Class B and Class C Warrants and/or the number of shares of KCG Class A Common Stock issuable upon exercise of the KCG Warrants upon certain events and actions taken by the Company, including the Company’s repurchase of KCG Class A Common Stock through a public tender offer.
As a result of the Company’s Tender Offer, as described above, the exercise price of each of the Class A, Class B and Class C Warrants was adjusted in accordance with the terms of the Warrant Agreement. All other terms of the Warrants remained the same.
The adjusted exercise price for each class of Warrants and the activity for the year ended December 31, 2015 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at January 1, 2015	8,114	8,114	8,113	24,341
Exercised	(158)	—	—	(158)
Repurchased	(859)	(859)	(859)	(2,578)
Warrants - Outstanding at December 31, 2015	7,097	7,254	7,254	21,605
During the fourth quarter of 2015, the Company repurchased 2.6 million KCG Warrants for $4.4 million. See Footnote 14 "Related Parties" for additional information.
As of December 31, 2015, approximately $23.9 million in authority remained under the share repurchase program, which is subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
5. Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses
In July 2013, the Company entered into an agreement to sell to an investor group Urban, the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in November 2013, and, as a result, residual revenues and expenses of Urban's operations and costs of the related sale have been included in (Loss) income from discontinued operations, net of tax within the Consolidated Statements of Operations for the year ended December 31, 2014 and the six months ended December 31, 2013.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

	For the year ended December 31, 2014	For the six months ended December 31, 2013
Revenues and gain (adjustment to gain) on sale	$(1,148)	$39,868

Expenses:
Compensation	$70	$14,068
Payments for order flow	—	9,885
Execution and clearance fees	—	5,038
Other expenses	930	10,748
Total expenses	1,000	39,739
Pre-tax (loss) income from discontinued operations	(2,148)	129
Income tax expense (benefit)	816	(49)
(Loss) income from discontinued operations, net of tax	$(1,332)	$80
For the year ended December 31, 2015, there was no activity related to discontinued operations.
In September 2014, KCG entered into an agreement to sell certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The transaction closed on November 30, 2014. The FCM is not considered a discontinued operation, and therefore the results of the FCM’s operations for 2013 and 2014 are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations.
In October 2014, the Company announced that it began to explore strategic options for KCG Hotspot. KCG Hotspot was a single disposal group that was considered to be held-for-sale as of December 31, 2014 and, as a result, certain assets and liabilities related to KCG Hotspot were included in Assets of businesses held for sale and Liabilities of businesses held for sale on the Consolidated Statement of Financial Condition as of December 31, 2014. The Company determined that the sale of KCG Hotspot did not represent a strategic shift that would have a major effect on its operations and financial results, and therefore KCG Hotspot did not meet the requirements to be treated as a discontinued operation. As such, the results of KCG Hotspot's operations through the sale date of March 13, 2015 are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations for all applicable periods presented.
In March 2015, the Company completed the sale of KCG Hotspot to BATS. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. The additional potential payments are recorded at fair value in Other assets on the Consolidated Statements of Financial Condition and as of December 31, 2015, have a fair value of $64.2 million. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the Annual Payments remain contingent on BATS generating sufficient taxable net income to receive the tax benefits.
The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2015. The net gain on the sale of KCG Hotspot was $373.8 million which is net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the year ended December 31, 2015.
The Company has elected the fair value option related to the $64.2 million receivable from BATS. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.
In accordance with the Company's strategic review of its businesses and evaluation of their potential value in the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its NYSE DMM business, are no longer considered core to its strategy, and KCG is currently seeking the opportunity to exit or divest of these businesses. KCG believes that the sale or divestiture of these businesses does not represent a strategic shift that will have a major effect on its operations and financial results,however, these businesses meet the requirements to be considered as held-for-sale at December 31, 2015. As part of this review, KCG determined that the carrying value of certain intangible assets related to businesses that are considered held for sale exceeded their fair value, and, as a result, recorded charges in the Consolidated Statement of Operations for the year ended December 31, 2015 totaling $15.0 million to reflect the estimated fair value of such held-for-sale businesses. The estimated fair value of such assets of $26.0 million is based on several factors including quoted market prices, and are included within Assets of businesses held for sale on the December 31, 2015 Consolidated Statement of Financial Condition. See Footnote 12 "Goodwill and Intangible Assets" and Footnote 27 "Subsequent Events" for further details.
The assets and liabilities of businesses held for sale as of December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets:
Fixed assets, less accumulated depreciation	$—	$391
Intangible assets, net of accumulated amortization	25,999	34,696
Other assets	—	5,397
Total assets of businesses held for sale	$25,999	$40,484

Liabilities:
Accrued compensation expense	$—	$2,298
Accrued expenses and other liabilities	—	58
Total liabilities of businesses held for sale	$—	$2,356

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 3 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,129,208	$—	$—	$2,129,208
Listed options	178,360	—	—	178,360
U.S. government and Non-U.S. government obligations (2)	41,706	—	—	41,706
Corporate debt	94,681	—	—	94,681
Foreign currency forward contracts	—	445	—	445
Total Financial instruments owned, at fair value	2,443,955	445	—	2,444,400
Investment in CME Group (3)	1,814	—	—	1,814
Other (4)	—	65,732	5,789	71,521
Total assets held at fair value	$2,445,769	$66,177	$5,789	$2,517,735
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,856,171	$—	$—	$1,856,171
Listed options	151,893	—	—	151,893
U.S. government obligations (2)	21,056	—	—	21,056
Corporate debt	84,284	—	—	84,284
Total liabilities held at fair value	$2,113,404	$—	$—	$2,113,404

(1)	Equities of $856.4 million have been netted by their respective long and short positions by CUSIP number.

(2)	U.S. government and Non-U.S. government obligations of $0.1 million have been netted by their respective long and short positions by CUSIP number.

(3)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 11 "Investments" for additional information.

(4)
Other primarily consists of a $64.2 million receivable from BATS related to the sale of KCG Hotspot, $5.8 million receivable from the sale of an investment and $1.5 million of deferred compensation investments which are included within Other assets and Investments, respectively, on the Consolidated Statements of Financial Condition.

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
The Company's derivative financial instruments are also held at fair value. See Footnote 7 "Derivative Financial Instruments" for further information.
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
As of December 31, 2015, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.
As of December 31, 2014 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
The Company’s assets measured at fair value on a nonrecurring basis for the year ended December 31, 2015 solely relate to certain goodwill and assets of businesses held for sale. The fair value measurements of such goodwill and the assets of businesses held for sale at each of the impairment measurement date and at December 31, 2015 are classified as Level 3 measurements within the fair value hierarchy, with the exception of one business unit held for sale that is classified as Level 2 at December 31, 2015. The Level 2 fair value measurement of the business unit held for sale was based on actionable quotes for the business unit, while the Level 3 measurements were valued based on discounted cash flow and other models incorporating unobservable inputs such as earnings forecasts, estimated costs of equity and avoidable costs. Total fair value as of December 31, 2015 was $0 and $24.4 million for such goodwill and assets of businesses held for sale, respectively. See Footnote 12 “Goodwill and Intangible Assets” and Footnote 5 "Discontinued Operations, Assets and Liabilities of Businesses Held for Sale & Sales of Businesses" for additional information.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2015 (in thousands):

	Level 3 Financial Assets for the year ended December 31, 2015
	Balance at January 1, 2015	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at December 31, 2015
Receivable from sold investment	—	—	—	—	—	—	5,789	—	5,789
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.
Foreign currency forward contracts
At December 31, 2015 and December 31, 2014, the Company had foreign currency forward contracts with a notional value of 850.0 million Indian Rupees ($13.0 million U.S. dollars) and 700.0 million Indian Rupees ($10.9 million U.S. dollars), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.
Other
Other primarily consists of the fair value of the Company's receivable from BATS as more fully described in Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale and Sales of Businesses". Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
The Company has elected the fair value option related to the $64.2 million receivable from BATS. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.
The Company has elected the fair value option related to a receivable originating from the sale of an investment which is classified within Level 3 of the fair value hierarchy. The valuation of this financial instrument was based upon the use of a model developed by Company management. Inputs into this model were based upon risk profiles of similar financial instruments in the market and reflects management’s judgment relating to the appropriate discount on the receivable as well as a financial assessment of the debtor. To the extent that valuations based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.
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
The amounts and positions included in the tables below for futures contracts would be classified as Level 1 while swaps and forward contracts would be classified as Level 2 in the fair value hierarchy.
The following tables summarize the fair value and number of derivative instruments held at December 31, 2015 and December 31, 2014 and the gains and losses included in the Consolidated Statements of Operations for the periods then ended. These instruments include those classified as Financial Instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts which are reported within Receivable from or Payable to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(fair value and gain (loss) in thousands):

		December 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$578	3,675	$955	6,586
Forward contracts	Financial instruments owned, at fair value	445	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,558	4,038	1,743	3,432
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	281	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,360	360,469	151,893	390,949
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	4,265	6,195	4,037	4,891
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	35,441	22,424	35,814	24,261
Total		$220,647	396,802	$194,723	430,121

		December 31, 2014
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	$1,212	8,108	$651	9,090
Forward contracts	Financial instruments owned, at fair value	60	1	—	—
Equity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	1,790	2,590	2,047	3,085
Swap contracts	Receivable from/Payable to brokers, dealers and clearing organizations	98	1	13	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	144,586	426,747	115,362	437,383
Fixed income
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	6,432	11,901	6,891	10,628
Commodity
Futures contracts	Receivable from/Payable to brokers, dealers and clearing organizations	15,245	8,894	14,847	9,105
Total		$169,423	458,242	$139,811	469,292

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		Gain (Loss) Recognized
	Financial Statements	For the year ended December 31,
	Location	2015	2014	2013
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$4,273	$10,535	$12,191
Forward contracts	Investment income and other, net	(10)	526	—
Equity
Futures contracts	Trading revenues, net	30,479	25,247	50,073
Swap contracts	Trading revenues, net	3,789	5,277	11,736
Listed options (1)	Trading revenues, net	(14,278)	(37,439)	37,035
Fixed income
Futures contracts	Trading revenues, net	37,710	31,277	80,511
Commodity
Futures contracts	Trading revenues, net	48,604	55,295	62,215
		$110,567	$90,718	$253,761
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$208	$—	$(3,298)

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below provides information regarding (1) the extent to which, under enforceable master netting arrangements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and (2) the extent to which other rights of offset associated with these arrangements exist and could have had an effect on our financial position (in thousands):

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$178,360	$—	$178,360	$—	$—	$178,360
Foreign currency forward contracts	445	—	445	—	—	445
Futures	41,842	41,146	696	—	—	696
Total Assets	$220,647	$41,146	$179,501	$—	$—	$179,501
Liabilities
Listed options	$151,893	$—	$151,893	$—	$—	$151,893
Futures (3)	42,549	42,549	—	—	—	—
Swaps	281	281	—	—	—	—
Total Liabilities	$194,723	$42,830	$151,893	$—	$—	$151,893
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
(3) The full amount of the liabilities related to futures of $42.5 million has been netted against assets related to futures of $6.1 million and margin posted by the Company at the clearing broker in excess of the net liability of $36.4 million.

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Listed options	$144,586	$—	$144,586	$—	$—	$144,586
Foreign currency forward contracts	60	—	60	—	—	60
Swaps	98	13	85	—	—	85
Futures	24,679	24,436	243	—	—	243
Total Assets	$169,423	$24,449	$144,974	$—	$—	$144,974
Liabilities
Listed options	$115,362	$—	$115,362	$—	$17,359	$98,003
Futures	24,436	24,436	—	—	—	—
Swaps	13	13	—	—	—	—
Total Liabilities	$139,811	$24,449	$115,362	$—	$17,359	$98,003
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
The table below presents financial instruments at fair value received as collateral related to Securities borrowed or Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving party (in thousands):

	December 31, 2015	December 31, 2014
Collateral permitted to be delivered or repledged	$1,640,145	$1,586,700
Collateral that was delivered or repledged	1,570,921	1,485,267
Collateral permitted to be further repledged by the receiving counterparty	188,345	147,696
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
The table below presents information about assets pledged by the Company (in thousands):

	December 31, 2015	December 31, 2014
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$324,146	$536,124
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,027,847	979,652
The table below presents the gross carrying value of Securities loaned and Financial instruments sold under agreements to repurchase by class of collateral pledged (in thousands):

December 31, 2015		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$451,085	$855,632
U.S. government obligations	—	54,902
Corporate debt	12,292	44,368
Total	$463,377	$954,902

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

December 31, 2014		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$696,162	$832,614
U.S. government obligations	—	73,576
Corporate debt	11,582	27,386
Total	$707,744	$933,576
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
The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,636,284	$—	$1,636,284	$1,575,568	$8,277	$52,439
Receivable from brokers, dealers and clearing organizations (3)	65,433	—	65,433	62,580	—	2,853
Total Assets	$1,701,717	$—	$1,701,717	$1,638,148	$8,277	$55,292
Liabilities
Securities loaned	$463,377	$—	$463,377	$440,486	$8,277	$14,614
Financial instruments sold under agreements to repurchase	954,902	—	954,902	954,902	—	—
Total Liabilities	$1,418,279	$—	$1,418,279	$1,395,388	$8,277	$14,614
(1) Includes securities received or delivered under collateral arrangements with counterparties that could be liquidated in the event of a counterparty default and thus offset against a counterparty's rights and obligations under the respective repurchase agreements or securities borrowing or lending arrangements.
(2) Under master netting agreements with its counterparties, the Company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement.  These balances reflect additional credit risk mitigation that is available by counterparty in the event of a counterparty's default, but which are not netted in the Consolidated Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
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
(2) Under master netting agreements with its counterparties, the company has the legal right of offset with a counterparty, which incorporates all of the counterparty's outstanding rights and obligations under the arrangement. These balances reflect additional credit risk mitigation that is available by a counterparty in the event of a counterparty's default, but which are not netted in the Consolidated Statement of Financial Condition because other netting provisions under U.S. GAAP are not met.
(3) Represents financial instruments purchased under agreement to resell.
See Footnote 7 "Derivative Financial Instruments" for information related to the offsetting of derivatives in the Company's Consolidated Financial Statements.
Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (dollars in thousands):

As of December 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$463,377	$—	$—	$—	$463,377
Financial instruments sold under agreements to repurchase	54,902	635,000	150,000	115,000	954,902
Total	$518,279	$635,000	$150,000	$115,000	$1,418,279

As of December 31, 2014	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$707,744	$—	$—	$—	$707,744
Financial instruments sold under agreements to repurchase	73,576	410,000	325,000	125,000	933,576
Total	$781,320	$410,000	$325,000	$125,000	$1,641,320

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Receivable:
Clearing organizations and other	$505,789	$1,073,480
Financial instruments purchased under agreement to resell	65,433	21,545
Securities failed to deliver	109,989	93,808
Total Receivable	$681,211	$1,188,833
Payable:
Clearing organizations and other	$240,985	$350,627
Securities failed to receive	32,820	325,462
Total Payable	$273,805	$676,089
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
10. Fixed Assets and Leasehold Improvements
Fixed assets and leasehold improvements comprise the following (in thousands):

	Depreciation	December 31, 2015	December 31, 2014
	Period
Computer hardware and software	3 years	$253,113	$242,498
Leasehold improvements	*	108,173	114,851
Telephone systems and equipment	5 years	3,651	3,962
Furniture and fixtures	7 years	12,216	12,120
		377,153	373,431
Less - Accumulated depreciation and amortization		(282,295)	(239,380)
		$94,858	$134,051
*Shorter of life of lease or useful life of assets
11. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Strategic investments:
Investments accounted for under the equity method	$86,853	$86,328
Investments held at fair value	1,814	4,435
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	8,746	8,949
Total Strategic investments	97,413	99,712
Other investments	1,530	1,014
Total Investments	$98,943	$100,726

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the years ended December 31, 2015 and 2014, the Company recorded income of $21.0 million and $36.0 million, respectively, related to Investments accounted for under the equity method of accounting. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 14 "Related Parties".
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
In the third quarter of 2015, one of the Company’s investments, with a fair value of $2.8 million, was reclassified from an investment to a trading security and as of December 31, 2015 is therefore reported within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. As a result of the reclassification, the Company recognized a gain of $0.5 million within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015. This gain, net of taxes, was offset on the December 31, 2015 Statement of Financial Condition by a decrease in Accumulated other comprehensive income.
In the fourth quarter of 2015, the Company sold one of its investments and recognized a gain of $9.3 million within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015. Upon the closing, $3.5 million was received in cash and the remaining $5.8 million was recorded as a receivable within Other assets on the Consolidated Statement of Financial Condition as of December 31, 2015. The receivable is included within Level 3 of the fair value hierarchy as noted in Footnote 6 "Fair Value".
Merger of BATS and Direct Edge
In January 2014, BATS and Direct Edge, each of whose equity the Company held as an investment, merged, with BATS being the surviving entity in the merger. Prior to the merger, the Company accounted for its investment in BATS under the cost method and accounted for its investment in Direct Edge under the equity method. The Company changed its method of accounting for its investment in BATS from the cost method to the equity method as a result of this merger, and the effect of the change in accounting principle was made retrospectively. Following the merger, the Company owns 16.7% of the overall equity of BATS and holds 19.9% of the voting equity and has appointed a director to BATS' board of directors. Based on these facts, the Company believes that it has significant influence over BATS' operating and financial policies and accounts for its interest in BATS under the equity method.
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
tradeMONSTER Group, Inc.
Prior to August 2014, the Company held an investment in tradeMONSTER Group, Inc. ("tradeMONSTER") which it accounted for under the equity method of accounting. In August 2014, tradeMONSTER combined with OptionsHouse LLC ("OptionsHouse") to form TM Holdings, L.P. now known as Aperture Holdings, LP, ("Aperture"). Following the combination, the Company continued to account for its interest in Aperture under the equity method of accounting.
During the third quarter of 2014 the Company recognized a net gain of $15.1 million related to the combination, which is recorded within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2014. The net gain of $15.1 million comprises a gain on the Company's exchange of its investment in tradeMONSTER for its investment in Aperture of $17.6 million offset, in part, by the Company's share of tradeMONSTER’s transaction costs.
During the fourth quarter of 2015 the Company recognized a gain of $10.5 million related to the sale of its investment in Aperture, which was recorded within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12. Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are assessed for impairment annually or when events indicate that the amounts may be impaired. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of equity which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assesses the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of KCG Class A Common Stock.
Intangible assets are assessed for recoverability when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company assesses intangible assets for impairment at the “asset group” level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As part of the assessment for impairment, the Company considers the cash flows of the respective asset group and assesses the fair value of the respective asset group. Step one of the impairment assessment for intangibles is performed using undiscounted cash flow models, which indicates whether the future cash flows of the asset group are sufficient to recover the book value of such asset group. When an asset is not considered to be recoverable, step two of the impairment assessment is performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of equity to determine the fair value of the intangible asset group. In cases where amortizable intangible assets and goodwill are assessed for impairment at the same time, the amortizable intangibles are assessed for impairment prior to goodwill being assessed.
In the fourth quarter of 2015, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment and concluded that there was an impairment relating to the goodwill within the Global Execution Services segment. The Company recorded a $0.9 million charge within Writedown of assets and other real estate related charges in the Consolidated Statements of Operations for the year ended December 31, 2015.
As detailed in Footnote 5 “Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses” the Company conducted a strategic review of its businesses and determined that certain of its businesses are no longer considered core to its strategy and the Company is currently seeking the opportunity to exit or divest of these businesses. As a result, the Company recorded a charge of $15.0 million in the Consolidated Statement of Operations for the year ended December 31, 2015 to reflect the excess of carrying value over estimated fair value of intangible assets of businesses held for sale. The $26.0 million estimated fair value of such intangibles are reported within Assets of businesses held for sale on the Consolidated Statement of Financial Condition as of December 31, 2015.
The following table summarizes the Company’s goodwill by segment (in thousands):

	December 31, 2015	December 31, 2014
Market Making	$16,404	$16,404
Global Execution Services	—	907
Total	$16,404	$17,311
Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to eight years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at December 31, 2015 and December 31, 2014 was approximately three and five years, respectively.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	December 31, 2015	December 31, 2014
Market Making (1)
Technology	$38,151	$50,542
Trading rights	8,530	44,358
Total	46,681	94,900
Global Execution Services (2)
Technology	21,446	18,200
Customer relationships	9,389	10,833
Trade names	750	850
Total	31,585	29,883
Corporate and Other
Technology	5,801	10,500
Total	$84,067	$135,283

(1)
Excluded from the December 31, 2015 balance is $26.0 million of intangibles related to businesses which meet the requirements to be considered held-for-sale. As noted in Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses", such amount is included in Assets of businesses held for sale at December 31, 2015.

(2)
Excluded from the December 31, 2014 balance is $34.7 million of intangibles related to KCG Hotspot which was held for sale at that time. As noted in Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses", such amount is included in Assets of businesses held for sale at December 31, 2014.

		December 31, 2015	December 31, 2014
Technology (1)	Gross carrying amount	$120,256	$115,804
	Accumulated amortization	(54,858)	(36,562)
	Net carrying amount	65,398	79,242
Trading rights (2)	Gross carrying amount	9,209	62,468
	Accumulated amortization	(679)	(18,110)
	Net carrying amount	8,530	44,358
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(3,611)	(2,167)
	Net carrying amount	9,389	10,833
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(250)	(150)
	Net carrying amount	750	850
Total	Gross carrying amount	143,465	192,272
	Accumulated amortization	(59,398)	(56,989)
	Net carrying amount	$84,067	$135,283

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two and three years as of December 31, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2015 balance is $8.8 million of technology assets related to Assets of businesses held for sale. Excluded from the December 31, 2014 balance is $13.1 million of technology assets related to KCG Hotspot which as noted in Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses", is included in Assets of businesses held for sale at December 31, 2014.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately five and seven years as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, $6.9 million of trading rights had indefinite useful lives. Excluded from the December 31, 2015 balance is $17.2 million of trading rights related to Assets of businesses held for sale.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 7 and 8 years as of December 31, 2015 and December 31, 2014, respectively. Lives may be reduced depending upon actual retention rates. Excluded from the December 31,

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2014 balance is $19.0 million of customer relationships related to KCG Hotspot which as noted in Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses", is included in Assets of businesses held for sale at December 31, 2014.

(4)
Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 7 and 8 years as of December 31, 2015 and December 31, 2014, respectively. Excluded from the December 31, 2014 balance is $2.6 million of the trade name related to KCG Hotspot which as noted in Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses", is included in Assets of businesses held for sale at December 31, 2014.

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

	For the year ended December 31,
	2015	2014	2013
Amortization expense	$35,244	$35,592	$19,211
As of December 31, 2015, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the year ended December 31, 2016	$28,739
For the year ended December 31, 2017	27,381
For the year ended December 31, 2018	15,127
For the year ended December 31, 2019	1,751
For the year ended December 31, 2020	1,659
13. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash Convertible Senior Subordinated Notes	$—	$—	$117,259	$116,819
8.25% Senior Secured Notes	—	—	305,000	309,194
6.875% Senior Secured Notes	495,632	450,000	—	—
Total Debt	$495,632	$450,000	$422,259	$426,013
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
On March 13, 2015, KCG provided 30 days’ notice that it would be calling its existing 8.25% Senior Secured Notes, effective April 13, 2015. On March 13, 2015, the Company used a portion of the gross proceeds from the 6.875% Senior Secured Notes (as defined below), to deposit in an escrow account maintained by The Bank of New York Mellon, the trustee of the 8.25% Senior Secured Notes (“Bank of New York”) an amount sufficient to redeem the 8.25% Senior Secured Notes in full and accordingly satisfied and discharged the 8.25% Senior Secured Notes Indenture. The Company funded $330.2 million into an escrow account maintained by Bank of New York comprising the following: principal of $305.0 million, accrued interest for the period from December 16, 2014 to April 13, 2015 of $8.2 million, make whole premium which included 4.125% early redemption cost plus additional interest due from April 13, 2015 through June 15, 2015 totaling $16.5 million, and additional funds to cover other miscellaneous charges of $0.4 million.
On April 13, 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statements of Operations for the year ended December 31, 2015.
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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of December 31, 2015, the Company was in compliance with these covenants.
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
The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of the 6.875% Senior Secured Notes. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.590%. Of the above mentioned costs, $11.3 million was paid to a related party. See Footnote 14 "Related Parties" for additional information relating to financing and advising activities.
See Footnote 27 "Subsequent Events" for further information regarding the repurchase of a portion of the Company's 6.875% Senior Secured Notes.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of December 31, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of December 31, 2015, the Company and KCGA were in compliance with these covenants.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.7 million which are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the term of the facility.
The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Interest expense	$35,591	$31,724	$34,138
Debt extinguishment charges	25,006	9,552	13,209
Amortization of debt issuance cost	3,537	3,665	3,623
Commitment fee	1,506	1,575	792
Total	$65,640	$46,516	$51,762
14. Related Parties
The Company interacts with one party which is the beneficial owner of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with certain investees for which KCG accounts for under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 11 "Investments" for the carrying value of these investees at December 31, 2015 and 2014 and for the Company's income with respect to its equity earnings from these investees for the years ended December 31, 2015 and 2014.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the year ended December 31,
Statements of Operations	2015	2014	2013
Revenues
Commissions and fees	$15,844	$14,528	$4,045
Trading revenues, net	6,468	3,862	437
Interest, net	914	651	71
Total revenues from related parties	$23,226	$19,041	$4,553
Expenses
Execution and clearance fees(1)	$(15,472)	$(10,261)	$(19,491)
Communications and data processing	6,351	—	—
Payment for order flow	2,685	585	—
Collateralized financing interest	399	529	102
Professional fees	5,507	—	—
Other expense	2,349	1,719	651
Total expenses incurred with respect to related parties	$1,819	$(7,428)	$(18,738)
(1)    Represents net volume based fees received by KCG from providing liquidity to related trading venues.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Financial Condition	December 31, 2015	December 31, 2014
Assets
Securities borrowed	$10,573	$26,110
Receivable from brokers, dealers and clearing organizations	1,987	20,075
Other assets	67,652	—
Liabilities
Securities loaned	$3,844	$7,376
Payable to brokers, dealers and clearing organizations	61	8,509
Accrued expenses and other liabilities	4,159	5,667
In March 2015, the Company completed the sale of KCG Hotspot to BATS, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2015. The Company and BATS have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. The additional potential payments are recorded at their estimated fair value of $64.2 million in Other assets on the December 31, 2015 Consolidated Statement of Financial Condition and in the table above. See Footnote 5 "Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses" for additional information.
Additionally, for the year ended December 31, 2015, the Company paid one of its related parties $16.8 million in fees related to financing and advisory activities associated with the issuance of the 6.875% Senior Secured Notes and the sale of KCG Hotspot to BATS. The $16.8 million comprised $11.3 million that was capitalized as deferred debt costs within Other assets on the Consolidated Statement of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations. While the Professional fees are included in the table above, the capitalized debt fees are not included in the table above. The $11.3 million capitalized as deferred debt costs are being amortized over the life of the debt.
In 2015, the Company paid $31,000 in fees to one of its related parties for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statement of Financial Condition as of December 31, 2015 and is not included in the above table.
In the third quarter of 2015, the Company contributed microwave communication network assets to the JV, which is considered a related party. These assets were contributed at fair value and resulted in the Company recording a $4.3 million writedown of such assets. This charge is included in Writedown of assets and other real estate related charges on the Consolidated Statements of Operations for the year ended December 31, 2015.
As part of the Company’s Tender Offer, it accepted for purchase validly tendered shares of the KCG Class A Common Stock at $14.00 per share from the following directors and stockholders, or their affiliates, who owned more than 10% of KCG Class A Common Stock (in thousands):

Name	Relationship/ Title	Number of Shares Purchased	Total Purchase Price
Stephen Schuler and related entities(1)	Stockholder/Director	1,708	$23,918
Daniel Tierney and related entities(2)	Stockholder/Former Director	1,798	25,176
GA-GTCO Interholdco, LLC(3)	Stockholder	8,285	115,989
Jefferies LLC	Stockholder	6,533	91,458

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

(2)
Includes (i) Daniel Tierney and (ii) the Daniel V. Tierney 2011 Trust (the “Tierney Trust”), a trust of which Daniel Tierney is the settlor and beneficiary. Mr. Tierney does not have or share voting or dispositive power over the securities held by the Tierney Trust, but does have the power to revoke the Tierney Trust and acquire beneficial ownership of such securities within 60 days. Mr. Tierney disclaims beneficial ownership of the securities held by the Tierney Trust. In November, 2015, Daniel Tierney resigned from his position as a director of the Company.

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
On November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity for $24.5 million or $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity.
On November 11, 2015, the Company purchased approximately 2.0 million KCG Warrants from Daniel Tierney for $3.6 million.
On December 29, 2015, Aperture, a related party, redeemed all the Company’s interests in Aperture through a series of transactions, for an aggregate purchase price of $28.5 million. The Company recognized a gain of $10.5 million on the sale.
See Footnote 4 "Tender Offer and Stock Repurchase" for additional information on the Tender Offer and stock repurchases.
15. Stock-Based Compensation
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
The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of restricted stock units ("RSUs") and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards. In the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") amended the terms of existing RSUs previously granted by the Company as a component of annual incentive compensation in respect of the 2012, 2013 and 2014 performance years (the “Outstanding Annual RSUs”) to provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee’s ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period (the “Continued Vesting Amendment”). The RSUs granted by the Company as a component of 2015 annual incentive compensation provide for the continued vesting treatment described above, and the Company expects that future equity awards granted as a component of annual incentive compensation (“Annual Equity Awards”) will have similar terms. As of December 31, 2015, there were approximately 27.5 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 16.3 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As a result of implementing the Continued Vesting Amendment described above, the Outstanding Annual RSUs are no longer considered to have a service condition from an expense perspective. This amendment resulted in the acceleration of the unrecognized expense associated with such awards and the Company recorded a charge of $28.8 million in Employee compensation and benefits in the Consolidated Statements of Operations for the year ended December 31, 2015. Beginning in the second quarter of 2015, the Company also began to recognize the expense associated with the RSUs expected to be granted by the Company in early 2016 as a component of 2015 annual incentive compensation in respect of the 2015 performance year.
The Company measures compensation expense related to Off-Cycle Grants (and previously for Outstanding Annual RSUs) based on the fair value of KCG Class A Common Stock at the date of grant. When accruing compensation expense over the duration of a performance year prior to the grant of Annual Equity Awards for that year, the Company accrues compensation expense based on the estimated value of such future awards. For example, prior to granting the RSUs expected to be awarded by the Company in early 2016 as a component of annual incentive compensation for the 2015 performance year, the Company accrued compensation expense for such awards over the year ended December 31, 2015, based on the estimated value of such awards. The amount accrued during the year for Annual Equity Awards is included in Accrued compensation on the Consolidated Statements of Financial Condition.
Compensation expense from continuing operations relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense (benefit) on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the year ended December 31,
	2015	2014	2013
Stock award compensation expense (1)	$81,496	$55,402	$33,067
Income tax benefit	30,968	21,053	11,573

(1)
Included in the year ended December 31, 2015 is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.

The following table summarizes restricted awards activity for the year ended December 31, 2015 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2014	9,147	$10.77
Granted	2,660	12.21
Vested	(4,293)	10.73
Forfeited	(777)	11.33
Outstanding at December 31, 2015	6,737	$11.29
There is $14.0 million of unamortized compensation related to unvested RSUs outstanding at December 31, 2015 that are not Annual Equity Awards. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 0.87 years.
Stock Options and Stock Appreciation Rights
The Company’s policy is to grant options for the purchase of shares of KCG Class A Common Stock and SARs to purchase or receive the cash value of shares of KCG Class A Common Stock. The stock options and SARs outstanding as of the date hereof have each been granted with an exercise price not less than the market value of KCG Class A Common Stock on the grant date and generally vest ratably over a three year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable award agreement. Like RSUs, stock options and SARs are subject to accelerated vesting, or continued vesting following certain termination circumstances, in accordance with the applicable award agreements and employment agreements between the Company and the grantee. The Company issues new shares upon stock option exercises by its employees and directors, and may either issue new shares or provide a cash payment upon SARs exercises by its employees.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the years ended December 31, 2015 or 2014.
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
Compensation expense from continuing operations relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense (benefit) on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Stock option and SAR compensation expense	$2,999	$3,807	$1,813
Income tax benefit	1,140	1,447	635
The following table summarizes stock option and SAR activity and stock options exercisable for the year ended December 31, 2015 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2014 (1)	4,691	$17.41
Granted at market value	—	—
Exercised	(151)	8.24
Forfeited or expired	(169)	26.99
Outstanding at December 31, 2015 (1)	4,371	$17.36	$4,353	2.48
Exercisable at December 31, 2015	2,992	$18.21	$2,902	2.46
Available for future grants at December 31, 2015 (2)	16,347

(1)	Includes 1.7 million SARs.

(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Outstanding at 12/31/15	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/15	Weighted- Average Exercise Price
$8.24 - $8.25	740	2.61	$8.24	493	$8.24
$11.65 - $11.65	1,700	2.51	11.65	1,133	11.65
$22.50 - $22.50	1,700	2.51	22.50	1,133	22.50
$30.72 - $51.84	133	2.14	48.36	133	48.36
$52.98 - $52.98	25	0.88	52.98	25	52.98
$53.91 - $53.91	74	1.08	53.91	74	53.91
	4,371	2.48	$17.36	2,992	$18.21
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. The total intrinsic value and cash received from stock options exercised during the year ended December 31, 2015 is $0.7 million and $1.2 million, respectively. There were no stock options or SARs exercised during the year ended December 31, 2014.
There is $0.3 million of unamortized compensation related to unvested stock options and SARs outstanding at December 31, 2015. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.5 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at December 31, 2015 and December 31, 2014 related to incentive units were $2.4 million and $2.9 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the year ended December 31, 2015 (units in thousands):

Vested
Incentive units at December 31, 2014	38
Issued	—
Vested	—
Exercised	(8)
Canceled	—
Incentive units at December 31, 2015	30

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Incentive units	$168	$(269)	2,446
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
Compensation expense related to the Class B and Class E, all of which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Class B and E units	$—	$—	$19,860
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

	For the year ended December 31,
	2015	2014	2013
Total expense	$9,765	$10,093	$2,959
17. Income Taxes
Upon completion of the Mergers, the Company became subject to U.S. corporate income taxes. The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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
As described in Footnote 2 “Merger of GETCO and Knight”, following the Mergers on July 1, 2013 the Company recorded $65.5 million of deferred tax assets as a result of recording Knight’s assets and liabilities under the purchase method of accounting as well as recording the value of Knight’s NOLs and tax credit carryforwards.
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
The provision (benefit) for income taxes from continuing operations consists of (in thousands):

	For the year ended December 31,
	2015	2014	2013
Current:
U.S. federal	$106,700	$709	$(194)
U.S. state and local	19,665	4,081	2,902
Non U.S.	958	(828)	3,773
	$127,323	$3,962	$6,481
Deferred:
U.S. federal	$25,221	30,331	(106,996)
U.S. state and local	(16,803)	(10,997)	—
Non U.S.	(4,883)	(543)	(599)
	$3,535	$18,791	$(107,595)

Provision (benefit) for income taxes	$130,858	$22,753	$(101,114)
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the year ended December 31,
	2015	2014	2013
U.S. federal income tax expense at statutory rate	$132,987	$29,815	$8,742
Income not subject to U.S. corporate income tax	—	—	(15,583)
U.S. state and local income tax expense (benefit), net of U.S. federal income tax effect	18,101	(4,495)	1,881
Recognition of state deferred tax assets and net operating losses, net of U.S. federal income tax effect	(16,242)	—	—
Deferred tax benefit resulting from the Company becoming subject to U.S. corporate income taxes	—	—	(103,499)
Nondeductible expenses (1)	3,223	230	3,627
Federal research & development tax credits	(3,753)	(1,241)	—
Foreign taxes	(3,927)	(1,371)	3,603
Other, net	469	(185)	115
Income tax expense (benefit)	$130,858	$22,753	$(101,114)
(1) Nondeductible expenses include nondeductible compensation and meals and entertainment.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.The Company’s net deferred tax assets are reported as Deferred tax asset, net on the Consolidated Statements of Financial Condition. At December 31, 2015, and December 31, 2014, the Company’s net deferred tax assets were $151.2 million and $154.8 million, respectively, and comprised the following:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Employee compensation and benefit plans	$41,447	$24,587
Fixed assets and other amortizable assets	79,765	82,882
Reserves	7,875	2,668
Valuation of investments	13,590	32,962
Net operating loss carryforwards and tax credits, net	43,419	94,770
Less: Valuation allowance on net operating loss carryforwards	(9,715)	(15,238)
Total deferred tax assets	$176,381	$222,631

Deferred tax liabilities:
Fixed assets and other amortizable assets	243	26,244
Reserves	—	2,226
Valuation of investments	280	19,912
Reduction in foreign tax credit for Non-U.S. NOL carryforwards	24,633	19,490
Total deferred tax liabilities	25,156	67,872
Net deferred tax assets	$151,225	$154,759
A valuation allowance is established when management determines that it is more likely than not that the Company will be able to realize its deferred tax assets in the future. With the exception of certain NOLs and state and local deferred tax assets as discussed below, the Company has not recorded any valuation allowance with respect to its deferred tax assets at December 31, 2015 or December 31, 2014.
At December 31, 2015, the Company had U.S. federal NOL carryforwards of $27.7 million which are subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. The Company recorded a deferred income tax asset related to these federal NOLs of $9.7 million and a partial valuation allowance of $6.5 million at December 31, 2015, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.
At December 31, 2014, the Company had U.S. federal NOL carryforwards of $133.5 million of which $28.5 million were subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. The Company recorded a deferred income tax asset related to these federal NOLs of $46.7 million and a partial valuation allowance of $6.8 million at December 31, 2014, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.
At December 31, 2015, the Company recorded deferred income tax assets related to state and local NOLs of $8.8 million and a partial valuation allowance of $12 thousand, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. At December 31, 2014, the Company recorded deferred income tax assets related to state and local NOLs of $18.5 million and a partial valuation allowance of $8.1 million, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.
Prior to 2015, the Company had recorded a partial valuation allowance against certain of its state and local NOLs and other deferred tax assets as it was more likely than not that the benefit of such items would not be realized. During 2015, the Company undertook an internal restructuring which resulted in profits of certain subsidiaries flowing into a formerly unprofitable subsidiary for U.S. corporate income tax purposes, and as a result the Company reversed this

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

partial valuation allowance as these loss carryforwards and other state and local deferred tax assets are now expected to be utilized.
At December 31, 2015, the Company had non-U.S. NOL carryforwards of $114.6 million. The Company recorded a foreign deferred income tax asset of $24.6 million for these NOL carryforwards as of December 31, 2015 along with an offsetting U.S. federal deferred tax liability of $24.6 million, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. At December 31, 2014, the Company had non-U.S. NOL carryforwards of $90.6 million. The Company recorded a foreign deferred income tax asset of $19.5 million for these NOL carryforwards as of December 31, 2014 along with an offsetting U.S. federal deferred tax liability of $19.5 million, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. The Company’s non-U.S. net operating losses may be carried forward indefinitely.
At December 31, 2015, and December 31, 2014, the Company had unrecognized tax benefits, respectively, of $3.6 million and $2.2 million, all of which would affect the Company's effective tax rate if recognized.
The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31, 2015	December 31, 2014
Balance at beginning of period	$2,312	$1,464
Increases based on tax positions related to prior periods	1,332	1,843
Decreases based on tax positions related to prior periods	—	(995)
Balance at the end of the period	$3,644	$2,312
As of December 31, 2015, the Company is subject to U.S. Federal income tax examinations for the tax years 2012 through 2014, and to non U.S. income tax examinations for the tax years 2007 through 2014. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2014. The final outcome of these examinations is not yet determinable, however, the Company does not anticipate that any adjustments would result in a material change to its results of operations or financial condition.
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
18. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance January 1, 2013	$114,319	$—	$114,319
Other Comprehensive Income	13,689	1,365	15,054
Amount reclassified from Accumulated Other Comprehensive Income	(127,972)	—	(127,972)
Net current-period other comprehensive (loss) income	(114,283)	1,365	(112,918)
Balance, December 31, 2013	36	1,365	1,401
Other comprehensive income	316	416	732
Balance, December 31, 2014	352	1,781	2,133
Other comprehensive income	106	(1,581)	(1,475)
Amount reclassified from Accumulated Other Comprehensive Income	(308)	—	(308)
Net current-period other comprehensive loss	(202)	(1,581)	(1,783)
Balance, December 31, 2015	$150	$200	$350

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations (in thousands):

For the year ended December 31, 2013	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Accumulated Other Comprehensive Income Components
Available-for-sale securities:
Reclassification of unrealized net gains	(127,972)	Investment income and other, net
Related income tax expense	48,629	Income tax expense
	$(79,343)	Net of tax
As a result of the Mergers, the Company recorded a non-cash gain of $128.0 million on its investment in Knight Common Stock, which it recognized within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2013 and reversed any previous unrealized gains out of Other comprehensive income.

For the year ended December 31, 2015	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Accumulated Other Comprehensive Income Components
Available-for-sale securities:
Reclassification of unrealized net gains	(497)	Investment income and other, net
Related income tax expense	189	Income tax expense
	$(308)	Net of tax
See Footnote 11 "Investments" for information related to the reclassification of Available-for-sale securities.
19. Writedowns and Other Charges
Writedown of assets and other real estate related charges
For the year ended December 31, 2015, the Company recorded $15.9 million in writedowns primarily related to goodwill and intangible assets of businesses held for sale. See Footnote 5 ”Discontinued Operations, Assets and Liabilities Held for Sale & Sales of Businesses” and Footnote 12 “Goodwill and Intangible Assets” for further details.
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
For the year ended December 31, 2015, the Company recorded writedowns of fixed assets totaling $17.0 million which comprises accelerated amortization related to leaseholds and furniture on partially vacated properties at its Jersey City and Chicago locations and losses on the sale of certain microwave communication network assets to the JV.
In addition, the Company recorded $23.7 million in charges in 2015 primarily related to the early termination of its Jersey City lease, modification of its New York City lease, and lease loss accruals for its Chicago and Greenwich premises.
For the years ended December 31, 2014 and 2013, the Company recorded $8.6 million and $7.1 million, respectively, of net lease loss accruals related to excess real estate capacity.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the year ended December 31, 2013, the Company recorded $7.7 million in writedown of assets primarily related to leasehold improvements and fixed assets.
The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	December 31, 2015	December 31, 2014
Balance as of beginning of period	$5,897	$6,120
Real estate charges incurred	23,186	5,360
Payments made, net	(8,921)	(4,468)
Interest accretion	(1,270)	(1,115)
Balance as of end of period	$18,892	$5,897
Debt extinguishment charges
In 2015, the Company wrote off $8.5 million of capitalized debt costs and paid $16.5 million as a contractual make-whole premium related to the early retirement of the Company's $305.0 million 8.25% Senior Secured Notes. See Footnote 13 "Debt" for further details.
In 2014, the Company made $235.0 million principal repayments under the Credit Agreement. As a result, the Company wrote off $9.6 million in capitalized debt costs.
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
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 16.5 million, 28.3 million and 29.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	For the years ended December 31,
	2015		2014		2013
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$249,104	100,437	$62,434	112,854	126,092	80,143
Effect of dilutive stock based awards
Restricted awards		1,955		3,579		855
Stock options and SARs		316		101		17
Warrants		214		—		—
Income from continuing operations and shares used in diluted calculations	$249,104	102,922	$62,434	116,534	$126,092	81,015
Loss from continuing operations allocated to preferred and participating units	$—		$—		$(21,565)
Income from continuing operations attributable to common stockholders	$249,104		$62,434		$147,657
Basic earnings per common share from continuing operations		$2.48		$0.55		$1.84
Diluted earnings per common share from continuing operations		$2.42		$0.54		$1.82
Prior to the Mergers, GETCO units comprised preferred and common units, and net income was allocated among the various classes of units based upon participation rights in undistributed earnings. The number of shares used to calculate EPS for 2013 are GETCO units converted into KCG shares using an exchange ratio as detailed in the Merger Agreement.
21. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the years ended December 31, 2015, 2014 or 2013.
22. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these ordinary matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period, depending, in part, upon operating results for that period. The Company carries directors and officers’ liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on transactions involving microcap securities. In addition, there has been an increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, high frequency trading, best execution, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority ("FCA"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. In addition, the Autorité des Marchés Financiers ("AMF") is investigating GETCO’s trading activities on Euronext for the period 2010 to 2012. The AMF board, upon the report of its investigation division, has referred the matter to the AMF enforcement committee who could decide to impose administrative sanctions or monetary penalties.
In May 2015, the Company received a Wells Notice from the staff of the New York office of the SEC concerning the handling of orders by KCGA (formerly, Knight Capital Americas LLC) in Over-the-Counter securities quoted on OTC Link (an inter-dealer quotation system formerly referred to as the “Pink Sheets”) during the period of January 1, 2010 through July 2013, which indicated that the staff made a preliminary determination to recommend that the Commission file an enforcement action alleging that KCGA violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933. KCGA and the staff of the SEC reached an agreement in principle pursuant to which KCGA would pay a fine in the sum of $300,000, disgorge approximately $686,000 and pay approximately $70,000 in prejudgment interest. On December 21, 2015, the agreement in principle was formally approved by the Commission, and on December 22, 2015, the Company paid the fine, disgorgement and prejudgment interest.  The amount of the settlement had been fully accrued for in prior quarters. The settlement resolves the matter referred to in the SEC’s Wells Notice referred to above.
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At December 31, 2015, the obligations have a weighted-average interest rate of 4.44% per annum and are on varying 3-year terms. The carrying amounts of the capital leases approximate fair value. The future minimum payments including interest under the capitalized leases at December 31, 2015 consist of (in thousands):

Minimum Payments
2016	$2,126
2017	620
Total	$2,746

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The total interest expense related to capital leases for the years ended December 31, 2015, 2014 and 2013 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Interest expense - Capital leases	$189	$370	$700
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $17.8 million, $19.7 million and $16.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases. As of December 31, 2015, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and Sublease Income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Year ending December 31, 2016	$24,613	$5,116	$19,497
Year ending December 31, 2017	28,677	4,633	24,044
Year ending December 31, 2018	27,003	4,286	22,717
Year ending December 31, 2019	24,367	3,630	20,737
Year ending December 31, 2020	22,918	2,482	20,436
Thereafter through December 31, 2031	175,323	6,538	168,785
Total	$302,901	$26,685	$276,216
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At December 31, 2015, the Company had provided letters of credit for $11.6 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There were no compensation guarantees at December 31, 2015 or 2014 that extended beyond the respective year end.
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
Urban has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. For the year ended December 31, 2015, the Company has paid $0.5 million to Urban as a result of this indemnification. The Company has not recorded any liabilities related to these potential losses as of December 31, 2015.
23. Net capital requirements
KCG Americas LLC ("KCGA"), the Company's U.S. registered broker dealer is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. As of December 31, 2015, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital levels and requirements for the Company’s U.S. registered broker dealer subsidiary at December 31, 2015 as filed in its amended regulatory filings (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$286,757	$1,000	$285,757
The Company's U.K. registered broker dealer is subject to certain financial resource requirements of Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at December 31, 2015 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$155,081	$131,840	$23,241
The Company's other U.K. registered broker dealer, GETCO Europe Limited, withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

25. Business Segments
As of December 31, 2015, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making, including trade executions conducted as a DMM on the NYSE and NYSE Amex. KCG is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company's cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the AIM.
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions; however, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for global equities.
The Corporate and Other segment contains investments principally in strategic financial services-oriented opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2015:
Revenues	$884,858	$667,723	$46,529	$1,599,110
Pre-tax earnings	124,028	368,957	(113,023)	379,962
Total assets	4,855,482	727,029	468,667	6,051,178
For the year ended December 31, 2014:
Revenues	$901,152	$345,710	$69,369	$1,316,232
Pre-tax earnings	146,713	11,056	(72,582)	85,187
Total assets	4,401,021	786,734	1,642,899	6,830,654
For the year ended December 31, 2013:
Revenues	$688,197	$197,765	$141,374	$1,027,336
Pre-tax earnings	103,612	(25,794)	(52,842)	24,978
Total assets	3,939,965	1,106,448	1,950,591	6,997,004
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
In the first quarter of 2014, the Company began to charge the Market Making and Global Execution Services segments for the cost of aggregate debt interest. The interest amount charged to each of the segments is determined based on capital limits and requirements. Historically, debt interest was included within the Corporate and Other segment. This change in the measurement of segment profitability has no impact on the consolidated results and has

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

only been reported prospectively, and is not reflected in financial results prior to January 1, 2014. For the year ended December 31, 2014 debt interest expense included in the results of the Market Making and Global Execution Services segments was $24.7 million and $7.1 million, respectively. For the year ended December 31, 2015, debt interest expense included in the results of the Market Making and Global Execution Services segments was $21.2 million and $4.9 million, respectively.
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
Included in Revenues and Pre-tax earnings within Global Execution Services for the year ended December 31, 2015 are results of KCG Hotspot through March 13, 2015, the date of the sale. Also included in Revenues and Pre-tax earnings for the year ended December 31, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively. Revenue and Pre-tax earnings from KCG Hotspot and the Company's former FCM business (through the date of sale in the fourth quarter of 2014) are included in the Global Execution Services segment for the years ended December 31, 2014 and 2013.
Included in total assets within market Making at December 31, 2015 is $26.0 million related to Assets of businesses held for sale. Included in total assets within Global Execution Services at December 31, 2014 is $40.5 million related to KCG Hotspot. As noted in Footnote 5 "Discontinued Operations & Assets and Liabilities Held for Sale", such assets are included as Assets held for sale at December 31, 2015 and 2014.
The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2015:
Revenues	$1,449,370	$149,740	$1,599,110
For the year ended December 31, 2014:
Revenues	$1,127,088	$189,144	$1,316,232
For the year ended December 31, 2013:
Revenues	$834,410	$192,926	$1,027,336

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

26. Condensed Financial Statements of KCG Holdings, Inc. (parent only)
Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition
KCG Holdings, Inc. (parent only)

	December 31,
	2015	2014
	(in thousands)
Assets
Cash and cash equivalents	$333,982	$302,700
Receivable from subsidiaries	212,336	21,851
Investments in subsidiaries	1,039,250	1,122,254
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	2,755	—
Goodwill and intangible assets, less accumulated amortization	218	—
Deferred tax asset, net	76,747	137,009
Subordinated loans to subsidiaries	280,000	280,000
Other assets	51,821	33,396
Total assets	$1,997,109	$1,897,210
Liabilities and equity
Liabilities
Accrued compensation expense	$21,775	$13,208
Payable to subsidiaries	—	42,478
Accrued expenses and other liabilities	35,604	13,947
Debt	495,632	305,000
Total liabilities	553,011	374,633
Total equity	1,444,098	1,522,577
Total liabilities and equity	$1,997,109	$1,897,210

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Operations and Comprehensive Income
KCG Holdings, Inc. (parent only)

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Investment income and other, net	$7,341	$3,415	$3,717
Total revenues	7,341	3,415	3,717
Expenses
Employee compensation and benefits	48,863	50,256	31,970
Debt interest expense	35,883	11,939	28,476
Depreciation and amortization	—	—	698
Professional fees	15,728	9,211	30,488
Business development	2,759	3,625	—
Occupancy and equipment rentals	2,059	—	—
Other	31,331	25,460	29,829
Total expenses	136,623	100,491	121,461
Loss before income taxes and equity in earnings of subsidiaries	(129,282)	(97,076)	(117,744)
Income tax benefit	(75,784)	(35,972)	(120,761)
(Loss) income before equity in earnings of subsidiaries	(53,498)	(61,104)	3,017
Equity in earnings of subsidiaries	302,602	122,206	123,155
Net income	249,104	61,102	126,172
Other comprehensive income (loss)	(1,783)	732	(112,918)
Comprehensive income	$247,321	$61,834	$13,254

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Cash Flows
KCG Holdings, Inc. (parent only)

	For the year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$249,104	$61,102	$126,172
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries, net of tax	(302,602)	(122,206)	(123,155)
Stock-based compensation	14,942	16,997	—
Debt discount accretion and other debt related expenses	12,103	12,548	16,931
Amortization of intangibles	—	—	698
Dividends received from subsidiaries	85,323	224,524	396,425
Decrease (increase) in operating assets
Subordinated loan receivable	—	(30,000)	(250,000)
Deferred tax asset	60,262	6,019	(144,109)
Other assets	(17,255)	(25,897)	5,568
(Decrease) increase in operating liabilities
Accrued compensation expense	5,050	13,208	—
Accrued expenses and other liabilities	20,063	3,178	64,571
Net cash provided by operating activities	126,990	159,473	93,101
Cash flows from investing activities
Cash acquired upon acquisition of Knight Capital Group, Inc.	—	—	509,133
Cash received from sale of Urban Financial of America, LLC	—	—	85,406
Purchase of fixed assets and leasehold improvements	(2,972)	—	—
Capital contributions to subsidiaries	—	—	(164,975)
Net cash (used in) provided by investing activities	(2,972)	—	429,564
Cash flows from financing activities
Proceeds from issuance of Credit Agreement	—	—	535,000
Partial payment of Credit Agreement	—	(235,000)	(300,000)
Proceeds from issuance of 6.875% Senior Secured Notes, net	494,810	—	—
Proceeds from issuance of 8.25% Senior Secured Notes	—	—	305,000
Repayment of 8.25% Senior Secured Notes	(305,000)	—	—
Repayment of notes payable	—	—	(15,000)
Payment of debt issuance costs	(12,645)	—	(34,592)
Cost of common stock repurchased - Tender Offer	(330,000)	—	—
Cost of common stock repurchased	(63,194)	(111,585)	(11,324)
Issuance of equity to General Atlantic	—	—	55,000
Payment to former Knight Capital Group, Inc. stockholders	—	—	(720,000)
Repayment of Knight Convertible Notes	—	—	(257,741)
Funding of collateral account for Knight Convertible Notes	—	—	(117,259)
Payment out of collateral account for Knight Convertible Notes	—	—	117,259
Members distributions	—	—	(21,002)
Cash funding transactions with subsidiaries	123,308	236,795	80,500
Stock options exercised	1,247	—	—
Warrants exercised	532	—	—
Cost of warrants repurchased	(4,441)	—	—
Income tax (provision) benefit related to stock-based compensation	2,647	—	—
Net cash used in financing activities	(92,736)	(109,790)	(384,159)
Increase in cash and cash equivalents	31,282	49,683	138,506
Cash and cash equivalents at beginning of period	302,700	253,017	114,511
Cash and cash equivalents at end of period	$333,982	$302,700	$253,017
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,878	$28,426	$26,239
Cash paid for income taxes	$124,461	$15,456	$365
Non-cash net funding financing activities with subsidiaries	$54,510	$131,840	$1,082,031

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the fourth quarter of 2015, the Company identified errors in the presentation of its previously reported parent company only Statements of Cash Flows for the years ended December 31, 2014 and 2013. Cash flows from operating, investing and financing activities have been revised to correct for the previous inclusion of non-cash items as well as the classification of certain cash flows. The errors impacted the line items that reflected activity between the parent company and its subsidiaries within the Statements of Cash Flows for the parent company only, and had no impact on the ending cash balances or any other parent company only financial statements or the Consolidated Financial Statements. The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the Consolidated Financial Statements for all prior periods. While the adjustments were immaterial, the Company revised its previously reported parent company only Statements of Cash Flows. The impact of the errors on the subtotals within the statement are shown in the following table:

	For the year ended December 31,
	2014	2013
	(in thousands)
Net cash used in operating activities - as reported	$(14,358)	$(398,890)
Net cash provided by operating activities - as revised	159,473	93,101
Net cash provided by investing activities - as reported	410,626	1,002,055
Net cash provided by investing activities - as revised	—	429,564
Net cash used in financing activities - as reported	(346,585)	(464,659)
Net cash used in by financing activities - as revised	(109,790)	(384,159)
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
27. Subsequent Events
On February 4, 2016, KCGA entered into an asset purchase agreement with Citadel Securities LLC (“Citadel”), pursuant to which KCGA agreed to sell its NYSE DMM business to Citadel. The transaction is expected to close during the second quarter of 2016.
Subsequent to the year ended December 31, 2015, the Company repurchased in the open market $35.0 million par value of its 6.875% Senior Secured Notes.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, KCG's disclosure controls and procedures are effective.
(b) Internal Control Over Financial Reporting. Management's annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in KCG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the fourth quarter of our year ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not Applicable.

PART III—ITEMS 10, 11, 12, 13 and 14
The Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14)

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

3.1	Amended and Restated Certificate of Incorporation of KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

3.2	Second Amended and Restated Bylaws of KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on December 4, 2015.

4.1	Form of Certificate of Class A Common Stock of KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

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

4.7
Indenture (the “8.250% Senior Secured Indenture”), dated June 5, 2013, between GETCO Financing Escrow LLC and the Trustee in connection with the 8.250% senior secured notes due 2018 in the aggregate principal amount of $305,000,000 - Incorporated herein by reference to Exhibit 4.7 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.8
First Supplemental Indenture, dated July 1, 2013, by and between KCG Holdings, Inc. and The Bank of New York Mellon, as trustee (the “Trustee”), amending the 8.250% Senior Secured Indenture - Incorporated herein by reference to Exhibit 4.8 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.9
Second Supplemental Indenture, dated July 1, 2013, by and between KCG Holdings, Inc., certain Guarantors and the Trustee, amending the 8.250% Senior Secured Indenture - Incorporated herein by reference to Exhibit 4.9 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

4.10
Third Supplemental Indenture, dated as of October 15, 2013, by and among the Company, the Guarantors and the Trustee, amending the 8.250% Senior Secured Indenture - Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 16, 2013.

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

4.16
Indenture, dated March 13, 2015, among KCG Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee and collateral agent, in connection with the 6.875% senior secured notes due 2020 in the aggregate principal amount of $500,000,000 - Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 16, 2015.

10.1	Employment Agreement between the Company and Daniel Coleman - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K12G3 Current Report filed on July 1, 2013.

10.2	Form of Employment Agreement - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 9, 2013.

10.3	Term Schedule to Employment Agreement between the Company and John DiBacco - Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.4	Term Schedule to Employment Agreement between the Company and John McCarthy - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.5	Term Schedule to Employment Agreement between the Company and Nick Ogurtsov - Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.6
Revised Term Schedule to Employment Agreement between the Company and Jonathan Ross - Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report filed November 12, 2013.

10.7	Revised Term Schedule to Employment Agreement between the Company and George Sohos - Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.8	Term Schedule to Employment Agreement between the Company and Ryan Primmer - Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.9	Term Schedule to Employment Agreement between the Company and Gregory Tusar - Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.10	Term Schedule to Employment Agreement between the Company and Steffan Parratt - Incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K Annual Report filed March 2, 2015.

10.11
Employment Agreement, dated March 19, 2014, between KCG Europe Limited and Philip Allison - Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K Current Report filed January 6, 2015.

10.12	KCG Holdings, Inc. Amended and Restated Equity Incentive Plan - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report filed on August 10, 2015.

10.13	KCG Holdings, Inc. Amended and Restated Executive Incentive Plan - Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

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

10.19
Credit Agreement (the “Original Credit Agreement”), dated July 1, 2013, by and among OCTEG, LLC and Knight Capital Americas LLC, as borrowers, KCG Holdings, Inc., as guarantor, the lenders from time to time party thereto, BMO Harris Bank N.A., as administrative agent and collateral agent, JPMorgan Chase Bank N.A. and Bank of America, N.A., as syndication agents, and BMO Capital Markets, JPMorgan Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book runners - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 2, 2013.

10.20
First Amendment to the Original Credit Agreement, dated October 24, 2013, by and among OCTEG, LLC and Knight Capital Americas LLC, as borrowers, KCG Holdings, Inc., as guarantor, the lenders from time to time party thereto and BMO Harris Bank N.A., as administrative agent - Incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.21
Credit Agreement, dated June 5, 2015, by and among KCG Americas LLC, as borrower, KCG Holdings, Inc., as guarantor, the lenders from time to time party thereto, BMO Harris Bank N.A., as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and BMO Capital Markets and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book runners - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 9, 2015.

10.22
Security Agreement, dated March 13, 2015 among KCG Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee and collateral agent - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2015.

10.23
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

10.26
Amendment No. 1 to Master Agreement to Lease Equipment, dated as of March 10, 2014, between KCG Americas LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.3 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.27
Guaranty of KCG Holdings, Inc. under the Master Agreement to Lease Equipment, dated as of March 13, 2014 - Incorporated herein by reference to Exhibit 10.4 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.28
U.S. Securities and Exchange Commission Order against Knight Capital Americas LLC, dated October 16, 2013 - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2013.

10.29
Separation Agreement dated March 30, 2015, by and between KCG Holdings, Inc. and George Sohos - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.30
Lease Agreement between KCG Holdings, Inc. and BOP One North End LLC, dated July 31, 2015. - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s 10-Q Quarterly Report filed on November 6, 2015.

21.1*	Subsidiaries of the Registrant as of December 31, 2015.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2016.

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

Name	Title	Date

/s/ DANIEL COLEMAN	Chief Executive Officer	February 29, 2016
Daniel Coleman	(Principal Executive Officer)

/s/ STEFFEN PARRATT	Chief Financial Officer	February 29, 2016
Steffen Parratt	(Principal Financial Officer)

/s/ SEAN P. GALVIN	Chief Accounting Officer	February 29, 2016
Sean P. Galvin	(Principal Accounting Officer)

/s/ CHARLES E. HALDEMAN JR.	Non-Executive Chairman of the Board	February 29, 2016
Charles E. Haldeman, Jr.

/s/ DEBRA J. CHRAPATY	Director	February 29, 2016
Debra J. Chrapaty

/s/ RENE KERN	Director	February 29, 2016
Rene Kern

/s/ JAMES T. MILDE	Director	February 29, 2016
James T. Milde

/s/ JOHN C. MORRIS	Director	February 29, 2016
John C. Morris

/s/ ALASTAIR RAMPELL	Director	February 29, 2016
Alastair Rampell

/s/ DANIEL F. SCHMITT	Director	February 29, 2016
Daniel F. Schmitt

/s/ STEPHEN SCHULER	Director	February 29, 2016
Stephen Schuler

/s/ LAURIE M. SHAHON	Director	February 29, 2016
Laurie M. Shahon