Form 10-Q
period 2016-03-31
KCG Holdings, Inc.
filed 2016-05-10
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
At May 6, 2016, the number of shares outstanding of the Registrant’s Class A Common Stock was 87,506,918 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2016

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$223,938	$208,795
Commissions and fees	106,101	99,961
Interest, net	117	(23)
Investment income and other, net	15,268	387,423
Total revenues	345,424	696,156
Expenses
Employee compensation and benefits	97,586	106,718
Execution and clearance fees	73,634	68,473
Communications and data processing	35,657	33,764
Depreciation and amortization	21,905	20,615
Payments for order flow	12,655	15,221
Debt interest expense	9,492	9,397
Collateralized financing interest	9,163	8,456
Occupancy and equipment rentals	8,990	7,340
Professional fees	6,057	11,181
Business development	1,119	1,857
Writedown of assets and other real estate related charges	—	132
Other	9,201	6,874
Total expenses	285,459	290,028
Income before income taxes	59,965	406,128
Income tax expense	22,800	156,827
Net income	$37,165	$249,301
Basic earnings per share	$0.42	$2.25
Diluted earnings per share	$0.41	$2.19
Shares used in computation of basic earnings per share	88,458	110,782
Shares used in computation of diluted earnings per share	89,605	113,615

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2016	2015
	(In thousands)
Net income	$37,165	$249,301
Other comprehensive income (loss):
Unrealized gain on available for sale securities, net of tax	68	188
Cumulative translation adjustment, net of tax	(133)	(623)
Comprehensive income	$37,100	$248,866

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets	(In thousands)
Cash and cash equivalents	$647,070	$581,313
Cash and cash equivalents segregated under federal and other regulations	3,000	3,000
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $391,099 at March 31, 2016 and $324,146 at December 31, 2015:
Equities	2,350,324	2,129,208
Listed options	11,801	178,360
Debt securities	174,222	136,387
Other financial instruments	204	445
Total financial instruments owned, at fair value	2,536,551	2,444,400
Collateralized agreements:
Securities borrowed	1,681,886	1,636,284
Receivable from brokers, dealers and clearing organizations	656,081	681,211
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	93,190	94,858
Investments	98,138	98,943
Goodwill and Intangible assets, less accumulated amortization	101,277	100,471
Deferred tax asset, net	151,196	151,225
Assets of businesses held for sale	24,444	25,999
Other assets	203,465	222,831
Total assets	$6,196,298	$6,040,535
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,743,843	$1,856,171
Listed options	9,635	151,893
Debt securities	301,984	105,340
Total financial instruments sold, not yet purchased, at fair value	2,055,462	2,113,404
Collateralized financings:
Securities loaned	527,358	463,377
Financial instruments sold under agreements to repurchase	909,304	954,902
Total collateralized financings	1,436,662	1,418,279
Payable to brokers, dealers and clearing organizations	574,660	273,805
Payable to customers	11,640	17,387
Accrued compensation expense	55,053	154,547
Accrued expenses and other liabilities	126,783	134,026
Debt	451,864	484,989
Total liabilities	4,712,124	4,596,437
Equity
Class A Common Stock
Shares authorized: 1,000,000 at March 31, 2016 and December 31, 2015; Shares issued: 109,023 at March 31, 2016 and 106,025 at December 31, 2015; Shares outstanding: 90,400 at March 31, 2016 and 90,156 at December 31, 2015	1,090	1,060
Additional paid-in capital	1,470,284	1,436,671
Retained earnings	229,285	192,120
Treasury stock, at cost; 18,623 shares at March 31, 2016 and 15,869 shares at December 31, 2015	(216,770)	(186,103)
Accumulated other comprehensive income	285	350
Total equity	1,484,174	1,444,098
Total liabilities and equity	$6,196,298	$6,040,535

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2016
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2015	106,025	$1,060	$1,436,671	$192,120	(15,869)	$(186,103)	$350	$1,444,098
KCG Class A Common Stock repurchased	—	—	—	—	(2,754)	(30,667)	—	(30,667)
Warrants repurchased	—	—	(967)	—	—	—	—	(967)
Stock-based compensation	2,998	30	34,580	—	—	—	—	34,610
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	68	68
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(133)	(133)
Net income	—	—	—	37,165	—	—	—	37,165
Balance, March 31, 2016	109,023	$1,090	$1,470,284	$229,285	(18,623)	$(216,770)	$285	$1,484,174

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities	(In thousands)
Net income	$37,165	$249,301
Adjustments to reconcile Net income to net cash provided by operating activities
Realized gain on sale of KCG Hotspot	—	(385,026)
Depreciation and amortization	21,905	20,615
Stock and unit-based compensation	17,110	15,421
Realized gain on sale of assets	(2,798)	—
Realized gain on repurchase of debt	(3,676)	—
Unrealized gain on investments	(4,847)	(2,460)
Deferred taxes	—	(9,539)
Other	2,750	1,062
Decrease (increase)in operating assets
Cash and cash equivalents segregated under federal and other regulations	—	361
Financial instruments owned, at fair value	(92,151)	66,420
Securities borrowed	(45,605)	(53,788)
Receivable from brokers, dealers and clearing organizations	25,130	270,328
Other assets	13,150	(5,011)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(57,943)	(143,422)
Securities loaned	63,981	85,143
Financial instruments sold under agreements to repurchase	(45,599)	(28,009)
Payable to brokers, dealers and clearing organizations	300,855	(137,247)
Payable to customers	(5,747)	(9,984)
Accrued compensation expense	(81,994)	(67,071)
Accrued expenses and other liabilities	(9,357)	(1,133)
Income taxes payable	—	148,481
Net cash provided by operating activities	132,329	14,442
Cash flows from investing activities
Cash received from sale of KCG Hotspot, net of cash provided	6,552	358,445
Cash received from sale of assets	4,970	—
Redemptions from investments	6,534	2,013
Purchases of fixed assets and leasehold improvements	(12,677)	(6,824)
Capitalization of software development costs	(9,013)	(2,668)
Purchases of investments	(770)	(2,328)
Net cash (used in) provided by investing activities	(4,404)	348,638
Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—
Proceeds from issuance of 6.875% Senior Secured Notes, net	—	494,810
Repayment of 8.25% Senior Secured Notes	—	(305,000)
Repayment of convertible notes	—	(117,259)
Payment of debt issuance costs	—	(11,335)
Principal payments on capital lease obligations	(507)	(1,620)
Cost of common stock repurchased	(30,667)	(10,279)
Cost of warrants repurchased	(967)	—
Net cash (used in) provided by financing activities	(62,429)	49,317
Effect of exchange rate changes on cash and cash equivalents	261	(623)
Increase in cash and cash equivalents	65,757	411,774
Cash and cash equivalents at beginning of period	581,313	578,768
Cash and cash equivalents at end of period	$647,070	$990,542
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,884	$11,637
Cash paid for income taxes	$9,955	$564
Non-cash investing activities - Contribution of fixed assets to joint venture	$—	$1,927

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
As of March 31, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
Global Execution Services
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communication network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for U.S. equities.
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
In March 2015, the Company sold KCG Hotspot, the Company's former spot institutional foreign exchange ECN, to Bats Global Markets, Inc. ("Bats").
In March 2016, KCG completed the sale of assets related to its retail U.S. options market making business.
On February 4, 2016, KCG entered into an asset purchase agreement with Citadel Securities LLC (“Citadel”), pursuant to which KCG agreed to sell its NYSE DMM business to Citadel.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

See Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses" and Footnote 21 "Subsequent Events" for further details.
2. Significant Accounting Policies
Basis of consolidation and form of presentation
The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.
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
Cash and cash equivalents segregated under federal and other regulations
The Company maintains custody of customer funds and is obligated by rules and regulations mandated by the U.S. Securities and Exchange Commission (“SEC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and cash equivalents segregated under federal and other regulations approximate fair value. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Interest Income	$3,107	$3,771
Interest Expense	(2,990)	(3,794)
Interest, net	$117	$(23)
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Dividend Income	$11,921	$16,743
Dividend Expense	$(9,148)	$(10,253)
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
Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 4 “Fair Value” for a description of valuation methodologies applied to the classes of financial instruments at fair value.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Investments
Investments primarily comprise noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These investments are accounted for under the equity method, at cost, or at fair value. The equity method of accounting is used when the Company has significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded and where the Company does not exert significant influence on operating and financial policies are held at fair value and accounted for as available for sale securities.
Investments are reviewed on an ongoing basis to determine whether the carrying values of the investments have been impaired. If the Company determines that an impairment loss on an investment has occurred due to a decline in fair value or other conditions, the investment is written down to its estimated fair value.
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
Repurchases of common stock
The Company may repurchase shares of KCG Class A Common Stock, par value $0.01 per share ("KCG Class A Common Stock") in the open market or through privately negotiated transactions. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock, which include shares repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards, at cost as a separate component of stockholders’ equity. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses and in certain other circumstances. For shares that are retired, the Company records its repurchases at cost, as a reduction in Class A Common Stock for the par value of such retired shares and a reduction in Retained earnings for the balance.
Repurchases of warrants
As discussed in Footnote 15 "Warrants and Stock Repurchase", in connection with the Mergers, the Company issued Class A, Class B and Class C warrants to acquire shares of KCG Class A Common Stock ("Warrants"). The Company may repurchase Warrants through privately negotiated transactions. The Company records its purchases as a reduction in Additional paid-in capital for the total cost.
Repurchases of debt
The Company may repurchase its 6.875% Senior Secured Notes in the open market or through privately negotiated transactions. The Company records its purchases of debt as a reduction in Debt for the total cost, which is inclusive of a prorated reduction of original issue discount and capitalized issuance costs. Total cost also includes accrued interest on the repurchased debt, which is included in Accrued expenses and other liabilities.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Foreign currency translation and foreign currency forward contracts
The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, including its Indian subsidiary, which utilizes the Indian Rupee. None of these subsidiaries are significant to the Company’s Consolidated Financial Statements.
Assets and liabilities of these subsidiaries are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax on the Consolidated Statements of Comprehensive Income.
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, the Company recorded a gain of $0.4 million and a loss of $0.2 million, respectively on foreign currency transactions.
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
Stock and unit based compensation
Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 12 "Stock-Based Compensation" for further discussion.
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
Since January 2015, the Company has owned 50% of the voting shares and 50% of the equity of a joint venture, (“JV”) which maintains microwave communication networks in the U.S. and Europe, and which is considered to be a VIE. The Company and its JV partner each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties.
The Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JV and does not consolidate the JV. The Company records its interest in the JV under the equity method of accounting and records its investment in the JV within Investments and its amounts payable for communication services provided by the JV within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company records its pro-rata share of the JV’s earnings or losses within Investment income and other, net and fees related to the use of communication services provided by the JV within Communications and data processing on the Consolidated Statements of Operations.
The Company’s exposure to the obligations of this VIE is generally limited to its interests in the JV, which is the carrying value of the equity investment in the JV.
The following table presents the Company’s nonconsolidated VIE at March 31, 2016 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$10,498	$121	$10,498	$23,249
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
Recently adopted accounting guidance
In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to resolve diverse accounting treatment for share based awards in which the terms of the award are related to a performance target that affects vesting. The ASU requires an entity to treat a performance target that could be achieved after the requisite service period as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The guidance became effective for reporting periods beginning after December 15, 2015 and will be applied prospectively. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.
In February 2015, the FASB issued an ASU which requires entities to evaluate whether they should consolidate certain legal entities. The ASU simplifies consolidation accounting by reducing the number of consolidation models that an entity may apply. The guidance became effective for reporting periods beginning after December 15, 2015. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance became effective retrospectively for reporting periods beginning after December 15, 2015. The Company retrospectively adopted this ASU in the first quarter of 2016, and as a result, the Company reclassified deferred debt issuance costs from Other assets to a direct deduction from the carrying value of Debt on its Consolidated Statements of Financial Condition for all periods presented. The Company also reclassified its amortization of debt issuance costs from Other expense to Debt interest expense on its Consolidated Statements of Operations for all periods presented. The adoption of this ASU did not have any other impact on the Company's Consolidated Financial Statements. See Footnote 10 “Debt” for further details regarding these reclassifications.
Recent accounting guidance to be adopted in future periods
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an ASU to clarify guidance on principal versus agent evaluation considerations and whether an entity reports revenue on a gross or net basis. These ASUs will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is evaluating the impact of these ASUs on its Consolidated Financial Statements.
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
In February 2016, the FASB issued an ASU which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted under a modified retrospective approach. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
3. Assets and Liabilities Held for Sale & Sales of Businesses
In March 2015, the Company completed the sale of KCG Hotspot to Bats. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the remaining Annual Payments are contingent on Bats generating sufficient taxable net income to receive the tax benefits.
The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

contractual cash flows and market discount rates. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments of $63.2 million are recorded at fair value of $58.5 million in Other assets on the Consolidated Statements of Financial Condition and as of March 31, 2016.
The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statement of Operations for the three months ended March 31, 2015. The net gain on the sale of KCG Hotspot was $373.8 million which is net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statements of Operations for the three months ended March 31, 2015.
In accordance with the Company's strategic review of its businesses and evaluation of their potential value in the marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its NYSE DMM business, were no longer considered core to its strategy. KCG believes that the sale or divestiture of these businesses did not represent a strategic shift that will have a major effect on its operations and financial results, however, these businesses met the requirements to be considered as held-for-sale at December 31, 2015 and remain so at March 31, 2016. The estimated fair value of such assets of $24.4 million and $26.0 million at March 31, 2016 and December 31, 2015, respectively, is based on several factors including quoted market prices, and are included within Assets of businesses held for sale on the March 31, 2016 and December 31, 2015 Consolidated Statements of Financial Condition. See Footnote 9 "Goodwill and Intangible Assets" for further details.
Included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's retail options market making business. The assets were sold to a third party in March 2016, and as a result of the sale, the Company recorded a gain of $2.9 million, which is included in Investment income and other, net on the Consolidated Statement of Operations for the three months ended March 31, 2016.
The assets of businesses held for sale as of March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Intangible assets, net of accumulated amortization	$24,444	$25,999
Total assets of businesses held for sale	$24,444	$25,999

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,350,324	$—	$—	$2,350,324
Listed options	11,801	—	—	11,801
U.S. government and Non-U.S. government obligations	89,925	—	—	89,925
Corporate debt (2)	84,297	—	—	84,297
Foreign currency forward contracts	—	204	—	204
Total Financial instruments owned, at fair value	2,536,347	204	—	2,536,551
Investment in CME Group (3)	1,923	—	—	1,923
Other (4)	—	60,715	6,062	66,777
Total assets held at fair value	$2,538,270	$60,919	$6,062	$2,605,251
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,743,843	$—	$—	$1,743,843
Listed options	9,635	—	—	9,635
U.S. government obligations	209,684	—	—	209,684
Corporate debt (2)	92,300	—	—	92,300
Total liabilities held at fair value	$2,055,462	$—	$—	$2,055,462

(1)	Equities of $754.8 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt of $50 thousand have been netted by their respective long and short positions by CUSIP number.

(3)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(4)
Other primarily consists of a $58.5 million receivable from Bats related to the sale of KCG Hotspot and a $6.1 million receivable from the sale of an investment, both of which are included within Other Assets and $2.2 million of deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$2,129,208	$—	$—	$2,129,208
Listed options	178,360	—	—	178,360
U.S. government and Non-U.S. government obligations	41,706	—	—	41,706
Corporate debt (2)	94,681	—	—	94,681
Foreign currency forward contracts	—	445	—	445
Total Financial instruments owned, at fair value	2,443,955	445	—	2,444,400
Investment in CME Group (3)	1,814	—	—	1,814
Other (4)	—	65,732	5,789	71,521
Total assets held at fair value	$2,445,769	$66,177	$5,789	$2,517,735
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,856,171	$—	$—	$1,856,171
Listed options	151,893	—	—	151,893
U.S. government obligations	21,056	—	—	21,056
Corporate debt (2)	84,284	—	—	84,284
Total liabilities held at fair value	$2,113,404	$—	$—	$2,113,404

(1)	Equities of $856.4 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt instruments of $0.1 million have been netted by their respective long and short positions by CUSIP number.

(3)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(4)
Other primarily consists of a $64.2 million receivable from Bats related to the sale of KCG Hotspot and a $5.8 million receivable from the sale of an investment, both of which are included in Other assets and $1.5 million of deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

The Company's derivative financial instruments are also held at fair value. See Footnote 5 "Derivative Financial Instruments" for further information.
The Company’s equities, listed options, U.S. government and non-U.S. government obligations, corporate debt and strategic investments that are publicly traded and for which the Company does not exert significant influence on operating and financial policies are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.
The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.
As of both March 31, 2016 and December 31, 2015, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy at March 31, 2016 (in thousands):

	Level 3 Financial Assets for the three months ended March 31, 2016
	Balance at January 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at March 31, 2016
Receivable from sold investment	$5,789	$—	$273	$—	$—	$—	$—	$—	$6,062
As of March 31, 2015, there were no financial assets and liabilities categorized within Level 3 of the fair value hierarchy.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.
Foreign currency forward contracts
At March 31, 2016 and December 31, 2015, the Company had foreign currency forward contracts with a notional value of 850.0 million Indian Rupees ($12.8 million U.S. dollars) and 850.0 million Indian Rupees ($13.0 million U.S. dollars), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.
Other
Other primarily consists of the fair value of the Company's receivable from Bats from the sale of KCG Hotspot as more fully described in Footnote 3 "Assets and Liabilities Held for Sale and Sales of Businesses". Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
The Company has elected the fair value option related to its receivable from Bats. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.
The Company has elected the fair value option related to a receivable originating from the sale of an investment which is classified within Level 3 of the fair value hierarchy. The range of undiscounted amounts the Company may receive for this receivable is between $0 and $8.5 million. The valuation of this financial instrument was based upon the use of a model developed by Company management. Inputs into this model were based upon risk profiles of similar financial instruments in the market and reflects management’s judgment relating to the appropriate discount on the receivable as well as a financial assessment of the debtor. To the extent that valuations based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Movements in these unobservable inputs would not materially impact the Company's current valuation.
5. Derivative Financial Instruments
The Company enters into derivative transactions as part of its trading activities and to manage foreign currency exposure. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.
During the normal course of business, the Company enters into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.
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
The following tables summarize the fair value and number of derivative instruments held at March 31, 2016 and December 31, 2015. These instruments include those classified as Financial instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts and bi-lateral over the counter swaps which are reported within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition. The fair value of assets/liabilities are shown gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting agreements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these agreements exist and could have an effect on our financial position (in thousands, except contract amounts):

		March 31, 2016
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$528	4,023	$1,789	5,376
Forward contracts (1)	Financial instruments owned, at fair value	204	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	2,111	2,351	2,375	2,208
Swap contracts	Receivable from brokers, dealers and clearing organizations	142	1	153	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	11,801	69,691	9,635	67,929
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	5,634	3,367	6,916	3,951
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	141,436	48,408	143,284	48,887
Gross derivative assets/liabilities, before netting		$161,856		$164,152
Less: Legally enforceable master netting agreements
Exchange traded (2)		(149,191)		(154,364)
Bi-lateral over-the-counter (3)		—		(153)
Net amounts per Consolidated Statement of Financial Condition (4)		$12,665		$9,635

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$578	3,675	$955	6,586
Forward contracts (1)	Financial instruments owned, at fair value	445	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,558	4,038	1,743	3,432
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	281	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,360	360,469	151,893	390,949
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,265	6,195	4,037	4,891
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	35,441	22,424	35,814	24,261
Gross derivative assets/liabilities, before netting		$220,647		$194,723
Less: Legally enforceable master netting agreements
Exchange traded (2)		(41,146)		(42,549)
Bi-lateral over-the-counter (3)		—		(281)
Net amounts per Consolidated Statement of Financial Condition (4)		$179,501		$151,893

(1)	The foreign currency forward contract represents a net investment hedge and is designated as a hedging instrument.

(2)	Exchange traded instruments comprise futures contracts and listed options.

(3)	Bi-lateral over-the-counter instruments comprise swaps.

(4)
The Company has not received or pledged additional collateral under master netting agreements and or other credit support agreements that is eligible to be offset beyond what is offset in the Consolidated Statements of Financial Condition.

The fair value of listed options and forward contracts in the tables above are classified as Level 1 and Level 2 in the fair value hierarchy, respectively. The fair value of futures contracts and swaps in the tables above would be classified as Level 1 and Level 2 in the fair value hierarchy, respectively, if such classification were required.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the gains and losses included in the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.

		Gain (Loss) Recognized
	Financial Statements	For the three months ended March 31,
	Location	2016	2015
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$312	$1,008
Forward contracts	Investment income and other, net	—	(294)
Equity
Futures contracts	Trading revenues, net	8,922	2,377
Swap contracts	Trading revenues, net	1,886	329
Listed options (1)	Trading revenues, net	3,871	(13,550)
Fixed income
Futures contracts	Trading revenues, net	6,833	8,544
Commodity
Futures contracts	Trading revenues, net	6,966	15,435
		$28,790	$13,849
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(149)	$—

(1)
Gains and losses recognized on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Trading revenues, net on the Company’s Consolidated Statements of Operations.

6. Collateralized Transactions
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

	March 31, 2016	December 31, 2015
Collateral permitted to be delivered or repledged	$1,632,016	$1,640,145
Collateral that was delivered or repledged	1,573,958	1,570,921
Collateral permitted to be further repledged by the receiving counterparty	117,861	188,345
In order to finance securities positions, the Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Repurchase agreements and other secured financings are short-term and mature within one year. Financial instruments owned and pledged to counterparties that have the right to sell or repledge such financial instruments primarily consist of equities. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consist of equities, corporate obligations and obligations of the U.S. government, but may also include obligations of federal agencies, foreign governments and convertible securities.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2016	December 31, 2015
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$391,099	$324,146
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,002,536	1,027,847
The table below presents the gross carrying value of Securities loaned and Financial instruments sold under agreements to repurchase by class of collateral pledged (in thousands):

March 31, 2016		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$516,864	$820,536
U.S. government obligations	—	44,304
Corporate debt	10,494	44,464
Total	$527,358	$909,304

December 31, 2015		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$451,085	$855,632
U.S. government obligations	—	54,902
Corporate debt	12,292	44,368
Total	$463,377	$954,902
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
In the event of counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated as an unsecured claim in bankruptcy court.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,681,886	$—	$1,681,886	$1,627,939	$9,286	$44,661
Receivable from brokers, dealers and clearing organizations (3)	9,053	—	9,053	8,852	—	201
Total assets	$1,690,939	$—	$1,690,939	$1,636,791	$9,286	$44,862
Liabilities
Securities loaned	$527,358	$—	$527,358	$508,848	$9,286	$9,224
Financial instruments sold under agreements to repurchase	909,304	—	909,304	909,151	—	153
Total liabilities	$1,436,662	$—	$1,436,662	$1,417,999	$9,286	$9,377

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
See Footnote 5 "Derivative Financial Instruments" for information related to the offsetting of derivatives in the Company's Consolidated Financial Statements.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (in thousands):

As of March 31, 2016	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$527,358	$—	$—	$—	$527,358
Financial instruments sold under agreements to repurchase	44,304	535,000	190,000	140,000	909,304
Total	$571,662	$535,000	$190,000	$140,000	$1,436,662

As of December 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$463,377	$—	$—	$—	$463,377
Financial instruments sold under agreements to repurchase	54,902	635,000	150,000	115,000	954,902
Total	$518,279	$635,000	$150,000	$115,000	$1,418,279
7. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Receivable:
Clearing organizations and other	$548,456	$505,789
Financial instruments purchased under agreement to resell	9,053	65,433
Securities failed to deliver	98,572	109,989
Total receivable	$656,081	$681,211
Payable:
Clearing organizations and other	$535,362	$240,985
Securities failed to receive	39,298	32,820
Total payable	$574,660	$273,805
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
8. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Strategic investments:
Investments accounted for under the equity method	$91,745	$86,853
Investments held at fair value	1,923	1,814
Common stock or equivalent of companies representing less than 20% equity ownership held at adjusted cost	2,294	8,746
Total strategic investments	95,962	97,413
Other investments	2,176	1,530
Total investments	$98,138	$98,943
For the three months ended March 31, 2016 and 2015, the Company recorded income of $4.8 million and $2.2 million, respectively, related to Investments accounted for under the equity method of accounting. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 11 "Related Parties".
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In the first quarter of 2016, one of the Company's investments held at adjusted cost made a distribution to its owners, including the Company. As a result of this distribution, the investment's carrying value was adjusted and Company recognized a pre-tax gain of $2.3 million, which is included in Investment income and other, net on the Consolidated Statements of Operations.
See Footnote 21 "Subsequent Events" for details regarding the Company's sale of shares in the initial public offering of Bats.
9. Goodwill and Intangible Assets
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
No events occurred in the three months ended March 31, 2016 or 2015 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
As detailed in Footnote 3 “Assets and Liabilities Held for Sale & Sales of Businesses” the Company conducted a strategic review of its businesses and determined that certain of its businesses are no longer considered core to its strategy and the Company is currently seeking the opportunity to exit or divest of these businesses. The $24.4 million and $26.0 million estimated fair value of such intangibles as of March 31, 2016 and December 31, 2015, respectively are reported within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
The following table summarizes the Company’s goodwill by segment (in thousands):

	March 31, 2016	December 31, 2015
Market Making	$16,404	$16,404
Total	$16,404	$16,404
Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to eight years. The weighted average remaining life of the Company’s intangible assets with definite useful lives both at March 31, 2016 and December 31, 2015 was approximately three years.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	March 31, 2016 (1)	December 31, 2015 (1)
Market Making
Technology	$39,180	$38,151
Trading rights	7,820	8,530
Total	47,000	46,681
Global Execution Services
Technology	21,356	21,446
Customer relationships	9,028	9,389
Trade names	725	750
Total	31,109	31,585
Corporate and Other
Technology	6,764	5,801
Total	$84,873	$84,067

(1)
Excluded from the March 31, 2016 and December 31, 2015 balance is $24.4 million and $26.0 million, respectively, of intangibles related to businesses which meet the requirements to be considered held-for-sale. As noted in Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses", such amounts are included in Assets of businesses held for sale.

		March 31, 2016	December 31, 2015
Technology (1)	Gross carrying amount	$129,269	$120,256
	Accumulated amortization	(61,969)	(54,858)
	Net carrying amount	67,300	65,398
Trading rights (2)	Gross carrying amount	8,409	9,209
	Accumulated amortization	(589)	(679)
	Net carrying amount	7,820	8,530
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(3,972)	(3,611)
	Net carrying amount	9,028	9,389
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(275)	(250)
	Net carrying amount	725	750
Total	Gross carrying amount	151,678	143,465
	Accumulated amortization	(66,805)	(59,398)
	Net carrying amount	$84,873	$84,067

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two years as of both March 31, 2016 and December 31, 2015. Excluded from the March 31, 2016 and December 31, 2015 balances are $8.1 million and $8.8 million, respectively, of technology assets related to Assets of businesses held for sale. As noted in Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses", these assets are included in Assets of businesses held for sale.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 4 and 5 years as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, $6.9 million of trading rights had indefinite useful lives. Excluded from the March 31, 2016 and December 31, 2015 balances are $16.3 million and $17.2 million, respectively, of trading rights related to Assets of businesses held for sale.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 6 and 7 years as of March 31, 2016 and December 31, 2015, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 7 years as of both March 31, 2016 and December 31, 2015.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended March 31,
	2016	2015
Amortization expense	$7,559	$9,249
As of March 31, 2016, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the nine months ended December 31, 2016	$23,861
For the year ended December 31, 2017	29,956
For the year ended December 31, 2018	17,780
For the year ended December 31, 2019	2,299
For the year ended December 31, 2020	1,652
10. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Secured Notes	$461,174	$400,000	$495,632	$450,000
Deferred debt issuance costs (1)	(9,310)	—	(10,643)	—
Total	$451,864	$400,000	$484,989	$450,000

(1)
As discussed in Footnote 2 "Significant Accounting Policies", in 2016 the Company retrospectively adopted a new ASU which requires debt issuance costs be presented as a direct deduction from the carrying amount of the debt liability.

The fair value of the Company's 6.875% Senior Secured Notes is based upon the value of such debt in the secondary market.
The Company's 6.875% Senior Secured Notes would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
On or after March 15, 2017, KCG may redeem all or a part of the 6.875% Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the 6.875% Senior Secured Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of March 31, 2016, the Company was in compliance with these covenants.
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
The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of the 6.875% Senior Secured Notes. The issuance costs are recorded, net, within Debt on the Consolidated Statements of Financial Condition and are being amortized as interest expense over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.590%. Of the above mentioned costs, $11.3 million was paid to a related party. See Footnote 11 "Related Parties" for additional information relating to financing and advising activities.
In the first quarter of 2016, the Company repurchased $35.0 million par value of 6.875% Senior Secured Notes in the open market for $31.2 million (including interest owed). The Company recorded a $3.7 million pretax gain within Investment income and other, net on the Consolidated Statements of Operations as a result of these repurchases. The gain on repurchase was net of accelerated original issue discount of $0.3 million and accelerated deferred debt issuance costs of $0.7 million.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In the second quarter of 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statements of Operations for the year ended December 31, 2015.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of both March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of March 31, 2016, the Company and KCGA were in compliance with these covenants.
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
The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Interest expense	$8,417	$8,158
Amortization of debt issuance costs (1)	821	934
Commitment fee (2)	359	394
Accelerated amortization of debt issuance costs (3)	738	—
Accelerated interest expense on repurchase of debt (3)	298	—
Total	$10,633	$9,486

(1)	Included within Interest expense on the Consolidated Statements of Operations.

(2)	Included within Other expense on the Consolidated Statements of Operations.

(3)
In conjunction with the repurchase of debt in the open market, the Company recorded the prorated accelerated portion of its original issue discount and deferred debt issuance costs. these costs have been netted against the gain on repurchase within Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2016.

11. Related Parties
The Company interacts with one party which is the beneficial owner of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with certain investees for which KCG accounts for under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 8 "Investments"

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

for the carrying value of these investees at March 31, 2016 and December 31, 2015 and for the Company's income with respect to its equity earnings from these investees for the three months ended March 31, 2016 and 2015.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the three months ended March 31,
Statements of Operations	2016	2015
Revenues
Commissions and fees	$6,663	$3,492
Trading revenues, net	477	2,101
Interest, net	103	226
Total revenues from related parties	$7,243	$5,819
Expenses
Execution and clearance fees(1)	$880	$(4,628)
Communications and data processing	3,206	1,110
Payment for order flow	5	1,180
Collateralized financing interest	78	113
Professional fees	—	5,507
Other expense	5	621
Total expenses incurred with respect to related parties	$4,174	$3,903

(1)	Represents net volume based fees paid or received by KCG from taking or providing liquidity to related trading venues.

Statements of Financial Condition	March 31, 2016	December 31, 2015
Assets
Securities borrowed	$8,101	$10,573
Receivable from brokers, dealers and clearing organizations	1,326	1,987
Other assets	61,803	67,652
Liabilities
Securities loaned	$1,355	$3,844
Payable to brokers, dealers and clearing organizations	1,287	61
Accrued expenses and other liabilities	4,592	4,159
In March 2015, the Company completed the sale of KCG Hotspot to Bats, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2015. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments are recorded at their estimated fair value of $58.5 million in Other assets on the March 31, 2016 Consolidated Statement of Financial Condition and in the table above. See Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses" for additional information.
Additionally, for the three months ended March 31, 2015, the Company paid one of its related parties $16.8 million in fees related to financing and advisory activities associated with the issuance of the 6.875% Senior Secured Notes and the sale of KCG Hotspot to Bats. The $16.8 million comprised $11.3 million that was capitalized as deferred debt issuance costs and its remaining balance is included within Debt on the Consolidated Statements of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations for the three months ended March 31, 2015. These Professional fees are included in the table above, however, the $11.3 million capitalized debt issuance costs are not included in the table above as such costs are being amortized over the life of the debt.
In the three months ended March 31, 2016, the Company paid $36,000 in fees to one of its related parties for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

stock, at cost in the Consolidated Statement of Financial Condition as of March 31, 2016 and is not included in the above table.
See Footnote 21 "Subsequent Events" for details regarding the initial public offering of Bats.
12. Stock-Based Compensation
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
The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of restricted stock units ("RSUs") and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards. In the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") amended the terms of existing RSUs previously granted by the Company as a component of annual incentive compensation in respect of the 2012, 2013 and 2014 performance years (the “Outstanding Annual RSUs”) to provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee’s ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period (the “Continued Vesting Amendment”). The RSUs granted by the Company as a component of 2015 annual incentive compensation provide for the continued vesting treatment described above, and the Company expects that future equity awards granted as a component of annual incentive compensation (“Annual Equity Awards”) will have similar terms. As of March 31, 2016, there were approximately 26.1 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 14.3 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
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
As a result of implementing the Continued Vesting Amendment described above, the Outstanding Annual RSUs are no longer considered to have a service condition from an expense perspective. This amendment resulted in the acceleration of the unrecognized expense associated with such awards and the Company recorded a charge of $28.8 million in Employee compensation and benefits in the Consolidated Statements of Operations for the year ended December 31, 2015. Beginning in the second quarter of 2015, the Company also began to recognize in the current year the expense associated with the RSUs expected to be granted by the Company early in the following year for the current year's annual incentive compensation.
The Company measures compensation expense related to Off-Cycle Grants (and previously for Outstanding Annual RSUs) based on the fair value of KCG Class A Common Stock at the date of grant. When accruing compensation expense over the duration of a performance year prior to the grant of Annual Equity Awards for that year, the Company accrues compensation expense based on the estimated value of such future awards. For example, prior to granting the RSUs that are expected to be awarded by the Company in early 2017 as a component of annual incentive compensation for the 2016 performance year, the Company will accrue compensation expense for such awards over the year ended December 31, 2016, based on the estimated value of such awards. The amount accrued during the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

year for Annual Equity Awards is included in Accrued compensation on the Consolidated Statements of Financial Condition.
Compensation expense relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended March 31,
	2016	2015
Stock award compensation expense	$17,053	$14,255
Income tax benefit	6,480	5,417
The following table summarizes restricted awards activity for the three months ended March 31, 2016 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2015	6,737	$11.29
Granted	3,044	10.51
Vested	(2,345)	11.44
Forfeited	(46)	11.33
Outstanding at March 31, 2016	7,390	$10.92
There was $11.0 million of unamortized compensation related to unvested RSUs at March 31, 2016 that are not Annual Equity Awards. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 0.8 years.
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
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the three months ended March 31, 2016 or 2015.
Compensation expense relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended March 31,
	2016	2015
Stock option and SAR compensation expense	$134	$1,013
Income tax benefit	51	385
The following table summarizes stock option and SAR activity and stock options exercisable for the three months ended March 31, 2016 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2015 (1)	4,371	$17.36
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(6)	42.59
Outstanding at March 31, 2016 (1)	4,365	$17.32	$3,133	2.23
Exercisable at March 31, 2016	2,985	$18.16	$2,088	2.21
Available for future grants at March 31, 2016 (2)	14,329

(1)	Includes 1.7 million SARs.

(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. There were no stock options or SARs exercised during the three months ended March 31, 2016 or 2015.
There is $0.1 million of unamortized compensation related to unvested stock options at March 31, 2016. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.27 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at March 31, 2016 and December 31, 2015 related to incentive units were $2.3 million and $2.4 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the three months ended March 31, 2016 (units in thousands):

Vested
Incentive units at December 31, 2015	30
Issued	—
Vested	—
Exercised	(1)
Canceled	—
Incentive units at March 31, 2016	29

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Incentive units	$(77)	$153
13. Income Taxes
The Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.
The following table reconciles the U.S. federal statutory income tax rate to the Company's actual income tax rate:

	For the three months ended March 31,
	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	2.8%	3.6%
Nondeductible expenses (1)	0.2%	0.0%
Foreign taxes	0.2%	0.0%
Other, net	(0.2)%	0.0%
Actual income tax rate	38.0%	38.6%

(1)	Nondeductible expenses include nondeductible meals and entertainment.
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
As of March 31, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2012 through 2015, and to non-U.S. income tax examinations for the tax years 2007 through 2015. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2015. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At March 31, 2016, the Company had $3.9 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At December 31, 2015, the Company had $3.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Debt interest expense and Interest, net, respectively, on the Consolidated Statements of Operations.
14. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income, net of tax by component for the three months ended March 31, 2016 and 2015 (in thousands):

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$150	$200	$350
Other comprehensive income (loss)	68	(133)	(65)
Balance March 31, 2016	$218	$67	$285

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2014	$352	$1,781	$2,133
Other comprehensive income (loss)	188	(623)	(435)
Balance March 31, 2015	$540	$1,158	$1,698
15. Warrants and Stock Repurchase
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
As a result of the Company’s "modified Dutch auction" tender offer ("Tender Offer") in the second quarter of 2015, the exercise price of each of the Class A, Class B and Class C Warrants was adjusted in accordance with the terms of the Warrant Agreement. All other terms of the Warrants remained the same.
The adjusted exercise price for each class of Warrants and the activity for the three months ended March 31, 2016 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at December 31, 2015	7,097	7,254	7,254	21,605
Exercised	—	—	—	—
Repurchased	(390)	(541)	(541)	(1,472)
Warrants - Outstanding at March 31, 2016	6,707	6,713	6,713	20,133
During the first quarter of 2016, the Company repurchased 1.5 million Warrants for $1.0 million.
Stock Repurchase
During the first quarter of 2016, the Company repurchased 1.8 million shares of KCG Class A Common Stock for $20.5 million under the Company's Board approved program. As of March 31, 2016, approximately $2.4 million in authority remained under the share repurchase program, which is subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture. See Footnote 21 "Subsequent Events" for further information regarding an expanded share repurchase program.
16. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of the Company's Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and Warrants were exercised and restricted awards were to vest.
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 23.8 million and 18.3 million for the three months ended March 31, 2016 and 2015, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	For the three months ended March 31,
	2016		2015
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$37,165	88,458	$249,301	110,782
Effect of dilutive stock based awards
Restricted awards		992		2,410
Stock options and SARs		155		286
Warrants		—		137
Income and shares used in diluted calculations	$37,165	89,605	$249,301	113,615
Basic earnings per common share		$0.42		$2.25
Diluted earnings per common share		$0.41		$2.19
17. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2016 or 2015.
18. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these ordinary matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period. The Company carries directors and officers’ liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities. In addition, there has been an increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority ("FCA"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. In addition, the Autorité des Marchés Financiers ("AMF") is investigating GETCO’s trading activities on Euronext for the period 2010 to 2012. The AMF board, upon the report of its investigation division, has referred the matter to the AMF enforcement committee who could decide to impose administrative sanctions or monetary penalties. The enforcement committee is currently scheduled to hear the matter on June 3, 2016. No reserve has been established for this matter since the Company is unable to provide a reasonable estimate of any potential liability for monetary penalties. It is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of the AMF investigation will not have a material adverse impact on the business, financial condition or operating results of the Company although it might be material to the operating results for any particular period.
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At March 31, 2016, the obligations have a weighted-average interest rate of 4.42% per annum and are on varying 3-year terms. The carrying amounts of the capital lease obligations approximate fair value and is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The future minimum payments including interest under the capitalized leases at March 31, 2016 consist of (in thousands):

Minimum Payments
2016	$1,595
2017	620
Total	$2,215
The total interest expense related to capital leases for the three months ended March 31, 2016 and 2015 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Interest expense - Capital leases	$24	$68
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $6.1 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company also subleases certain of its excess capacity to third parties and collects sublease income on such premises. Such income is part of lease loss accruals included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases. As of March 31, 2016, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and sublease income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Nine months ending December 31, 2016	$18,179	$3,803	$14,376
Year ending December 31, 2017	28,545	4,464	24,081
Year ending December 31, 2018	26,872	4,111	22,761
Year ending December 31, 2019	24,318	3,451	20,867
Year ending December 31, 2020	22,918	2,452	20,466
Thereafter through December 31, 2031	175,323	6,538	168,785
Total	$296,155	$24,819	$271,336
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At March 31, 2016, the Company had provided letters of credit for $10.8 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There were no compensation guarantees at March 31, 2016 or December 31, 2015 that extended beyond the respective year end.
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
Urban Financial of America, LLC, ("Urban"), the reverse mortgage origination and securitization business that was sold by KCG in November 2013, has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. The Company has not recorded any liabilities related to these potential losses as of March 31, 2016.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	For the three months ended March 31, 2016	For the year ended December 31, 2015
Balance as of beginning of period	$18,892	$5,897
Real estate charges incurred	—	23,186
Payments made, net	(203)	(8,921)
Interest accretion	(1,571)	(1,270)
Balance as of end of period	$17,118	$18,892
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
20. Business Segments
As of March 31, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
The Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. The Company generally earns commissions as an agent between principals for transactions; however, the Company may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s revenues, income (loss) before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended March 31, 2016:
Revenues	$258,918	$76,394	$10,112	$345,424
Pre-tax earnings	75,489	6,261	(21,785)	59,965
Total assets	4,999,201	1,020,306	176,791	6,196,298
For the three months ended March 31, 2015:
Revenues	$224,548	$464,266	$7,342	$696,156
Pre-tax earnings	39,340	381,058	(14,270)	406,128
Total assets	4,700,273	783,501	1,848,277	7,332,051
Included in Revenues and Pre-tax earnings within Global Execution Services for the three months ended March 31, 2015 are results of KCG Hotspot through March 13, 2015, the date of the sale. Also included in Revenues and Pre-tax earnings for the three months ended March 31, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively.
Included in total assets within Market Making and Corporate and Other at March 31, 2016 is $16.3 million and $8.1 million, respectively, related to Assets of businesses held for sale. As noted in Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses" for further information.
21. Subsequent Events
On April 15, 2016, shares of Bats common stock began trading on the Bats BZX Exchange under ticker symbol BATS. As part of the initial public offering, KCG sold 2.6 million shares for approximately $46.0 million after commissions and will recognize a pre-tax gain of approximately $33.4 million in the second quarter of 2016 on this sale. Following the offering, KCG's ownership stake in Bats was reduced to approximately 13.7% and KCG currently expects to continue to account for its investment in Bats under the equity method. KCG is subject to a lock-up agreement that restricts KCG’s ability to transfer shares of Bats common stock for the periods set forth therein.
On April 20, 2016, KCG's Board of Directors authorized an expanded share repurchase program of up to $200.0 million of KCG Class A Common Stock and Warrants (including the remaining capacity under the previously authorized repurchase program), subject to compliance with the covenants contained in the Company's debt indenture. Under the program, the Company may repurchase shares of KCG Common Stock or Warrants from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately-negotiated transactions or by other means. Repurchases of shares may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be based on market conditions, share price, legal requirements and other factors. The program has no expiration date and may be suspended, modified or discontinued at any time without prior notice. No assurances can be given as to the amount of shares of KCG Common Stock or Warrants that KCG may actually repurchase.
On May 2, 2016, KCG closed the sale of its NYSE DMM business to Citadel. The transition of the business to Citadel is expected to be completed by the end of May 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and sustain revenue and earnings growth (ii) the sale of KCG Hotspot, including the receipt of additional payments that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk , legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; and (x) the announced plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY; and (xi) KCG's ability to complete the sale or disposition of any or all of the assets or businesses that are classified as held for sale. The above list is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part II, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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

Results of Operations
As of March 31, 2016, our operating segments comprised the following:

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

•
Global Execution Services— Our Global Execution Services segment comprises agency execution services and trading venues, offering trading in global equities, options, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions; however, we may commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income electronic communication network ("ECN") that also offers trading applications; and (iv) an alternative trading system ("ATS") for U.S. equities.

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
During the fourth quarter of 2015, management conducted a strategic review of its businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of such a review, KCG determined that certain of its businesses, including its NYSE DMM business, were no longer considered core to its strategy, and KCG began seeking opportunities to exit or divest of these businesses. KCG believes that this current course of action did not represent a strategic shift that will have a major effect on its operations and financial results, but does meet the requirements to be considered held-for-sale at March 31, 2016 and December 31, 2015. The fair value of such assets, of $24.4 million and $26.0 million, are included within Assets of businesses held-for-sale on the March 31, 2016 and December 31, 2015 Consolidated Statements of Financial Condition. See Footnote 3 "Assets and Liabilities of Businesses Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" for further details.
In the first quarter of 2016, we completed the sale of assets related to our retail U.S. options market making business which were included in Assets of businesses held for sale at December 31, 2015. As a result of the sale, we recorded a $2.9 million gain within our Market Making segment.
On February 4, 2016, we entered into an asset purchase agreement with Citadel Securities LLC (“Citadel”), pursuant to which we agreed to sell our NYSE DMM business to Citadel. See Footnote 21 "Subsequent Events" in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q.
In March 2015, we completed the sale of KCG Hotspot to Bats Global Markets, Inc. ("Bats") and recorded a gain on sale of $385.0 million or $373.8 million net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million.

The results of the business and gain on sale of KCG Hotspot are included in the Global Execution Services segment, up through the date of its sale. For additional information, see Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) of our segments and on a consolidated basis (in thousands):

	For the three months ended March 31,
	2016	2015
Market Making
Revenues	$258,918	$224,548
Expenses	183,429	185,208
Pre-tax earnings	75,489	39,340
Global Execution Services
Revenues	76,394	464,266
Expenses	70,133	83,208
Pre-tax earnings	6,261	381,058
Corporate and Other
Revenues	10,112	7,342
Expenses	31,897	21,612
Pre-tax loss	(21,785)	(14,270)
Consolidated
Revenues	345,424	696,156
Expenses	285,459	290,028
Pre-tax earnings	$59,965	$406,128
For additional details regarding our segments, see Footnote 20 “Business Segments” included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
Consolidated revenues for the three months ended March 31, 2016 were $345.4 million compared to $696.2 million for the comparable period in 2015 which included a $385.0 million gain from the sale of KCG Hotspot to Bats. Consolidated pre-tax earnings for the three months ended March 31, 2016 were $60.0 million as compared to $406.1 million for the comparable period in 2015.
The Company’s net revenues, which we define as total revenues, less execution and clearance fees, payments for order flow and collateralized financing interest, and which excludes certain revenue items such as the aforementioned $385.0 million gain on the sale of KCG Hotspot for the three months ended March 31, 2015 ("Net revenues”) were $250.0 million for the three months ended March 31, 2016, compared to $219.0 million for the comparable period in 2015. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.
The following tables provide a full reconciliation of total revenues to Net revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Reconciliation of Total revenues to Net revenues:
Total revenues per Consolidated Statements of Operations	$345,424	$696,156
Less:
Execution and clearance fees	73,634	68,473
Payments for order flow	12,655	15,221
Collateralized financing interest	9,163	8,456
Gain on sale of KCG Hotspot	—	385,026
Net revenues	$249,972	$218,980
Consolidated revenues for the three months ended March 31, 2016 of $345.4 million decreased from consolidated revenues of $696.2 million for the comparable period in 2015. The $350.7 million decrease is primarily due to the $385.0 million gain on the sale of KCG Hotspot offset, in part, by favorable market conditions such as higher volumes and volatility leading to higher trading revenues within our Market Making segment.
The changes in our results by segment from the comparable period in 2015 are summarized as follows:

•
Market Making— Our pre-tax earnings from Market Making for the three months ended March 31, 2016 were $75.5 million, compared to pre-tax earnings of $39.3 million for the comparable period in 2015. Results for 2016 were aided by favorable market conditions such as higher volumes and volatility which, among other factors, aided in the improved performance of our U.S. equity market making strategies, leading to higher net revenues, as well as lower expenses.

•
Global Execution Services— Our pre-tax earnings from Global Execution Services for the three months ended March 31, 2016 were $6.3 million, compared to pre-tax earnings of $381.1 million for the comparable period in 2015. The lower earnings for the three months ended March 31, 2016, compared to the comparable period in 2015, resulted primarily from the following: (i) a $385.0 million gain from the sale of KCG Hotspot recognized in the 2015 period, (ii) related professional fees of $6.7 million, (iii) sale related compensation expense of $4.5 million and (iv) earnings from the operation of KCG Hotspot up until its sale, which were included for most of the first quarter of 2015. The decrease in pre-tax results was partially offset by improved results in 2016 in our algorithmic trading and ETF businesses.

•
Corporate and Other— Our pre-tax earnings from our Corporate and Other segment was a loss of $21.8 million for the three months ended March 31, 2016 compared to a loss of $14.3 million for the comparable period in 2015. The increased loss was primarily a result of higher expenses for compensation and occupancy costs, the latter of which relates to our announced relocation of our corporate headquarters expected to occur later this year.

Headquarters relocation
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

•
There continues to be growth in electronic trading, including direct market access platforms, algorithmic and program trading, high frequency trading, ECNs, ATSs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may further reduce demand for traditional institutional voice services.

•
Over the past several years, exchanges have become far more competitive, and market participants have created ATSs, ECNs and other execution venues which compete with the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, while there is the possibility for consolidation among trading venues, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms and market making firms competing for retail and institutional order flow. Some of these new entrants are proposing features that may affect internalization practices and trading strategies of current market participants. Further, many broker dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future particularly as it relates to the trading of equities, fixed income, commodities, and currencies. As has been widely reported, there has been an increased focus by securities regulators, federal and state law enforcement agencies, Congress and the media on market structure issues, and, in particular, high frequency trading, best execution, ATS manner of operations, market fragmentation, public disclosures around order types and execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules. The SEC has recently approved a pilot program for certain securities to increase the minimum trading increment and to include a “trade at” component, requiring that certain of these transactions occur only on an exchange, which could lead to increased costs for certain transactions.

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

•
There could be continued fluctuations, including possible substantial increases, in Section 31 fees and fees imposed by other regulators. In addition, clearing corporations are considering various proposals which could require substantial increases in clearing margin, liquidity and collateral requirements, and Financial Transaction Taxes have been introduced in certain jurisdictions and may be introduced in others.

•
The Dodd-Frank Act affects nearly all financial institutions that operate in the U.S. While the weight of the Dodd-Frank Act falls more heavily on large, complex financial institutions, smaller institutions will continue to face a more complicated and expensive regulatory framework.

•
There has recently been an increased focus and increased sanction levels by regulators on broker-dealers’ controls and surveillance for Anti-Money Laundering and sanctions compliance, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities.

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
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Also included in Commissions and fees are volume based fees earned from providing liquidity to other trading venues. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and, prior to the sale of KCG Hotspot, foreign exchange transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.
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
Investment income and other, net primarily represents returns on our investments as well as gains on the sales of our businesses and repurchases of our debt. Such income or loss is primarily affected by the performance and activity of our strategic investments and the effect of gains on the sale of businesses.
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
Debt interest expense consists primarily of costs associated with our debt, amortization of debt issuance costs and capital lease obligations.
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
Writedown of assets and other real estate related charges consist primarily of charges related to our operating leases and the acceleration of amortization and depreciation of leaseholds and fixed assets for office space that has been abandoned.
Other expenses include regulatory fees, corporate insurance, employment fees and general office expense.
Three months ended March 31, 2016 and 2015
Revenues
Market Making

	For the three months ended March 31,
	2016	2015	Change	% of Change
Trading revenues, net (thousands)	$218,653	$196,762	$21,891	11.1%
Commissions and fees (thousands)	38,009	31,186	6,823	21.9%
Interest, net and other (thousands)	2,256	(3,399)	5,655	N/M
Total revenues from Market Making (thousands)	$258,918	$224,548	34,370	15.3%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	30,888	31,025	(137)	(0.4)%
Average daily trades (thousands)	4,236	3,947	289	7.3%
Average daily NYSE and Nasdaq shares traded (millions)	1,109	933	176	18.9%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	3,707	4,115	(408)	(9.9)%
Average revenue capture per U.S. equity dollar value traded (bps)	1.13	0.92	0.21	22.8%
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the three months ended March 31,
	2016	2015	Change	% of Change
Commissions and fees (thousands) (1)	$68,090	$68,775	$(685)	(1.0)%
Trading revenues, net (thousands)	9,338	12,029	(2,691)	(22.4)%
Interest, net and other (thousands) (1)	(1,034)	383,462	(384,496)	(100.3)%
Total revenues from Global Execution Services (thousands)	$76,394	$464,266	(387,872)	(83.5)%
Average daily KCG Institutional Equities U.S. equities shares traded (millions) (2)	271.8	231.4	40.4	17.5%
Average daily KCG BondPoint fixed income par value traded ($ millions)	192.4	145.8	46.6	32.0%

(1)
For the three months ended March 31, 2015, Commissions and fees includes activity related to KCG Hotspot through March 13, 2015, while Interest, net and other includes the $385.0 million gain on the sale of KCG Hotspot.

(2)
KCG Institutional Equities average daily U.S. National Market System (NMS) equity share volume represents trading on behalf of clients covering algorithmic trading and high touch sales trading in single stocks, ETFs and programs. In 2016, KCG modified the reporting of trading volumes within the Global Execution Services segment to remove internal volume generated by KCG trading desks and add volume from sales trading. Prior periods have been recast for this new presentation.

Totals may not add due to rounding.

Corporate and Other

	For the three months ended March 31,
	2016	2015	Change	% of Change
Total revenues from Corporate and Other (thousands)	$10,112	$7,342	$2,770	37.7%
Trading revenues, net were $223.9 million in the three months ended March 31, 2016 and were up 7.3% from the comparable period in 2015. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues as well as the majority of the quarter over quarter growth in revenues are derived from our market making in U.S. equities which were aided by favorable market conditions during the first quarter of 2016 including increased volumes and volatility. This increase was slightly offset by the continuing effects of high levels of competition as well as a decrease in trading revenues from our non-U.S. equity market making trading strategies.
We calculate average revenue capture per U.S. equity market making dollar value traded (“revenue capture”) to measure the revenue that we earn per dollar traded within U.S. equity market making. Revenue capture is a calculated metric that helps summarize the performance of our U.S. equity market making strategies and is impacted in a similar manner to the components that make it up, including market volumes and volatility and the performance of our U.S. equity trading strategies. The revenue capture metric is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (which are included in Commissions and fees), (collectively “U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions for the relevant period.
Average revenue capture per U.S. equity dollar traded was 1.13 basis points ("bps") in the three months ended March 31, 2016, up 22.8% from 0.92 bps for the comparable period in 2015. U.S. Equity Market Making Revenues were $212.7 million and $174.7 million for the three months ended March 31, 2016 and 2015, respectively.
Commissions and fees increased 6.1% to $106.1 million in the three months ended March 31, 2016, compared to $100.0 million for the comparable period in 2015. The increase was primarily driven by higher revenues from the Market Making segment's volume based fees that are earned for providing liquidity to other trading venues as well as the growth of our agency-based electronic trading businesses, which includes the use of our client algorithms and order routing, and record highs from KCG Bondpoint, partially offset by the decrease in commissions due to the sale of our KCG Hotspot business, in March 2015.
Interest income, net increased to $117,000 in the three months ended March 31, 2016, compared to a net loss of $23,000 for the comparable period in 2015. Our interest income varies based on the amount of cash held and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other, net was $15.3 million in the three months ended March 31, 2016, compared to $387.4 million for the comparable period in 2015. Income for the three months ended March 31, 2016 includes a $2.9 million gain from the sale of assets related to our retail U.S. options market making operations, a $3.7 million gain from the repurchase of a portion of our 6.875% Senior Secured Notes and a $2.8 million net gain primarily resulting from a distribution from an investment. Income for the three months ended March 31, 2015 includes the $385.0 million gain on the sale of KCG Hotspot within our Global Execution Services segment. In addition to these items impacting the two comparable quarters, the current period had higher revenues from our investments which we account for under the equity method.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $97.6 million for the three months ended March 31, 2016 and $106.7 million for the comparable period in 2015. In 2016, employee compensation and benefits was 39.0% of Net revenues. Excluding the $4.5 million in compensation expense related to the sale of KCG Hotspot, employee compensation and benefits was $102.3 million for the comparable period in 2015 or 46.7% of Net revenues. The decrease on a dollar basis was primarily a result of fewer employees.
The number of full time employees decreased to 972 at March 31, 2016 from 1,038 at March 31, 2015. The decrease was due to natural attrition as well as cost cutting initiatives.
Execution and clearance fees were $73.6 million for the three months ended March 31, 2016 and $68.5 million for the comparable period in 2015. Execution and clearance fees were 21.3% of revenues for 2016 and 22.0% of revenues, excluding the gain on the sale of KCG Hotspot, in 2015. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $35.7 million for the three months ended March 31, 2016 and $33.8 million for the comparable period in 2015. The increase in communications and data processing expense primarily relates to higher market data and connectivity expenses.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $21.9 million for the three months ended March 31, 2016 and $20.6 million for the comparable period in 2015. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the remaining estimated useful lives of such assets upon adopting a plan in July 2015 to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible asset amortization expense due to the sale of KCG Hotspot, the sale of certain microwave communication network assets to the JV in 2015 as well as intangible assets included in Assets of businesses held for sale, which are no long being amortized. We expect that the increased depreciation related to fixed assets and leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See "Headquarters relocation" earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $12.7 million for the three months ended March 31, 2016 and $15.2 million for the comparable period in 2015. As a percentage of revenues, Payments for order flow decreased to 3.7% for 2016 from 4.9% of Adjusted revenues in 2015. The decrease on a dollar basis is due to the decrease in activity related to our retail options market making business which we exited in the first quarter offset, partially, by increased volumes in the U.S. equity market making business.
Debt interest expense was $9.5 million for the three months ended March 31, 2016 and $9.4 million for the comparable period in 2015. While there was a small variance in the total interest expense, the 2016 expense was impacted by the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes leading to lower interest expense compared to prior quarters. The 2015 interest expense was impacted by the issuance of $500.0 million in 6.875% Senior Secured Notes in late March and the retirement of the $305.0 million 8.25% Senior Secured Notes and the $117.3 million Cash Convertible Senior Subordinated Notes, also in late March.
Collateralized financing interest expense was $9.2 million for the three months ended March 31, 2016 and $8.5 million for the comparable period in 2015. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Occupancy and equipment rentals expense was $9.0 million for the three months ended March 31, 2016 and $7.3 million for the comparable period in 2015. The increase is primarily due to rent expense related to the lease of our new headquarters which commenced in late 2015. See "Headquarters relocation" earlier in this section for further information.
Professional fees were $6.1 million for the three months ended March 31, 2016 and $11.2 million for the comparable period in 2015. The decrease in Professional fees was primarily due to the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot in the three months ended March 31, 2015 offset, in part, by higher legal and auditing fees compared to the prior year.
There were no Writedown of assets and other real estate related charges for the three months ended March 31, 2016. Writedown of assets and other real estate related charges of $0.1 million for the three months ended March 31, 2015 primarily relates to adjustments to the previous calculations of lease losses due to actual and updated assumptions.
All other expenses were $10.3 million for the three months ended March 31, 2016 and $8.7 million for the comparable period for 2015. The increase primarily relates to an increase in recruiting costs offset, partially, by a decrease in marketing and client related activity included in Business development costs.
Our effective tax rate of 38.0% and 38.6% for the three months ending March 31, 2016 and 2015, respectively differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2016 and December 31, 2015, we had total assets of $6.20 billion and $6.04 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$647,070	$581,313
Financial instruments owned, at fair value:
Equities	2,350,324	2,129,208
Listed options	11,801	178,360
Debt securities	174,222	136,387
Collateralized agreements:
Securities borrowed	1,681,886	1,636,284
Receivable from brokers, dealers and clearing organizations (1)	557,509	571,222
Total cash and assets readily convertible to cash	$5,422,812	$5,232,774

(1)	Excludes $98.6 million and $110.0 million of securities failed to deliver as of March 31, 2016 and December 31, 2015, respectively.
Totals may not add due to rounding.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents increased from December 31, 2015 as a result of pre-tax earnings, the sale of assets related to our retail U.S. options market making and a distribution from one of our strategic investments, offset in part, by repurchases of a portion of our 6.875% Senior Secured Notes and Class A Common Stock and Warrants, payments of 2015 year-end bonuses in 2016, capital expenditures and estimated income tax payments. See Footnote 15 "Warrants and Stock Repurchase" and Footnote 10 “Debt” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
Financial instruments owned principally consist of equities that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and unlisted securities that trade over-the-counter and through marketplaces operated by the OTC Markets Group Inc. as well as U.S. government and non-U.S. government obligations and corporate debt securities, which include short-term bond funds. These financial instruments are used to generate revenues in our Market Making and Global Execution Services segments.
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
As of March 31, 2016, $1.39 billion of securities, primarily equities, have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2015, $1.35 billion of securities, primarily equities, were pledged as collateral to third-parties under financing arrangements.
Goodwill and intangible assets, net of accumulated amortization were slightly higher at March 31, 2016 primarily due to additional capitalized internal-use software.
Other assets primarily comprises deposits, prepaids and other miscellaneous receivables. Other assets decreased primarily as a result of the partial collection of our receivable from Bats related to our sale of KCG Hotspot and decrease in customer receivable balances. See Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further information on the Bats receivable.

The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $4.71 billion at March 31, 2016 and $4.60 billion at December 31, 2015. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. The decrease in Debt was primarily due to the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes. The decrease in our Accrued compensation expense is due to the payment of our 2015 bonus and lower accruals due to lower headcount.
Equity increased by $40.1 million, from $1.44 billion at December 31, 2015 to $1.48 billion at March 31, 2016. The increase in equity from December 31, 2015 was primarily a result of Net income and employee stock grants offset by our stock and warrant repurchase activities in 2016.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At March 31, 2016, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.29 billion.
Net Income for the three months ended March 31, 2016 was $37.2 million compared to $249.3 million for the three months ended March 31, 2015. Included in these amounts were certain non-cash income and expenses such as gains on investments, stock and unit-based compensation, depreciation, amortization and certain non-cash writedowns. Stock and unit-based compensation was $17.1 million and $15.4 million during the three months ended March 31, 2016 and 2015, respectively. Depreciation and amortization expense was $21.9 million and $20.6 million for the three months ended March 31, 2016 and 2015, respectively. We had no non-cash writedowns of assets and other real estate related charges for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015. We also had non-cash net gains of $5.4 million primarily related to strategic investments for the three months ended March 31, 2016 and $2.5 million for the three months ended March 31, 2015.
We received cash of $5.0 million and recorded a $2.8 million realized gain primarily from the sale of assets of businesses held for sale for the three months ended March 31, 2016. We received cash of $358.4 million, net of cash provided and recorded a $385.0 million realized gain from sale of KCG Hotspot for the three months ended March 31, 2015. We received the first annual payment of $6.6 million from Bats related to the sale of KCG Hotspot in the first quarter of 2016.
Capital expenditures, including capitalized software development costs, were $21.7 million and $9.5 million for the three months ended March 31, 2016 and 2015, respectively. Purchases of investments were $0.8 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. Proceeds and distributions received from investments were $6.5 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.
See Footnote 10 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for a description of our debt as of March 31, 2016.
Stock and Warrant Repurchases
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
During the first quarter of 2016, under our Board approved repurchase plan, we repurchased 1.8 million shares of our KCG Class A Common Stock for $20.5 million and repurchased 1.5 million Warrants for $1.0 million.
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
See Footnote 15 "Warrants and Stock Repurchase" and Footnote 21 “Subsequent Events” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for further information.
As noted in Footnote 21 "Subsequent Events" included in Part 1, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q, in April 2016, our Board of Directors authorized an expanded share repurchase program of up to $200.0 million of our Class A Common Stock and Warrants (including the $2.4 million of remaining capacity under the previously authorized repurchase program). All stock and warrant repurchases are subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
As of March 31, 2016 we had 90.4 million shares of KCG Class A Common Stock outstanding including RSUs as compared to 90.2 million shares at December 31, 2015.
Repurchases of debt
In the first quarter of 2016, we repurchased $35.0 million par value of 6.875% Senior Secured Notes in the open market for $31.2 million (including interest owed). The Company recorded a $3.7 million pretax gain within Investment income and other, net on the Consolidated Statements of Operations as a result of these repurchases. The gain on repurchase was net of accelerated original issue discount of $0.3 million and accelerated capitalized issuance costs of $0.7 million.
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission ("CFTC") and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of March 31, 2016, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at March 31, 2016, as reported in its regulatory filing (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$308,184	$1,000	$307,184
Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at March 31, 2016 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$168,022	$112,397	$55,625
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Our Australian and Indian trading entities are subject to certain financial resource requirements of the Australian Securities and Investment Commission and the Foreign Investment Promotion Board, respectively. As of March 31, 2016, we were in compliance with all such requirements.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Subsequent Events
See Footnote 21 “Subsequent Events” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for further discussion of subsequent events.
Critical Accounting Policies
Our Consolidated Financial Statements are based on the application of accounting principles generally accepted in the United States of America ("GAAP") which requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our Consolidated Financial Statements. We believe that the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.
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
Our receivable from Bats related to the sale of KCG Hotspot, foreign currency forward contracts, investment in the CME and certain other investments are also classified within Level 2 of the fair value hierarchy and a receivable related to the sale of an investment is classified within Level 3 of the fair value hierarchy.
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
Goodwill
Goodwill of $16.4 million at March 31, 2016 is primarily a result of the Mergers and relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value.
Intangible Assets
Intangible assets, less accumulated amortization, of $84.9 million at March 31, 2016 primarily result from the Mergers and are primarily attributable to our Market Making and Global Execution Services segments.
We amortize intangible assets with finite lives on a straight-line basis over their remaining estimated useful lives, the majority of which have been determined to range from one to 8 years. We will test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable.
Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests in financial services-related businesses held by us within our non-broker dealer subsidiaries. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when, in our judgment, we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. Strategic investments which are publicly traded and where we do not have significant influence are held at fair value.
We review investments on an ongoing basis to determine whether the carrying values of the investments have been impaired. If we determine that an impairment loss on an investment has occurred due to a decline in fair value or other conditions, we write down the investment to its estimated fair value.
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
When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on our Class A Common Stock on the grant date and the historical volatility of our Class A Common Stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards. See Footnote 12 "Stock-Based Compensation" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further discussion.
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
Other Estimates—The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. In addition to the estimates that we make in connection with accounting for the items noted above, the use of estimates is also important in determining provisions for potential losses that may arise from litigation, regulatory proceedings and tax audits.
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 18 "Commitments and Contingent Liabilities" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
See Footnote 2 "Significant Accounting Policies" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for a further discussion of our accounting policies.
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
For working capital purposes, we invest in money market funds and maintain interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the Consolidated Statements of Financial Condition. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at March 31, 2016 and December 31, 2015 was $2.54 billion and $2.44 billion, respectively, in long positions and $2.06 billion and $2.11 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $4.9 million using a hypothetical 10% increase in equity prices as of March 31, 2016, and an estimated loss of $5.1 million using a hypothetical 10% decrease in equity prices at March 31, 2016. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.
Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. We maintain a robust framework to manage operational risk events. The framework includes a sound risk management governance structure, including a Chief Risk Officer, a risk function, a Board Risk Committee and Management Risk Committee. Within the risk function, we have created a formal Operational Risk Management team lead by the Global Head of Operational Risk, responsible for managing the Company’s operational risk exposure. The Emergency Response Center has been established and is tasked with monitoring and responding to operational incidents and natural disasters in real time. The Emergency Management Plan ("EMP") sets forth procedures for firm-wide crisis response, should incidents go beyond the emergency solving capabilities of individual businesses. The EMP is tested several times a year with simulated emergencies of various kinds. Furthermore, the framework incorporates market access controls designed to closely monitor inbound and outbound orders and enable the rapid automatic shut-down for specific applications.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	March 31, 2016	December 31, 2015
Liquidity Pool Composition
Holding company
Cash held at banks	$4,582	$3,283
Money market and other highly liquid investments	290,921	330,698
KCGA
Cash held at banks	28,816	28,485
Money market and other highly liquid investments	121,184	121,515
Total Liquidity Pool	$445,503	$483,981
Cash and other highly liquid investments held by other subsidiary entities	$102,559	$73,779
In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lenders are at no time under any obligation to make any advances under the credit facilities, and any outstanding loans must be repaid on demand. See Footnote 10 "Debt" included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for additional information regarding our credit facilities.
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
Our risk team's processes for managing credit risk include a qualitative and quantitative risk assessment of significant counterparties prior to engaging in business activity, as well as on an ongoing basis. The review includes formal financial analysis and due diligence when appropriate.
Our risk team is responsible for approving new counterparties and establishing credit limits to manage credit risk exposure by counterparty and business line. The assigned limits reflect the various elements of assessed credit risk and are subsequently revised to correspond with changes in the counterparties’ credit profiles. Our risk team communicates counterparty limits to the business areas as well as senior management, and oversees compliance with the established limits.
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, KCG's disclosure controls and procedures are effective.
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
The information required by this Item is set forth in the “Legal Proceedings” section in Footnote 18 "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of KCG Class A Common Stock during the first quarter of 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2016 - January 31, 2016
Common stock repurchases	1,309		1,309	$8,906
Employee transactions (2)	242		—
Total	1,551	$11.31	1,309
February 1, 2016 - February 29, 2016
Common stock repurchases	—		—	$8,906
Employee transactions (2)	727		—
Total	727	$10.48	—
March 1, 2016 - March 31, 2016
Common stock repurchases	468		468	$2,439
Employee transactions (2)	8		—
Total	476	$11.75	468
Total
Common stock repurchases	1,777		1,777	$2,439
Employee transactions (2)	977		—
Total	2,754	$11.17	1,777
Totals may not add due to rounding.
(1) During the second quarter of 2014, our Board of Directors approved an initial program to repurchase up to a total of $150.0 million in shares of our outstanding KCG Class A Common Stock and Warrants. In April 2015, our Board of Directors authorized an expanded share repurchase program of up to $400.0 million of our Class A Common Stock and Warrants (including the $55.0 million of remaining capacity under the previously authorized repurchase program). In April 2016, our Board of Directors authorized an expanded share repurchase program of up to $200.0 million of our Class A Common Stock and Warrants (including the $2.4 million of remaining capacity under the previously authorized repurchase program). We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur.
(2) Represents shares of the Company's Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.
(3) In March 2016, the Company repurchased 1.5 million Warrants for $1.0 million under the share repurchase program authorized by our Board of Directors. As of March 31, 2016, approximately $2.4 million in authority remained under the share repurchase program authorized by our Board of Directors in April 2015.

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

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2016 (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May 2016.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer