Form 10-Q
period 2016-06-30
KCG Holdings, Inc.
filed 2016-08-09
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
At August 5, 2016, the number of shares outstanding of the Registrant’s Class A Common Stock was 86,412,493 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2016

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$186,882	$170,750	$410,820	$379,545
Commissions and fees	94,961	87,370	201,062	187,331
Interest, net	267	(596)	384	(619)
Investment income and other, net	37,804	4,358	53,072	391,781
Total revenues	319,914	261,882	665,338	958,038
Expenses
Employee compensation and benefits	76,092	109,471	173,678	216,189
Execution and clearance fees	73,742	62,598	147,376	131,071
Communications and data processing	36,376	34,240	72,033	68,004
Depreciation and amortization	22,234	20,726	44,139	41,341
Payments for order flow	13,090	14,935	25,745	30,156
Debt interest expense	9,191	10,911	18,683	20,308
Collateralized financing interest	9,609	8,859	18,772	17,315
Occupancy and equipment rentals	9,829	7,474	18,819	14,814
Professional fees	5,301	5,694	11,358	16,875
Business development	1,960	3,025	3,079	4,882
Debt extinguishment charges	—	25,006	—	25,006
Writedown of assets and other real estate related charges	—	6,327	—	6,459
Other	7,925	9,730	17,126	16,604
Total expenses	265,349	318,996	550,808	609,024
Income (loss) before income taxes	54,565	(57,114)	114,530	349,014
Income tax expense (benefit)	21,011	(37,952)	43,811	118,875
Net income (loss)	$33,554	$(19,162)	$70,719	$230,139
Basic earnings (loss) per share	$0.39	$(0.18)	$0.81	$2.08
Diluted earnings (loss) per share	$0.38	$(0.18)	$0.79	$2.02
Shares used in computation of basic earnings (loss) per share	86,138	108,588	87,326	110,890
Shares used in computation of diluted earnings (loss) per share	88,214	108,588	89,125	113,809

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$33,554	$(19,162)	$70,719	$230,139
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	16	(51)	84	137
Cumulative translation adjustment, net of tax	(517)	(433)	(650)	(1,056)
Comprehensive income (loss)	$33,053	$(19,646)	$70,153	$229,220

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets	(In thousands)
Cash and cash equivalents	$492,497	$581,313
Cash and cash equivalents segregated under federal and other regulations	3,000	3,000
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $901,496 at June 30, 2016 and $324,146 at December 31, 2015:
Equities	2,556,172	2,129,208
Listed options	20,991	178,360
Debt securities	228,887	136,387
Other financial instruments	15	445
Total financial instruments owned, at fair value	2,806,065	2,444,400
Collateralized agreements:
Securities borrowed	1,888,295	1,636,284
Receivable from brokers, dealers and clearing organizations	1,318,607	681,211
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	105,863	94,858
Investments	90,329	98,943
Goodwill and Intangible assets, less accumulated amortization	101,326	100,471
Deferred tax asset, net	151,058	151,225
Assets of businesses held for sale	8,194	25,999
Other assets	226,873	222,831
Total assets	$7,192,107	$6,040,535
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$2,011,163	$1,856,171
Listed options	25,501	151,893
Debt securities	324,858	105,340
Total financial instruments sold, not yet purchased, at fair value	2,361,522	2,113,404
Collateralized financings:
Securities loaned	1,011,288	463,377
Financial instruments sold under agreements to repurchase	895,899	954,902
Total collateralized financings	1,907,187	1,418,279
Payable to brokers, dealers and clearing organizations	682,826	273,805
Payable to customers	83,680	17,387
Accrued compensation expense	87,017	154,547
Accrued expenses and other liabilities	158,445	134,026
Debt	452,694	484,989
Total liabilities	5,733,371	4,596,437
Equity
Class A Common Stock
Shares authorized: 1,000,000 at June 30, 2016 and December 31, 2015; Shares issued: 108,961 at June 30, 2016 and 106,025 at December 31, 2015; Shares outstanding: 86,858 at June 30, 2016 and 90,156 at December 31, 2015	1,090	1,060
Additional paid-in capital	1,458,752	1,436,671
Retained earnings	262,839	192,120
Treasury stock, at cost; 22,103 shares at June 30, 2016 and 15,869 shares at December 31, 2015	(263,729)	(186,103)
Accumulated other comprehensive income	(216)	350
Total equity	1,458,736	1,444,098
Total liabilities and equity	$7,192,107	$6,040,535

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended June 30, 2016
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2015	106,025	$1,060	$1,436,671	$192,120	(15,869)	$(186,103)	$350	$1,444,098
KCG Class A Common Stock repurchased	—	—	—	—	(6,234)	(77,626)	—	(77,626)
Warrants repurchased	—	—	(15,184)	—	—	—	—	(15,184)
Stock-based compensation & Warrants exercised	2,936	30	37,265	—	—	—	—	37,295
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	84	84
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(650)	(650)
Net income	—	—	—	70,719	—	—	—	70,719
Balance, June 30, 2016	108,961	$1,090	$1,458,752	$262,839	(22,103)	$(263,729)	$(216)	$1,458,736

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities	(In thousands)
Net income	$70,719	$230,139
Adjustments to reconcile Net income to net cash provided by (used in) operating activities
Realized gain on sale of KCG Hotspot	—	(385,026)
Depreciation and amortization	44,139	41,341
Stock and unit-based compensation	24,949	56,422
Realized gain on sale of assets	(36,195)	—
Realized gain on repurchase of debt	(3,676)	—
Unrealized gain on investments	(6,971)	(4,661)
Deferred taxes	—	(25,781)
Other	4,760	16,798
Decrease (increase) in operating assets
Cash and cash equivalents segregated under federal and other regulations	—	(239)
Financial instruments owned, at fair value	(361,665)	11,645
Securities borrowed	(252,014)	(239,250)
Receivable from brokers, dealers and clearing organizations	(637,396)	498,543
Other assets	(9,386)	(32,938)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	248,117	(247,549)
Securities loaned	547,911	33,988
Financial instruments sold under agreements to repurchase	(59,004)	62,091
Payable to brokers, dealers and clearing organizations	409,021	(146,341)
Payable to customers	66,293	16,172
Accrued compensation expense	(55,185)	(49,374)
Accrued expenses and other liabilities	18,824	71,072
Net cash provided by (used in) operating activities	13,241	(92,948)
Cash flows from investing activities
Cash received from sale of KCG Hotspot, net of cash provided	6,552	360,928
Cash received from sale of assets	21,220	—
Cash received from sale of investments and redemptions from investments	52,948	2,517
Purchases of fixed assets and leasehold improvements	(39,275)	(13,238)
Capitalization of software development costs	(17,370)	(9,244)
Purchases of investments	(3,300)	(2,376)
Net cash provided by investing activities	20,775	338,587
Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—
Proceeds from issuance of 6.875% Senior Secured Notes, net	—	494,810
Repayment of 8.25% Senior Secured Notes	—	(305,000)
Repayment of convertible notes	—	(117,259)
Payment of debt issuance costs	—	(12,645)
Principal payments on capital lease obligations	(1,019)	(2,823)
Cost of common stock repurchased - Tender Offer	—	(330,000)
Cost of common stock repurchased	(76,117)	(10,653)
Stock options exercised	—	1,046
Warrants exercised	—	247
Cost of warrants repurchased	(15,184)	—
Income tax provision on stock awards exercised	—	218
Net cash used in financing activities	(122,608)	(282,059)
Effect of exchange rate changes on cash and cash equivalents	(224)	(1,056)
Decrease in cash and cash equivalents	(88,816)	(37,476)
Cash and cash equivalents at beginning of period	581,313	578,768
Cash and cash equivalents at end of period	$492,497	$541,292
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,416	$39,140
Cash paid for income taxes	$15,955	$63,242
Non-cash investing activities - Contribution of fixed assets to joint venture	$—	$1,927

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
As of June 30, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making. KCG is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company's cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").
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
Sales of Businesses
Management from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and the Company's Board of Directors determine that the disposal of a business may return a higher value to stockholders, or that the business is no longer core to its strategy, the Company may divest or exit such business.
In March 2015, the Company sold KCG Hotspot, the Company's former spot institutional foreign exchange ECN, to Bats Global Markets, Inc. ("Bats"). The results of KCG Hotspot, including the gain on sale, were included in the Global Execution Services segment, up through the date of its sale.
In March 2016, KCG completed the sale of assets related to its retail U.S. options market making business.
In May 2016, KCG completed the sale of its business as an equities designated market maker ("DMM") on the New York Stock Exchange ("NYSE") to Citadel Securities LLC (“Citadel”).

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The results of both the retail U.S. options market making business and the DMM business were included in the Market Making segment, up through the date of the respective sales.
See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for further details.
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
Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased relate to market making and trading activities, and include listed and other equity securities, listed equity options and fixed income securities that are recorded on a trade date basis and are reported at fair value. Such financial instruments are netted by their respective long and short positions by CUSIP/ISIN number, when applicable. Trading revenues, net, which comprises trading gains, net of trading losses on such financial instruments, are also recorded on a trade date basis.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest Income	$2,896	$3,302	$6,004	$7,073
Interest Expense	(2,629)	(3,898)	(5,620)	(7,692)
Interest, net	$267	$(596)	$384	$(619)

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Dividend Income	$13,013	$13,973	$24,933	$30,717
Dividend Expense	$(11,565)	$(10,104)	$(20,714)	$(20,357)
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Investments
Investments primarily comprise noncontrolling equity ownership interests in financial services-related businesses and are held by the Company's non-broker dealer subsidiaries. These investments are accounted for under the equity method, at cost, or at fair value. The equity method of accounting is used when the Company has significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded and where the Company does not exert significant influence on operating and financial policies are held at fair value and accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
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
Goodwill and intangible assets
The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies that the carrying amounts may not be recoverable. The Company amortizes intangible assets with finite lives on a straight line basis over their estimated useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.
Payable to customers
Payable to customers primarily relate to amounts due on cash and margin transactions. Due to their short-term nature, such amounts approximate fair value.
Repurchases of common stock
The Company may repurchase shares of KCG Class A Common Stock, par value $0.01 per share ("KCG Class A Common Stock") in the open market or through privately negotiated transactions. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock, which include shares repurchased in satisfaction of tax withholding obligations upon vesting of restricted awards, at cost as a separate component of stockholders’ equity. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses and in certain other circumstances. For shares that are retired, the Company records its repurchases at cost, as a reduction in KCG Class A Common Stock for the par value of such retired shares and a reduction in Retained earnings for the balance.
Repurchases of warrants
As discussed in Footnote 15 "Warrants and Stock Repurchase", in connection with the Mergers, the Company issued Class A, Class B and Class C warrants to acquire shares of KCG Class A Common Stock ("Warrants"). The Company may repurchase Warrants through privately negotiated transactions. The Company records its purchases of Warrants as a reduction in Additional paid-in capital for the total cost.
Repurchases of debt
The Company may repurchase its 6.875% Senior Secured Notes in the open market or through privately negotiated transactions. The Company records its purchases of debt as a reduction in Debt for the par value repurchased as well as a prorated reduction of original issue discount and capitalized issuance costs. Total cost also includes accrued interest on the repurchased debt, which is included in Accrued expenses and other liabilities. The Company will record

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

a gain to the extent that it repurchases debt at a price that is less than par value less the applicable original issue discount.
Foreign currency translation and foreign currency forward contracts
The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, including its Indian subsidiary, which utilizes the Indian Rupee. None of these non-U.S. dollar functional currency subsidiaries are significant to the Company’s Consolidated Financial Statements.
Assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax on the Consolidated Statements of Comprehensive Income.
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2016 and 2015, the Company recorded a gain of $0.5 million and a loss of $0.4 million, respectively on foreign currency transactions. For the six months ended June 30, 2016 and 2015, the Company recorded a gain of $0.9 million and a loss of $0.6 million, respectively on foreign currency transactions.
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
Depreciation, amortization and occupancy
Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis, upon occupancy of the location, over the shorter of the term of the related office lease or the expected useful life of the assets. The Company reviews fixed assets and leasehold improvements for impairment and their remaining useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
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
The following table presents the Company’s nonconsolidated VIE at June 30, 2016 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$12,928	$650	$12,928	$26,426
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
Recently adopted accounting guidance
In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to resolve diverse accounting treatment for share based awards in which the terms of the award are related to a performance target that affects vesting. The ASU requires an entity to treat a performance target that could be achieved after the requisite service period as a performance condition. Additionally, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered; if the performance target becomes probable of being achieved before the end of the requisite service period, then the

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The guidance became effective for reporting periods beginning after December 15, 2015 and has been applied prospectively. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.
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
3. Assets of Businesses Held for Sale & Sales of Businesses
In March 2015, the Company completed the sale of KCG Hotspot to Bats. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the remaining Annual Payments are contingent on Bats generating sufficient taxable net income to receive the tax benefits.
The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

contractual cash flows and market discount rates. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments of $63.2 million are recorded at fair value of $59.2 million in Other assets on the Consolidated Statement of Financial Condition as of June 30, 2016.
The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statement of Operations for the six months ended June 30, 2015. The net gain on the sale of KCG Hotspot was $373.8 million which is net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statement of Operations for the six months ended June 30, 2015.
In accordance with the Company's strategic review of its businesses and evaluation of their potential value in the marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its DMM business, were no longer considered core to its strategy. KCG believes that the sale or divestiture of these businesses does not represent a strategic shift that will have a major effect on its operations and financial results, however, these businesses met the requirements to be considered as held for sale at December 31, 2015 and, for the assets of businesses not yet sold, continue to meet such requirements at June 30, 2016. Assets of businesses held for sale are recorded at the lower of their book value or their estimated fair value and are reported as Assets of businesses held for sale on the June 30, 2016 and December 31, 2015 Consolidated Statements of Financial Condition. See Footnote 9 "Goodwill and Intangible Assets" for further details.
Included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's retail options market making business. The assets were sold to a third party in March 2016, and as a result of the sale, the Company recorded a gain of $2.9 million, which is included in Investment income and other, net on the Consolidated Statement of Operations for the six months ended June 30, 2016. Also included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's DMM business. The DMM business was sold to Citadel in May 2016. As charges were recorded in the fourth quarter of 2015 in order to reflect the estimated fair value of this held for sale business, no gain or loss on sale was recorded in the current period. The Company continues to have one business that is considered to be held for sale at June 30, 2016.
The assets of businesses held for sale as of June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Intangible assets, net of accumulated amortization	$8,194	$25,999
Total assets of businesses held for sale	$8,194	$25,999

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,556,172	$—	$—	$2,556,172
Listed options	20,991	—	—	20,991
U.S. government obligations	80,817	—	—	80,817
Corporate debt	148,070	—	—	148,070
Foreign currency forward contracts	—	15	—	15
Total Financial instruments owned, at fair value	2,806,050	15	—	2,806,065
Investment in CME Group (1)	1,950	—	—	1,950
Other (2)	—	61,394	6,347	67,741
Total assets held at fair value	$2,808,000	$61,409	$6,347	$2,875,756
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$2,011,163	$—	$—	$2,011,163
Listed options	25,501	—	—	25,501
U.S. government obligations	190,589	—	—	190,589
Corporate debt	134,269	—	—	134,269
Total liabilities held at fair value	$2,361,522	$—	$—	$2,361,522

(1)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(2)
Other primarily consists of a $59.2 million receivable from Bats related to the sale of KCG Hotspot and a $6.3 million receivable from the sale of an investment, both of which are included within Other Assets, and $2.2 million of deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,129,208	$—	$—	$2,129,208
Listed options	178,360	—	—	178,360
U.S. government and Non-U.S. government obligations	41,706	—	—	41,706
Corporate debt	94,681	—	—	94,681
Foreign currency forward contracts	—	445	—	445
Total Financial instruments owned, at fair value	2,443,955	445	—	2,444,400
Investment in CME Group (1)	1,814	—	—	1,814
Other (2)	—	65,732	5,789	71,521
Total assets held at fair value	$2,445,769	$66,177	$5,789	$2,517,735
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,856,171	$—	$—	$1,856,171
Listed options	151,893	—	—	151,893
U.S. government obligations	21,056	—	—	21,056
Corporate debt	84,284	—	—	84,284
Total liabilities held at fair value	$2,113,404	$—	$—	$2,113,404

(1)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(2)
Other primarily consists of a $64.2 million receivable from Bats related to the sale of KCG Hotspot and a $5.8 million receivable from the sale of an investment, both of which are included in Other assets, and $1.5 million of deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

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
As of both June 30, 2016 and December 31, 2015, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy at June 30, 2016 (in thousands):

	Level 3 Financial Assets for the three months ended June 30, 2016
	Balance at April 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at June 30, 2016
Receivable from sold investment	$6,062	$—	$285	$—	$—	$—	$—	$—	$6,347

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Level 3 Financial Assets for the six months ended June 30, 2016
	Balance at January 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at June 30, 2016
Receivable from sold investment	$5,789	$—	$558	$—	$—	$—	$—	$—	$6,347
The unrealized gains of $0.3 million and $0.6 million are included within Investment income and other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.
Foreign currency forward contracts
At June 30, 2016 and December 31, 2015, the Company had foreign currency forward contracts with a notional value of 735.0 million Indian Rupees ($10.7 million U.S. dollars) and 850.0 million Indian Rupees ($13.0 million U.S. dollars), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
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
The following tables summarize the fair value and number of derivative instruments held at June 30, 2016 and December 31, 2015. These instruments include those classified as Financial instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts and bi-lateral over the counter swaps which are reported within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition. The fair value of assets/liabilities are shown gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting agreements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these agreements exist and could have an effect on our financial position (in thousands, except contract amounts):

		June 30, 2016
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$506	506	$758	792
Forward contracts (1)	Financial instruments owned, at fair value	15	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	2,587	1,179	4,787	3,551
Swap contracts	Receivable from brokers, dealers and clearing organizations	66	1	555	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	20,991	114,960	25,501	125,778
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	5,580	6,234	9,618	6,932
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	128,641	50,530	128,615	50,127
Gross derivative assets/liabilities, before netting		$158,386		$169,834
Less: Legally enforceable master netting agreements
Exchange traded (2)		(136,756)		(143,778)
Bi-lateral over-the-counter (3)		—		(555)
Net amounts per Consolidated Statement of Financial Condition (4)		$21,630		$25,501

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$578	3,675	$955	6,586
Forward contracts (1)	Financial instruments owned, at fair value	445	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,558	4,038	1,743	3,432
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	281	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,360	360,469	151,893	390,949
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,265	6,195	4,037	4,891
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	35,441	22,424	35,814	24,261
Gross derivative assets/liabilities, before netting		$220,647		$194,723
Less: Legally enforceable master netting agreements
Exchange traded (2)		(41,146)		(42,549)
Bi-lateral over-the-counter (3)		—		(281)
Net amounts per Consolidated Statement of Financial Condition (4)		$179,501		$151,893

(1)	The foreign currency forward contract represents a net investment hedge and is designated as a hedging instrument.

(2)	Exchange traded instruments comprise futures contracts.

(3)	Bi-lateral over-the-counter instruments comprise swaps.

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the gains and losses included in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015.

		Gain (Loss) Recognized
	Financial Statements	For the three months ended June 30,		For the six months ended June 30,
	Location	2016	2015	2016	2015
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$1,253	$(202)	$1,565	$806
Forward contracts	Investment income and other, net	—	284	—	(10)
Equity
Futures contracts	Trading revenues, net	2,481	11,361	11,403	13,738
Swap contracts	Trading revenues, net	826	739	2,712	1,068
Listed options	Trading revenues, net	(3,536)	(2,631)	335	(16,181)
Fixed income
Futures contracts	Trading revenues, net	7,039	16,377	13,872	24,921
Commodity
Futures contracts	Trading revenues, net	14,591	9,568	21,557	25,003
		$22,654	$35,496	$51,444	$49,345
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(224)	$(6)	$(374)	$(6)
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

	June 30, 2016	December 31, 2015
Collateral permitted to be delivered or repledged	$1,906,209	$1,640,145
Collateral that was delivered or repledged	1,824,960	1,570,921
Collateral permitted to be further repledged by the receiving counterparty	72,766	188,345
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	June 30, 2016	December 31, 2015
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$901,496	$324,146
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,012,969	1,027,847
The table below presents the gross carrying value of Securities loaned and Financial instruments sold under agreements to repurchase by class of collateral pledged (in thousands):

June 30, 2016		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$991,833	$818,428
U.S. government obligations	—	30,899
Corporate debt	19,455	46,572
Total	$1,011,288	$895,899

December 31, 2015		Financial instruments sold under agreements to repurchase
Asset Class	Securities Loaned
Equities	$451,085	$855,632
U.S. government obligations	—	54,902
Corporate debt	12,292	44,368
Total	$463,377	$954,902
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

June 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,888,295	$—	$1,888,295	$1,846,178	$1,985	$40,132
Receivable from brokers, dealers and clearing organizations (3)	65,225	—	65,225	65,225	—	—
Total assets	$1,953,520	$—	$1,953,520	$1,911,403	$1,985	$40,132
Liabilities
Securities loaned	$1,011,288	$—	$1,011,288	$1,002,040	$1,985	$7,263
Financial instruments sold under agreements to repurchase	895,899	—	895,899	895,892	—	7
Total liabilities	$1,907,187	$—	$1,907,187	$1,897,932	$1,985	$7,270

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (in thousands):

As of June 30, 2016	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$1,011,288	$—	$—	$—	$1,011,288
Financial instruments sold under agreements to repurchase	30,899	460,000	225,000	180,000	895,899
Total	$1,042,187	$460,000	$225,000	$180,000	$1,907,187

As of December 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$463,377	$—	$—	$—	$463,377
Financial instruments sold under agreements to repurchase	54,902	635,000	150,000	115,000	954,902
Total	$518,279	$635,000	$150,000	$115,000	$1,418,279
7. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Receivable:
Clearing organizations and other	$947,082	$505,789
Financial instruments purchased under agreement to resell	65,225	65,433
Securities failed to deliver	306,300	109,989
Total receivable	$1,318,607	$681,211
Payable:
Clearing organizations and other	$595,468	$240,985
Securities failed to receive	87,358	32,820
Total payable	$682,826	$273,805
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
8. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Strategic investments:
Investments accounted for under the equity method	$83,887	$86,853
Investments held at fair value	1,950	1,814
Investments held at adjusted cost	2,292	8,746
Total strategic investments	88,129	97,413
Other investments	2,200	1,530
Total investments	$90,329	$98,943
As of June 30, 2016, the aggregate market value of the Company's investment in Bats was approximately $340.0 million based on the closing stock price on the Bats BZX Exchange, Inc. on that date.
In the second quarter of 2016, as part of the initial public offering of Bats, the Company sold 2.6 million shares of its investment in Bats for approximately $46.0 million after commissions. The Company recorded a pre-tax gain of $33.4 million from the sale, which is included in Investment income and other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2016. Following the sale, KCG retained an approximate 13.7%

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

ownership stake in Bats. The Company continues to account for its investment in Bats under the equity method of accounting.
In the first quarter of 2016, one of the Company's investments held at adjusted cost made a distribution to its owners, including the Company. As a result of this distribution, the investment's carrying value was adjusted and the Company recognized a pre-tax gain of $2.3 million, which is included in Investment income and other, net on the Consolidated Statements of Operations for the six months ended June 30, 2016.
For the three months ended June 30, 2016 and 2015, the Company recorded income of $2.1 million and $2.3 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. For the six months ended June 30, 2016 and 2015, the Company recorded income of $6.9 million and $4.5 million, respectively, related to investments accounted for under the equity method. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 11 "Related Parties".
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
No events occurred in the six months ended June 30, 2016 or 2015 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
As detailed in Footnote 3 “Assets of Businesses Held for Sale & Sales of Businesses” the Company conducted a strategic review of its businesses and determined that certain of its businesses are no longer considered core to its strategy and the Company is currently seeking the opportunity to exit or divest of these businesses. The $8.2 million and $26.0 million estimated fair value of such intangibles as of June 30, 2016 and December 31, 2015, respectively are reported within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
As of both June 30, 2016 and December 31, 2015, all goodwill was recorded within the Market Making segment.
Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to eight years. The weighted average remaining life of the Company’s intangible assets with definite useful lives both at June 30, 2016 and December 31, 2015 was approximately three years.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	June 30, 2016 (1)	December 31, 2015 (1)
Market Making
Technology	$39,473	$38,151
Trading rights	7,766	8,530
Total	47,239	46,681
Global Execution Services
Technology	21,126	21,446
Customer relationships	8,667	9,389
Trade names	700	750
Total	30,493	31,585
Corporate and Other
Technology	7,190	5,801
Total	$84,922	$84,067

(1)
Excluded from the June 30, 2016 and December 31, 2015 balance is $8.2 million and $26.0 million, respectively, of intangibles related to businesses which meet the requirements to be considered held for sale. As noted in Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses", such amounts are included in Assets of businesses held for sale.

		June 30, 2016	December 31, 2015
Technology (1)	Gross carrying amount	$137,626	$120,256
	Accumulated amortization	(69,837)	(54,858)
	Net carrying amount	67,789	65,398
Trading rights (2)	Gross carrying amount	8,409	9,209
	Accumulated amortization	(643)	(679)
	Net carrying amount	7,766	8,530
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(4,333)	(3,611)
	Net carrying amount	8,667	9,389
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(300)	(250)
	Net carrying amount	700	750
Total	Gross carrying amount	160,035	143,465
	Accumulated amortization	(75,113)	(59,398)
	Net carrying amount	$84,922	$84,067

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two years as of both June 30, 2016 and December 31, 2015. Excluded from the June 30, 2016 and December 31, 2015 balances are $8.2 million and $8.8 million, respectively, of technology assets related to Assets of businesses held for sale. As noted in Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses", these assets are included in Assets of businesses held for sale.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 4 and 5 years as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, $6.9 million of trading rights had indefinite useful lives. Excluded from the December 31, 2015 balance is $17.2 million of trading rights related to Assets of businesses held for sale.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 6 and 7 years as of June 30, 2016 and December 31, 2015, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 7 years as of both June 30, 2016 and December 31, 2015.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Amortization expense	$8,308	$8,317	$15,868	$17,566
As of June 30, 2016, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the six months ended December 31, 2016	$17,216
For the year ended December 31, 2017	32,717
For the year ended December 31, 2018	20,555
For the year ended December 31, 2019	3,457
For the year ended December 31, 2020	1,652
10. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Secured Notes	$461,416	$419,663	$495,632	$450,000
Deferred debt issuance costs (1)	(8,722)	—	(10,643)	—
Total	$452,694	$419,663	$484,989	$450,000

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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of June 30, 2016, the Company was in compliance with these covenants.
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
In the first quarter of 2016, the Company repurchased $35.0 million par value of 6.875% Senior Secured Notes in the open market for $31.2 million (including interest owed). The Company recorded a $3.7 million pre-tax gain within Investment income and other, net on the Consolidated Statements of Operations as a result of these repurchases. The gain on repurchase was net of accelerated original issue discount of $0.3 million and accelerated deferred debt issuance costs of $0.7 million.
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
On March 13, 2015, KCG provided 30 days’ notice that it would be calling its existing 8.25% Senior Secured Notes, effective April 13, 2015. On March 13, 2015, the Company used a portion of the gross proceeds from the 6.875% Senior Secured Notes, to deposit in an escrow account maintained by The Bank of New York Mellon, the trustee of the 8.25% Senior Secured Notes (“Bank of New York”) an amount sufficient to redeem the 8.25% Senior Secured Notes in full and accordingly satisfied and discharged the 8.25% Senior Secured Notes Indenture. The Company funded $330.2 million into an escrow account maintained by Bank of New York comprising the following: principal of $305.0 million, accrued interest for the period from December 16, 2014 to April 13, 2015 of $8.2 million, make whole premium which included 4.125% early redemption cost plus additional interest due from April 13, 2015 through June 15, 2015 totaling $16.5 million, and additional funds to cover other miscellaneous charges of $0.4 million.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of both June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.

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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of June 30, 2016, the Company and KCGA were in compliance with these covenants.
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
The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest expense	$8,234	$9,726	$16,651	$17,885
Debt extinguishment charges	—	25,006	—	25,006
Amortization of debt issuance costs (1)	795	922	1,616	1,856
Commitment fee (2)	359	403	718	797
Accelerated amortization of debt issuance costs (3)	—	—	738	—
Accelerated interest expense on repurchase of debt (3)	—	—	298	—
Total	$9,388	$36,057	$20,021	$45,544

(1)	Included within Interest expense on the Consolidated Statements of Operations.

(2)	Included within Other expense on the Consolidated Statements of Operations.

(3)
In conjunction with the repurchase of debt in the open market, the Company recorded the prorated accelerated portion of its original issue discount and deferred debt issuance costs. these costs have been netted against the gain on repurchase within Investment income and other, net on the Consolidated Statements of Operations for the six months ended June 30, 2016.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

11. Related Parties
The Company interacts with one party which is the beneficial owner of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with certain investees for which KCG accounts for under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 8 "Investments" for the carrying value of these investees at June 30, 2016 and December 31, 2015 and for the Company's income with respect to its equity earnings from these investees for the three and six months ended June 30, 2016 and 2015.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Statements of Operations	2016	2015	2016	2015
Revenues
Commissions and fees	$8,412	$2,636	$15,075	$6,128
Trading revenues, net	627	1,804	1,104	3,905
Interest, net	172	131	275	357
Total revenues from related parties	$9,211	$4,571	$16,454	$10,390
Expenses
Execution and clearance fees(1)	$3,565	$(4,180)	$4,445	$(8,808)
Communications and data processing	4,411	1,299	7,617	2,409
Payment for order flow	—	1,073	5	2,253
Collateralized financing interest	48	134	126	247
Professional fees	—	—	—	5,507
Other expense	49	656	54	1,277
Total expenses incurred with respect to related parties	$8,073	$(1,018)	$12,247	$2,885

(1)	Represents net volume based fees paid or received by KCG for taking or providing liquidity to related trading venues.

Statements of Financial Condition	June 30, 2016	December 31, 2015
Assets
Securities borrowed	$5,076	$10,573
Receivable from brokers, dealers and clearing organizations	5,439	1,987
Other assets	62,550	67,652
Liabilities
Securities loaned	$10,124	$3,844
Payable to brokers, dealers and clearing organizations	6,361	61
Accrued expenses and other liabilities	4,117	4,159
As noted in Footnote 8 "Investments", the Company sold a portion of its investment in Bats, which it accounts for under the equity method. The Company recorded a pre-tax gain of $33.4 million from the sale, which is included in Investment income and other, net on the Consolidated Statements of Operations and is not included in the table above.
In March 2015, the Company completed the sale of KCG Hotspot to Bats, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the six months ended June 30, 2015. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments are recorded at their estimated fair value of $59.2 million in Other assets on the June 30, 2016 Consolidated Statement of Financial Condition and in the table above. See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for additional information.
Additionally, for the six months ended June 30, 2015, the Company paid one of its related parties $16.8 million in fees related to financing and advisory activities associated with the issuance of the 6.875% Senior Secured Notes and the sale of KCG Hotspot to Bats. The $16.8 million comprised $11.3 million that was capitalized as deferred debt

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

issuance costs and its remaining balance is included, net, within Debt on the Consolidated Statements of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations for the six months ended June 30, 2015. These Professional fees are included in the table above, however, the $11.3 million capitalized debt issuance costs are not included in the table above as such costs are being amortized over the life of the debt.
In the three and six months ended June 30, 2016, the Company paid $30,000 and $66,000, respectively, in fees to one of its related parties for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statement of Financial Condition as of June 30, 2016 and is not included in the above table.
During the second quarter of 2016, the Company repurchased 1.9 million shares of KCG Class A Common Stock for $26.1 million, for an average price per share of $13.48, and 6.6 million Warrants for $14.2 million from entities affiliated with two former directors of KCG.
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
The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of restricted stock units ("RSUs") and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards. Additionally, in the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") amended the terms of existing RSUs previously granted by the Company as a component of annual incentive compensation in respect of the 2012, 2013 and 2014 performance years (the “Outstanding Annual RSUs”) to provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee’s ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period (the “Continued Vesting Amendment”). The RSUs granted by the Company as a component of 2015 annual incentive compensation provide for the continued vesting treatment described above, and the Company expects that future equity awards granted as a component of annual incentive compensation (“Annual Equity Awards”) will have similar terms. As of June 30, 2016, there were approximately 26.0 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 12.5 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

months ended June 30, 2015. Beginning in the second quarter of 2015, the Company also began to recognize in the current year the expense associated with the RSUs expected to be granted by the Company early in the following year for the current year's annual incentive compensation.
The Company measures compensation expense related to Off-Cycle Grants (and previously for Outstanding Annual RSUs) based on the fair value of KCG Class A Common Stock at the date of grant. When accruing compensation expense over the duration of a performance year prior to the grant of Annual Equity Awards for that year, the Company accrues compensation expense based on the estimated value of such future awards. For example, prior to granting the RSUs that are expected to be awarded by the Company in early 2017 as a component of annual incentive compensation for the 2016 performance year, the Company will accrue compensation expense for such awards over the year ended December 31, 2016, based on the estimated value of such awards. The amount accrued during the year for Annual Equity Awards is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
Compensation expense relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense (benefit) on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Stock award compensation expense (1)	$7,302	$40,041	$24,356	$54,296
Income tax benefit	2,775	15,216	9,255	20,632

(1)	Included in the 2015 amounts is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.
The following table summarizes restricted awards activity for the six months ended June 30, 2016 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2015	6,737	$11.29
Granted	3,138	10.59
Vested	(2,455)	11.48
Forfeited	(205)	11.48
Outstanding at June 30, 2016	7,215	$10.92
There was $7.3 million of unamortized compensation related to unvested RSUs at June 30, 2016 that are not Annual Equity Awards. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 0.7 years.
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
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2)

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were 2.0 million stock options granted and no SARs granted during the three and six months ended June 30, 2016. There were no stock options or SARs granted during the three and six months ended June 30, 2015.
Compensation expense relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense (benefit) on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Stock option and SAR compensation expense	$214	$928	$348	$1,941
Income tax benefit	81	353	132	738
The following table summarizes stock option and SAR activity and stock options exercisable for the six months ended June 30, 2016 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2015 (1)	4,371	$17.36
Granted	2,000	23.35
Exercised	—	—
Forfeited or expired	(45)	48.87
Outstanding at June 30, 2016 (1)	6,326	$19.02	$6,195	2.89
Exercisable at June 30, 2016	2,946	$17.74	$4,130	1.99
Available for future grants at June 30, 2016 (2)	12,460

(1)	Includes 1.7 million SARs.

(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. There were no stock options or SARs exercised during the three and six months ended June 30, 2016 or 2015.
There is $0.8 million of unamortized compensation related to unvested stock options at June 30, 2016. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.97 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at both June 30, 2016 and December 31, 2015 related to incentive units was $2.4 million and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a summary of the changes in the incentive units for the six months ended June 30, 2016 (units in thousands):

Vested
Incentive units at December 31, 2015	30
Issued	—
Vested	(10)
Exercised	(3)
Canceled	—
Incentive units at June 30, 2016	17
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Incentive units	$323	$33	$246	$185
13. Income Taxes
The Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.
The Company’s effective tax rate of 38.5% and 38.3% for the three and six months ending June 30, 2016, respectively, differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
The Company’s effective tax rate was a benefit of 66.4% on pre-tax losses for the three months ending June 30, 2015 which differed from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of the Company's subsidiaries in the second quarter of 2015, other state and local tax accruals and the effect of nondeductible expenses including certain compensation and meals and entertainment. The Company’s effective tax rate of 34.0% for the six months ending June 30, 2015 differed from the federal statutory rate of 35% primarily due to the aforementioned reversal of a valuation allowance, other state and local tax accruals and the effect of nondeductible expenses including certain compensation and meals and entertainment.
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
As of June 30, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2012 through 2015, and to non-U.S. income tax examinations for the tax years 2007 through 2015. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2015. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At June 30, 2016, the Company had $3.8 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At December 31, 2015, the Company had $3.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

14. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income (loss), net of tax by component for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, March 31, 2016	$218	$67	$285
Other comprehensive income (loss)	16	(517)	(501)
Balance June 30, 2016	$234	$(450)	$(216)

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$150	$200	$350
Other comprehensive income (loss)	84	(650)	(566)
Balance June 30, 2016	$234	$(450)	$(216)

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, March 31, 2015	$540	$1,158	$1,698
Other comprehensive income (loss)	(51)	(433)	(484)
Balance June 30, 2015	$489	$725	$1,214

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2014	$352	$1,781	$2,133
Other comprehensive income (loss)	137	(1,056)	(919)
Balance June 30, 2015	$489	$725	$1,214
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The adjusted exercise price for each class of Warrants and the activity for the six months ended June 30, 2016 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at December 31, 2015	7,097	7,254	7,254	21,605
Exercised	(18)	—	—	(18)
Repurchased	(2,577)	(2,728)	(2,728)	(8,033)
Warrants - Outstanding at June 30, 2016	4,502	4,526	4,526	13,554
During the second quarter of 2016, the Company repurchased 6.6 million Warrants for $14.2 million. During the first half of 2016, the Company repurchased 8.0 million Warrants for $15.2 million.
Stock Repurchase
During the second quarter of 2016, the Company repurchased 3.5 million shares of KCG Class A Common Stock for $46.5 million under the Company's Board approved program. As of June 30, 2016, approximately $139.3 million in authority remained under the expanded share repurchase program, which is subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
See Footnote 11 "Related Parties" for additional information regarding stock and warrant repurchases.
16. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income or loss by the weighted average shares of the Company's Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and Warrants were exercised and restricted awards were to vest.
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 8.0 million and 21.0 million for the three months ended June 30, 2016 and 2015, respectively. The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 11.7 million and 18.3 million for the six months ended June 30, 2016 and 2015, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	For the three months ended June 30,
	2016		2015
	Numerator / net income	Denominator / shares	Numerator / net (loss)	Denominator / shares
Income (loss) and shares used in basic calculations	$33,554	86,138	$(19,162)	108,588
Effect of dilutive stock based awards
Restricted awards		1,186		—
Stock options and SARs		496		—
Warrants		394		—
Income (loss) and shares used in diluted calculations	$33,554	88,214	$(19,162)	108,588
Basic earnings (loss) per common share		$0.39		$(0.18)
Diluted earnings (loss) per common share		$0.38		$(0.18)

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the six months ended June 30,
	2016		2015
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$70,719	87,326	$230,139	110,890
Effect of dilutive stock based awards
Restricted awards		1,241		2,192
Stock options and SARs		403		340
Warrants		155		387
Income and shares used in diluted calculations	$70,719	89,125	$230,139	113,809
Basic earnings per common share		$0.81		$2.08
Diluted earnings per common share		$0.79		$2.02
17. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2016 or 2015.
18. Commitments and Contingent Liabilities
Legal Proceedings
In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. Due to the many intricacies involved in class-action lawsuits particularly in the early stages of such matters, obtaining clarity on a reasonable estimate is difficult which may call into question its reliability. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these ordinary matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage for potential claims, including securities actions, against the Company, Knight and GETCO and their respective directors and officers.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, the Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority ("FCA"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") recently completed an investigation of GETCO’s trading activities on Euronext for the period 2010 to 2012. In a decision, dated July 8, 2016, the AMF's enforcement committee imposed a €400,000 monetary penalty on GETCO, and GETCO has until September 13, 2016 to file an appeal of the decision. KCG has fully reserved for the monetary penalty in the second quarter of 2016.

Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At June 30, 2016, the obligations have a weighted-average interest rate of 4.40% per annum and are on varying 3-year terms. The carrying amounts of the capital lease obligations approximate fair value and is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The future minimum payments including interest under the capitalized leases at June 30, 2016 consist of (in thousands):

Minimum Payments
Six months ended December 31, 2016	$1,063
2017	620
Total	$1,683
The total interest expense related to capital leases for the three months ended June 30, 2016 and 2015 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest expense - Capital leases	$16	$54	$41	$122
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $6.4 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively, and $12.5 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company also subleases certain of its excess capacity to third parties and collects sublease income on such premises. Such income is part of lease loss accruals included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases. As of June 30, 2016, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and sublease income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Six months ending December 31, 2016	$11,885	$2,476	$9,409
Year ending December 31, 2017	28,549	4,464	24,085
Year ending December 31, 2018	26,872	4,111	22,761
Year ending December 31, 2019	24,318	3,451	20,867
Year ending December 31, 2020	22,918	2,452	20,466
Thereafter through December 31, 2031	175,323	6,538	168,785
Total	$289,865	$23,492	$266,373
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At June 30, 2016, the Company had provided letters of credit for $10.7 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There were no compensation guarantees at June 30, 2016 or December 31, 2015 that extended beyond the respective year end.
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
Urban Financial of America, LLC, ("Urban"), the reverse mortgage origination and securitization business that was sold by KCG in November 2013, has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. The Company has not recorded any liabilities related to these potential losses as of June 30, 2016.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	For the six months ended June 30, 2016	For the year ended December 31, 2015
Balance as of beginning of period	$18,892	$5,897
Real estate charges incurred	—	23,186
Payments made, net	(459)	(8,921)
Interest accretion	(2,573)	(1,270)
Balance as of end of period	$15,860	$18,892
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
20. Business Segments
As of June 30, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making. KCG is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the Company's cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the AIM.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s revenues, income (loss) before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended June 30, 2016:
Revenues	$211,824	$68,138	$39,952	$319,914
Pre-tax earnings	40,510	1,684	12,371	54,565
Total assets	5,252,110	1,063,153	876,844	7,192,107
For the three months ended June 30, 2015:
Revenues	$192,328	$63,522	$6,032	$261,882
Pre-tax earnings	4,402	(9,937)	(51,579)	(57,114)
Total assets	4,627,324	710,575	1,248,449	6,586,348
For the six months ended June 30, 2016:
Revenues	$470,742	$144,532	$50,064	$665,338
Pre-tax earnings	115,999	7,945	(9,414)	114,530
Total assets	5,252,110	1,063,153	876,844	7,192,107
For the six months ended June 30, 2015:
Revenues	$416,876	$527,788	$13,374	$958,038
Pre-tax earnings	43,742	371,121	(65,849)	349,014
Total assets	4,627,324	710,575	1,248,449	6,586,348
Included in Revenues and Pre-tax earnings within Corporate and Other for the three and six months ended June 30, 2016 is a $33.4 million gain from the sale of a portion of the Company's investment in Bats. Included in Revenues and Pre-tax earnings within Global Execution Services for the six months ended June 30, 2015 are results of KCG Hotspot through March 13, 2015, the date of the sale. Also included in Revenues and Pre-tax earnings for the six months ended June 30, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively.
Included in total assets within Corporate and Other at June 30, 2016 is $8.2 million related to Assets of businesses held for sale. See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for further information.
21. Subsequent Events
On July 23, 2016, the Company entered into a definitive agreement to acquire Neonet Securities AB, an independent agency broker and execution specialist based in Stockholm, Sweden. The transaction, which is subject to customary regulatory and other approvals, is expected to close later in 2016. The Company does not expect the transaction to have a material impact on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and sustain revenue and earnings growth (ii) the receipt of additional payments from the sale of KCG Hotspot that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, best execution, internalization, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; (x) the announced plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY; and (xi) KCG's ability to complete the sale or disposition of any or all of the assets or businesses that are classified as held for sale. The list above is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part II, Item 1A of KCG's Annual Report on Form 10-K for the year ended December 31, 2015 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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

Results of Operations
As of June 30, 2016, our operating segments comprised the following:

•
Market Making— Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. Principal trading in the Market Making segment primarily consists of direct-to-client and non-client exchange-based electronic market making. We are an active participant on all major global equity and futures exchanges and also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").

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

Management from time to time conducts a strategic review of our businesses and evaluates their potential value in the marketplace relative to their current and expected returns. To the extent management and our Board of Directors determine that the disposal of a business may return a higher value to stockholders, or that the business is no longer core to our strategy, the Company may divest or exit such business.
During the fourth quarter of 2015, management conducted a strategic review of its businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of such a review, KCG determined that certain of its businesses, including its business as an equities designated market maker ("DMM") on the New York Stock Exchange ("NYSE"), were no longer considered core to its strategy, and KCG began seeking opportunities to exit or divest of these businesses. KCG believes that this course of action did not represent a strategic shift that will have a major effect on its operations and financial results, but did meet the requirements to be considered held for sale at December 31, 2015 and for assets of businesses not yet sold, continue to meet such requirements as of June 30, 2016. The fair value of such assets, of $8.2 million and $26.0 million, on June 30, 2016 and December 31, 2015, respectively, are included within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
In May 2016, we completed the sale of our DMM business to Citadel Securities LLC (“Citadel”) and in the first quarter of 2016, we completed the sale of assets related to our retail U.S. options market making business both of which were included in Assets of businesses held for sale at December 31, 2015. As a result of the sale of our retail U.S. options market making business, we recorded a $2.9 million gain within our Market Making segment. The results of the DMM and retail U.S. options market making business are included in the Market Making segment, up through the dates of their respective sales.
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

For additional information, see Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) of our segments and on a consolidated basis (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Market Making
Revenues	$211,824	$192,328	$470,742	$416,876
Expenses	171,314	187,926	354,743	373,134
Pre-tax earnings	40,510	4,402	115,999	43,742
Global Execution Services
Revenues	68,138	63,522	144,532	527,788
Expenses	66,454	73,459	136,587	156,667
Pre-tax earnings (loss)	1,684	(9,937)	7,945	371,121
Corporate and Other
Revenues	39,952	6,032	50,064	13,374
Expenses	27,581	57,611	59,478	79,223
Pre-tax earnings (loss)	12,371	(51,579)	(9,414)	(65,849)
Consolidated
Revenues	319,914	261,882	665,338	958,038
Expenses	265,349	318,996	550,808	609,024
Pre-tax earnings (loss)	$54,565	$(57,114)	$114,530	$349,014
For additional details regarding our segments, see Footnote 20 “Business Segments” included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
Consolidated revenues for the three months ended June 30, 2016 were $319.9 million, which included a $33.4 million gain from the sale of a portion of the Company's investment in Bats, compared to $261.9 million for the comparable period in 2015. Consolidated pre-tax earnings for the three months ended June 30, 2016 were $54.6 million as compared to a pre-tax loss of $57.1 million for the comparable period in 2015. Results for the three months ended June 30, 2015 were impacted by charges totaling $60.2 million and comprised $28.8 million of accelerated stock-based compensation expense resulting from stockholder approved changes to our stock plan made during the quarter and $25.0 million of debt extinguishment charges related to the early redemption of the $305.0 million 8.25% Senior Secured Notes as well as other real estate related charges of $6.3 million.
Consolidated revenues for the six months ended June 30, 2016 were $665.3 million, which included a $33.4 million gain from the sale of a portion of the Company's investment in Bats, compared to $958.0 million for the comparable period in 2015 which included a $385.0 million gain from the sale of KCG Hotspot to Bats. Consolidated pre-tax earnings for the six months ended June 30, 2016 were $114.5 million as compared to $349.0 million for the comparable period in 2015.
The Company’s net revenues, which we define as total revenues, less execution and clearance fees, payments for order flow and collateralized financing interest, and which excludes certain revenue items such as the aforementioned $33.4 million gain from the sale of a portion of the Company's investment in Bats for the three and six months ended June 30, 2016 and $385.0 million gain on the sale of KCG Hotspot for the six months ended June 30, 2015 ("Net revenues”) were $190.1 million for the three months ended June 30, 2016, compared to $175.5 million for the comparable period in 2015 and $440.0 million for the six months ended June 30, 2016, compared to $394.5 million for the comparable period in 2015. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.

The following tables provide a full reconciliation of total revenues to Net revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Reconciliation of Total revenues to Net revenues:
Total revenues per Consolidated Statements of Operations	$319,914	$261,882	$665,338	$958,038
Less:
Execution and clearance fees	73,742	62,598	147,376	131,071
Payments for order flow	13,090	14,935	25,745	30,156
Collateralized financing interest	9,609	8,859	18,772	17,315
Gain from the sale of a portion of the Company's investment in Bats	33,397	—	33,397	—
Gain on sale of KCG Hotspot	—	—	—	385,026
Net revenues	$190,076	$175,490	$440,048	$394,470
Consolidated revenues for the three months ended June 30, 2016 of $319.9 million increased from consolidated revenues of $261.9 million for the comparable period in 2015. The $58.0 million increase is primarily due to the $33.4 million gain from the sale of a portion of the Company's investment in Bats as well as improved trading performance, increased retail market share and higher volatility compared to the comparable quarter in 2015.
Consolidated revenues for the six months ended June 30, 2016 of $665.3 million decreased from consolidated revenues of $958.0 million for the comparable period in 2015. The $292.7 million decrease is primarily due to the $385.0 million gain from the sale of KCG Hotspot in 2015 offset, in part, by the $33.4 million gain from the sale of a portion of the Company's investment in Bats as well as improved trading performance in both our Market Making and Global Execution Services segments which were aided by more favorable market conditions featuring higher volumes and volatility.
The changes in our results by segment from the comparable period in 2015 are summarized as follows:

•
Market Making— Our pre-tax earnings from Market Making for the three months ended June 30, 2016 were $40.5 million, compared to pre-tax earnings of $4.4 million for the comparable period in 2015. Results for 2015 included a $19.8 million charge related to accelerated stock-based compensation resulting from stockholder-approved changes made during the quarter related to outstanding equity awards. Our pre-tax earnings from Market Making for the six months ended June 30, 2016 were $116.0 million, compared to pre-tax earnings of $43.7 million for the comparable period in 2015. Results for 2016 were aided by the improved performance of our U.S. equity market making strategies, leading to higher Net revenues, as well as lower expenses. Results for 2015 included the aforementioned $19.8 million charge related to stock-based compensation resulting from stockholder-approved changes made during the quarter related to outstanding equity awards.

•
Global Execution Services— Our pre-tax earnings from Global Execution Services for the three months ended June 30, 2016 were $1.7 million, compared to a pre-tax loss of $9.9 million for the comparable period in 2015. Results for 2015 included a $8.2 million charge related stock-based compensation resulting from stockholder-approved changes made during the quarter related to outstanding equity awards. Results for 2016 were aided by improved results from our ETF and KCG BondPoint businesses. Our pre-tax earnings from Global Execution Services for the six months ended June 30, 2016 were $7.9 million, compared to pre-tax earnings of $371.1 million for the comparable period in 2015.This decrease resulted primarily from the following: (i) a $385.0 million gain from the sale of KCG Hotspot recognized in the 2015 period, (ii) related professional fees of $6.7 million, (iii) sale-related compensation expense of $4.5 million (iv) earnings from the operation of KCG Hotspot up until its sale, which were included for most of the first quarter of 2015 and (v) the aforementioned $8.2 million charge in 2015 related to stock-based compensation. The decrease in pre-tax results was partially offset by improved results in 2016 in our algorithmic trading, ETF and KCG BondPoint businesses.

•
Corporate and Other— Our pre-tax earnings from our Corporate and Other segment was a $12.4 million for the three months ended June 30, 2016 compared to a pre-tax loss of $51.6 million for the comparable period in 2015. Our pre-tax loss from our Corporate and Other segment was $9.4 million for the six months ended June 30, 2016 compared to $65.8 million for the comparable period in 2015.The results for 2016 were aided by a $33.4 million gain from the sale of a portion of the Company's investment in Bats. The results for 2015 were primarily affected by the following: (i) a $25.0 million charge related to the early retirement of debt including a contractual make-whole premium, (ii) $6.3 million various real estate charges comprising the accelerated amortization of leasehold improvements for excess real estate in the Jersey City and Chicago offices and (iii) $0.8 million charge related to stock-based compensation resulting from stockholder-approved changes made during the quarter related to outstanding equity awards.
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

Trends Affecting Our Company
We believe that our businesses are affected by various global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

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

•
Over the past several years, exchanges have become far more competitive, and market participants have created ATSs, ECNs and other execution venues which compete with the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, while there is the possibility for consolidation among trading venues, there are many new entrants into the market, including ATSs, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms and market making firms competing for retail and institutional order flow. Some of these new entrants are proposing features that may affect internalization practices and trading strategies of current market participants. Further, many broker dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•
Unique instances of trading volatility impact our businesses. For example, on October 15, 2014, the market for U.S. Treasury securities, futures and other closely related financial markets experienced an unusually high level of volatility. Additionally, on August 24, 2015, the securities markets experienced an unusually high level of volatility that contributed to the delayed opening of securities on primary exchanges, sharp price moves in the major indices and in ETFs, and frequent triggering of trading halts. Market structure changes that may ensue as a result of these events and their effect on the Company are difficult to forecast.

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

•
There has recently been an increased focus and increased sanction levels by regulators on broker-dealers’ controls and surveillance for Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities.

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
Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to certain sales personnel and certain incentive compensation paid to employees based on individual performance and the performance of our business; employee benefits; and stock and unit-based compensation. Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees.
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
Payments for order flow primarily represent payments to broker dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.
Debt interest expense consists primarily of costs associated with our debt including amortization of debt issuance costs and capital lease obligations.
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

Three months ended June 30, 2016 and 2015
Revenues
Market Making

	For the three months ended June 30,
	2016	2015	Change	% of Change
Trading revenues, net (thousands)	$176,309	$164,708	$11,601	7.0%
Commissions and fees (thousands)	36,187	28,707	7,480	26.1%
Interest, net and other (thousands)	(672)	(1,088)	416	N/M
Total revenues from Market Making (thousands)	$211,824	$192,328	19,496	10.1%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	26,046	27,883	(1,837)	(6.6)%
Average daily trades (thousands)	3,577	3,550	27	0.8%
Average daily NYSE and Nasdaq shares traded (millions)	972	885	87	9.8%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	3,708	4,900	(1,192)	(24.3)%
Average revenue capture per U.S. equity dollar value traded (bps)	1.07	0.80	0.27	33.8%
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the three months ended June 30,
	2016	2015	Change	% of Change
Commissions and fees (thousands)	$58,774	$58,663	$111	0.2%
Trading revenues, net (thousands)	10,442	6,631	3,812	57.5%
Interest, net and other (thousands)	(1,078)	(1,771)	693	N/M
Total revenues from Global Execution Services (thousands)	$68,138	$63,522	4,616	7.3%
Average daily KCG Institutional Equities U.S. equities shares traded (millions) (1)	217.5	215.4	2.1	1.0%
Average daily KCG BondPoint fixed income par value traded ($ millions)	203.3	138.3	65.0	47.0%

(1)
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

Totals may not add due to rounding.
N/M - Not meaningful
Corporate and Other

	For the three months ended June 30,
	2016	2015	Change	% of Change
Total revenues from Corporate and Other (thousands)	$39,952	$6,032	$33,920	562.3%
Trading revenues, net were $186.9 million in the three months ended June 30, 2016 and were up 9.4% from $170.8 million in the comparable period in 2015. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues as well as the majority of the quarter over quarter growth in revenues are derived from our market making in U.S. equities which performed well during the current period. The improved performance is due to updates to and activity within our trading models as well as more favorable market conditions on average during the second quarter of 2016 including increased market volumes and volatility. Trading revenues, net also increased as a result of the growth of our client ETF business within our Global Execution Services segment. These increases were slightly offset by a decrease in trading revenues from our non-U.S. equity market making trading strategies.

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
Average revenue capture per U.S. equity dollar traded was 1.07 basis points ("bps") in the three months ended June 30, 2016, up 33.8% from 0.80 bps for the comparable period in 2015. U.S. Equity Market Making Revenues were $179.0 million and $140.3 million for the three months ended June 30, 2016 and 2015, respectively.
Commissions and fees increased 8.7% to $95.0 million in the three months ended June 30, 2016, compared to $87.4 million for the comparable period in 2015. The increase was primarily driven by higher revenues from the Market Making segment's volume based fees that are earned for providing liquidity to other trading venues as well as a modest increase in our agency-based electronic trading businesses, which includes the use of our client algorithms and order routing, and record highs from KCG BondPoint, offset, in part by lower revenues from our high touch sales business.
Interest income, net increased to $0.3 million in the three months ended June 30, 2016, compared to a net loss of $0.6 million for the comparable period in 2015. Our interest income varies based on the amount of cash held and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other, net was $37.8 million in the three months ended June 30, 2016, compared to $4.4 million for the comparable period in 2015. Income for the three months ended June 30, 2016 includes a $33.4 million gain from the sale of a portion of the Company's investment in Bats. Excluding the gain, Investment income and other, net for the three months ended June 30, 2016 was comparable to the same period in 2015 due to similar revenue attributable to our investments accounted for under the equity method.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $76.1 million for the three months ended June 30, 2016 and $109.5 million for the comparable period in 2015, which included a $28.8 million charge for the acceleration of certain unvested stock-based awards resulting from stockholder-approved changes made during the quarter related to outstanding equity awards. In the second quarter of 2016, employee compensation and benefits was 40.0% of Net revenues. The decrease on a dollar basis was primarily a result of fewer employees.
The number of full time employees decreased to 942 at June 30, 2016 from 1,045 at June 30, 2015. The decrease was due to natural attrition, cost cutting initiatives, and the sale of our DMM business.
Execution and clearance fees were $73.7 million for the three months ended June 30, 2016 and $62.6 million for the comparable period in 2015. Execution and clearance fees were 23.1% of revenues in the second quarter of 2016 and 23.9% of revenues in the second quarter of 2015. The increase in Execution and clearance fees on a dollar basis was primarily due to a change in certain trading models and increased transaction costs. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $36.4 million for the three months ended June 30, 2016 and $34.2 million for the comparable period in 2015. The increase in communications and data processing expense primarily relates to higher market data and connectivity expenses.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized internal use software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $22.2 million for the three months ended June 30, 2016 and $20.7 million for the comparable period in 2015. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the remaining estimated useful lives of such assets upon adopting a plan in the second quarter of 2015 to relocate our headquarters in late 2016. These increases were offset, in part, by the sale of certain microwave communication network assets to the JV in 2015 as well as intangible assets included in Assets of businesses held for sale, which are no longer being amortized. We expect that the increased depreciation related to fixed assets and leasehold improvements in our Jersey City and New York City offices will continue until the end of 2016. See "Headquarters relocation" earlier in this section for further information.
Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $13.1 million for the three months ended June 30, 2016 and $14.9 million for the comparable period in 2015. As a percentage of revenues, Payments for order flow decreased to 4.1% for 2016 from 5.7% of revenues in 2015. The decrease on a dollar basis is due to the decrease in activity related to our retail options market making business which we exited in the first quarter of 2016 offset, in part, by greater payments for order flow as a result of increased payments related to the U.S. equity market making business.
Debt interest expense was $9.2 million for the three months ended June 30, 2016 and $10.9 million for the comparable period in 2015. The decrease is due to reduced debt outstanding as a result of the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the open market during the first quarter of 2016.
Collateralized financing interest expense was $9.6 million for the three months ended June 30, 2016 and $8.9 million for the comparable period in 2015. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured during the current period.
Occupancy and equipment rentals expense was $9.8 million for the three months ended June 30, 2016 and $7.5 million for the comparable period in 2015. The increase is primarily due to rent expense related to the lease of our new headquarters which commenced in late 2015. See "Headquarters relocation" earlier in this section for further information.
Professional fees were $5.3 million for the three months ended June 30, 2016 and $5.7 million for the comparable period in 2015. The decrease in Professional fees was primarily due to lower consulting and legal fees.
Debt extinguishment charges for the three months ended June 30, 2015 of $25.0 million comprise a $16.5 million contractual debt make-whole premium paid to note holders and an $8.5 million writedown of capitalized debt costs as a result of the redemption of our $305.0 million 8.25% Senior Secured Notes in April 2015. There were no Debt extinguishment charges for the three months ended June 30, 2016.
Writedown of assets and other real estate related charges of $6.3 million for the three months ended June 30, 2015 primarily represent accelerated amortization and depreciation of certain leasehold improvements and certain fixed assets related to abandoned space in our Jersey City and Chicago offices. See "Headquarters relocation" earlier in this section for further information. There were no Writedown of assets and other real estate related charges for the three months ended June 30, 2016.
All other expenses were $9.9 million for the three months ended June 30, 2016 and $12.8 million for the comparable period for 2015. The decrease primarily relates to a decrease in recruiting and other employee costs as well as a decrease in marketing and client related activity included in Business development costs.
Our effective tax rate of 38.5% for the three months ending June 30, 2016 differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate for the three months ending June 30, 2015 is a benefit of 66.4% on losses, which differs from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of our subsidiaries, as well as other state and local tax accruals and the effect of nondeductible expenses including certain compensation and meals and entertainment.

Six months ended June 30, 2016 and 2015
Revenues
Market Making

	For the six months ended June 30,
	2016	2015	Change	% of Change
Trading revenues, net (thousands)	$394,962	$361,470	$33,492	9.3%
Commissions and fees (thousands)	74,196	59,893	14,303	23.9%
Interest, net and other (thousands)	1,584	(4,487)	6,071	N/M
Total revenues from Market Making (thousands)	$470,742	$416,876	53,866	12.9%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	28,409	29,429	(1,020)	(3.5)%
Average daily trades (thousands)	3,899	3,745	154	4.1%
Average daily NYSE and Nasdaq shares traded (millions)	1,039	908	131	14.4%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	3,708	4,514	(806)	(17.9)%
Average revenue capture per U.S. equity dollar value traded (bps)	1.10	0.86	0.24	27.9%
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the six months ended June 30,
	2016	2015	Change	% of Change
Commissions and fees (thousands) (1)	$126,864	$127,438	$(574)	(0.5)%
Trading revenues, net (thousands)	19,781	18,660	1,121	6.0%
Interest, net and other (thousands) (1)	(2,112)	381,691	(383,803)	(100.6)%
Total revenues from Global Execution Services (thousands)	$144,532	$527,788	(383,256)	(72.6)%
Average daily KCG Institutional Equities U.S. equities shares traded (millions) (2)	244.0	223.3	20.7	9.3%
Average daily KCG BondPoint fixed income par value traded ($ millions)	198.0	142.0	56.0	39.4%

(1)
For the six months ended June 30, 2015, Commissions and fees includes activity related to KCG Hotspot through March 13, 2015, while Interest, net and other includes the $385.0 million gain on the sale of KCG Hotspot.

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

Totals may not add due to rounding.
Corporate and Other

	For the six months ended June 30,
	2016	2015	Change	% of Change
Total revenues from Corporate and Other (thousands)	$50,064	$13,374	$36,690	274.3%
Trading revenues, net were $410.8 million in the six months ended June 30, 2016 and were up 8.2% from $379.5 million in the comparable period in 2015. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues as well as the majority of the quarter over quarter growth in revenues are derived from our market making in U.S. equities which performed well during the current period. The improved performance is due to updates to and activity within our trading models as well as more favorable market conditions on average during the first half of 2016 including increased market volumes and volatility. Trading revenues, net also increased as a result of the growth of our client ETF business within our Global Execution Services segment. These increases were slightly offset by as a decrease in trading revenues from our non-U.S. equity market making trading strategies.

Average revenue capture per U.S. equity dollar traded was 1.10 bps in the six months ended June 30, 2016, up 27.9% from 0.86 bps for the comparable period in 2015. U.S. Equity Market Making Revenues were $391.7 million and $315.0 million for the six months ended June 30, 2016 and 2015, respectively.
Commissions and fees increased 7.3% to $201.1 million in the six months ended June 30, 2016, compared to $187.3 million for the comparable period in 2015. The increase was primarily driven by higher revenues from the Market Making segment's volume based fees that are earned for providing liquidity to other trading venues as well as the growth of our agency-based electronic trading businesses, which includes the use of our client algorithms and order routing, and record highs from KCG BondPoint, partially offset by the decrease in commissions from our high touch sales business and the sale of our KCG Hotspot business, in March 2015.
Interest income, net increased to $0.4 million in the six months ended June 30, 2016, compared to a net loss of $0.6 million for the comparable period in 2015. Our interest income varies based on the amount of cash held and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other, net was $53.1 million in the six months ended June 30, 2016, compared to $391.8 million for the comparable period in 2015. Income for the six months ended June 30, 2016 includes a $33.4 million gain from the sale of a portion of the Company's investment in Bats, a $2.9 million gain from the sale of assets related to our retail U.S. options market making operations, a $3.7 million gain from the repurchase of a portion of our 6.875% Senior Secured Notes and a $2.8 million net gain primarily resulting from a distribution from an investment. Income for the six months ended June 30, 2015 includes the $385.0 million gain on the sale of KCG Hotspot within our Global Execution Services segment. In addition to these items, the current period had higher revenues from our investments which we account for under the equity method.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $173.7 million for the six months ended June 30, 2016 and $216.2 million for the comparable period in 2015. In 2016, employee compensation and benefits was 39.5% of Net revenues. The comparable period in 2015 includes a $28.8 million charge related to stock-based compensation resulting from stockholder-approved changes made during the quarter related to outstanding equity awards and $4.5 million in compensation expense related to the sale of KCG Hotspot. Excluding these expenses, employee compensation and benefits was still higher than the current year period as a result of fewer employees.
Execution and clearance fees were $147.4 million for the six months ended June 30, 2016 and $131.1 million for the comparable period in 2015. Execution and clearance fees were 22.2% of revenues for 2016. The increase in Execution and clearance fees on a dollar basis was primarily due to a change in certain trading models and increased transaction costs. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $72.0 million for the six months ended June 30, 2016 and $68.0 million for the comparable period in 2015. The increase in communications and data processing expense primarily relates to higher market data and connectivity expenses.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized internal use software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $44.1 million for the six months ended June 30, 2016 and $41.3 million for the comparable period in 2015. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the remaining estimated useful lives of such assets upon adopting a plan in the second quarter of 2015 to relocate our headquarters in late 2016. See "Headquarters relocation" earlier in this section for further information.
Payments for order flow were $25.7 million for the six months ended June 30, 2016 and $30.2 million for the comparable period in 2015. As a percentage of revenues, Payments for order flow were 3.9% for 2016. The decrease on a dollar basis is due to the decrease in activity related to our retail U.S. options market making business which we exited in the first quarter of 2016.

Debt interest expense was $18.7 million for the six months ended June 30, 2016 and $20.3 million for the comparable period in 2015. The decrease is due to reduced debt outstanding as a result of the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the open market during the first quarter of 2016.
Collateralized financing interest expense was $18.8 million for the six months ended June 30, 2016 and $17.3 million for the comparable period in 2015. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured during the period.
Occupancy and equipment rentals expense was $18.8 million for the six months ended June 30, 2016 and $14.8 million for the comparable period in 2015. The increase is primarily due to rent expense related to the lease of our new headquarters which commenced in late 2015. See "Headquarters relocation" earlier in this section for further information.
Professional fees were $11.4 million for the six months ended June 30, 2016 and $16.9 million for the comparable period in 2015. The decrease in Professional fees was primarily due to the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot in the first quarter of 2015.
Debt extinguishment charges for the six months ended June 30, 2015 of $25.0 million comprise a $16.5 million contractual debt make-whole premium paid to note holders and an $8.5 million writedown of capitalized debt costs as a result of the redemption of our $305.0 million 8.25% Senior Secured Notes in April 2015. There were no Debt extinguishment charges for the six months ended June 30, 2016.
Writedown of assets and other real estate related charges of $6.5 million for the six months ended June 30, 2015 primarily represent accelerated amortization and depreciation of certain leasehold improvements and certain fixed assets related to abandoned space in our Jersey City and Chicago offices. See "Headquarters relocation" earlier in this section for further information. There were no Writedown of assets and other real estate related charges for the six months ended June 30, 2016.
All other expenses were $20.2 million for the six months ended June 30, 2016 and $21.5 million for the comparable period for 2015. The decrease primarily relates to a decrease in recruiting and other employee costs as well as a decrease in marketing and client related activity included in Business development costs.
Our effective tax rate of 38.3% for the six months ended June 30, 2016 differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate for the six months ending June 30, 2015 of 34.0% differed from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of our subsidiaries, offset in part by other state and local tax accruals and the effect of nondeductible expenses including certain compensation and meals and entertainment.

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2016 and December 31, 2015, we had total assets of $7.19 billion and $6.04 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$492,497	$581,313
Financial instruments owned, at fair value:
Equities	2,556,172	2,129,208
Listed options	20,991	178,360
Debt securities	228,887	136,387
Collateralized agreements:
Securities borrowed	1,888,295	1,636,284
Receivable from brokers, dealers and clearing organizations (1)	1,012,307	571,222
Total cash and assets readily convertible to cash	$6,199,149	$5,232,774

(1)	Excludes $306.3 million and $110.0 million of securities failed to deliver as of June 30, 2016 and December 31, 2015, respectively.
Totals may not add due to rounding.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents decreased from December 31, 2015 as a result of increased funding needs related to additional activity at the end of the second quarter of 2016, which required additional deposits with clearing and other brokers. Also impacting the decrease in cash were repurchases of a portion of our 6.875% Senior Secured Notes and Class A Common Stock and Warrants, payments of 2015 year-end bonuses in 2016, capital expenditures and estimated income tax payments. See Footnote 15 "Warrants and Stock Repurchase" and Footnote 10 “Debt” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
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
As of June 30, 2016, $1.91 billion of securities, primarily equities, have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2015, $1.35 billion of securities, primarily equities, were pledged as collateral to third-parties under financing arrangements.
Goodwill and intangible assets, net of accumulated amortization were slightly higher at June 30, 2016 compared to December 31, 2015 primarily due to additional capitalized internal-use software.
Other assets primarily comprise deposits, prepaids and other miscellaneous receivables. Other assets increased primarily as a result of an increase in customer receivable balances offset by the partial collection of our receivable from Bats related to our sale of KCG Hotspot . See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further information on the Bats receivable.
The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. The increase in these balances from December 31, 2015 to June 30, 2016 was due to higher trading activity as a result of increased market activity and volatility related to the United Kingdom’s vote to leave the European Union and other quarter end activity.
Total liabilities were $5.73 billion at June 30, 2016 and $4.60 billion at December 31, 2015. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. The decrease in Debt was primarily due to the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes. The decrease in our Accrued compensation expense is due to the payment of our 2015 bonus offset by accruals for current year bonus.
Equity increased by $14.6 million, from $1.44 billion at December 31, 2015 to $1.46 billion at June 30, 2016. The increase in equity from December 31, 2015 was primarily a result of Net income and employee stock grants offset by our stock and warrant repurchase activities in 2016.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At June 30, 2016, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.24 billion.
Our cash flow activities were as follows (in thousands):

	For the six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$13,241	$(92,948)
Investing activities	20,775	338,587
Financing activities	(122,608)	(282,059)
Operating activities
For the six months ended June 30, 2016, cash of $13.2 million was provided by operating activities as compared to the comparable period in 2015 in which cash of $92.9 million was used in operating activities. The increase was primarily related to increased profitability related to our operating activities offset by increased end of period trading activity requiring additional cash funding. Increased market volumes and volatility at the end of the 2016 period drove increases in both long and short inventories and related financing activities, leading to significant increases in operating assets and operating liabilities as compared to the 2015 period. Increases in operating assets generally result in a use of cash while increases in operating liabilities generally result in an increase in cash. The largest increases in operating assets were Financial instruments owned, at fair value, Securities borrowed and Receivable from brokers, dealers and clearing organization, while the largest increases in operating liabilities were Securities loaned and Payable to brokers, dealers and clearing organizations.
Investing activities
For the six months ended June 30, 2016, cash of $20.8 million was provided by investing activities as compared to $338.6 million in the comparable period in 2015. The decrease was primarily related to the $360.9 million in cash received from the sale of KCG Hotspot in the 2015 period.
For the six months ended June 30, 2016, we received cash of $74.2 million from the sale of assets, including our DMM; investments, including our sale of a portion of our Bats investment; and redemptions from investments.
Capital expenditures, including capitalized software development costs, were $56.6 million and $22.5 million for the six months ended June 30, 2016 and 2015, respectively. The increased expenditure is primarily due to the build out of our new corporate headquarters that we are expected to move into in the fourth quarter of this year. See “Headquarters relocation” earlier in this section for further information.

Financing activities
For the six months ended June 30, 2016, cash of $122.6 million was used in financing activities as compared to $282.1 million used in the comparable period in 2015. The primary uses of cash for financing activities in the six months ended June 30, 2016 related to the repurchase of a portion of our 6.875% Senior Secured Notes and KCG Class A Common Stock and Warrants. The primary uses of cash for financing activities in the 2015 period related to the use of $330.0 million for stock repurchases through our tender offer, other repurchases of KCG Class A Common Stock and the repayments of our 8.25% Senior Secured Notes and Cash Convertible Senior Subordinated Notes. These cash outflows were offset by cash provided by the issuance of our 6.875% Senior Secured Notes.
See Footnote 10 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for a description of our debt as of June 30, 2016.
Stock and Warrant Repurchases
During the second quarter of 2016, our Board of Directors authorized an expanded share repurchase program of up to $200.0 million of our KCG Class A Common Stock and Warrants (including the $2.4 million of remaining capacity under the previously authorized repurchase program). All stock and warrant repurchases are subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
During the second quarter of 2016, under our Board approved repurchase plan, we repurchased 3.5 million shares of our KCG Class A Common Stock for $46.5 million and repurchased 6.6 million Warrants for $14.2 million.
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
See Footnote 15 "Warrants and Stock Repurchase" and Footnote 11 "Related Parties" included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for further information.
As of June 30, 2016 we had 86.9 million shares of KCG Class A Common Stock outstanding including RSUs as compared to 90.2 million shares at December 31, 2015.
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission ("CFTC") and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of June 30, 2016, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at June 30, 2016, as reported in its regulatory filing (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$245,609	$2,466	$243,143

Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at June 30, 2016 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$159,184	$111,244	$47,940
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Our Australian and Indian trading entities are subject to certain financial resource requirements of the Australian Securities and Investment Commission and the Foreign Investment Promotion Board, respectively. As of June 30, 2016, we were in compliance with all such requirements.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Critical Accounting Policies
The preparation of our Consolidated Financial Statements and the accompanying notes requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
There have been no updates to our critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at June 30, 2016 and December 31, 2015 was $2.81 billion and $2.44 billion, respectively, in long positions and $2.36 billion and $2.11 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $10.7 million using a hypothetical 10% increase in equity prices as of June 30, 2016, and an estimated loss of $15.2 million using a hypothetical 10% decrease in equity prices at June 30, 2016. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	June 30, 2016	December 31, 2015
Liquidity Pool Composition
Holding company
Cash held at banks	$3,589	$3,283
Money market and other highly liquid investments	306,208	330,698
KCGA
Cash held at banks	23,903	28,485
Money market and other highly liquid investments	65,412	121,515
Total Liquidity Pool	$399,112	$483,981
Cash and other highly liquid investments held by other subsidiary entities	$93,384	$73,779
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, KCG's disclosure controls and procedures are effective.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and KCG’s business.
In June 2016, a majority of voters in the United Kingdom (“UK”) elected to withdraw from the European Union (“EU”) in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the UK formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. There is also considerable uncertainty as to when the framework for any such relationship will be determined and implemented. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, which could have a material adverse effect on KCG’s business, financial condition and results of operations.
As a result of the referendum, KCG may face additional operational, regulatory and compliance costs. In addition, the regulatory, tax and supervisory regimes applicable to KCG’s UK registered broker dealer and its dealings with other EU member states may change, and the nature and timing of such changes are uncertain and cannot be predicted. KCG Europe Limited (“KCG Europe”), a registered broker dealer regulated by the Financial Conduct Authority, operates in the UK and throughout the European Economic Area utilizing European financial services passports, which permit cross-border services and activities throughout the European Economic Area without needing to obtain further local authorizations. If KCG Europe loses these passports, it may be required to obtain such local authorizations in order to continue its businesses in Europe, which may not be obtained in a timely manner or at all. KCG Europe may incur costs to acquire any required licenses and authorizations, or restructure its European operations, and any delay or failure to obtain such licenses or authorizations, or such restructuring, could result in interruptions to the businesses of KCG Europe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of KCG Class A Common Stock during the second quarter of 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2016 - April 30, 2016
Common stock repurchases	2,550		2,550	$151,293
Employee transactions (2)	16		—
Total	2,566	$13.52	2,550
May 1, 2016 - May 31, 2016
Common stock repurchases	517		517	$144,370
Employee transactions (2)	5		—
Total	522	$13.42	517
June 1, 2016 - June 30, 2016
Common stock repurchases	387		387	$139,275
Employee transactions (2)	5		—
Total	392	$13.19	387
Total
Common stock repurchases	3,454		3,454	$139,275
Employee transactions (2)	26		—
Total	3,480	$13.47	3,454
Totals may not add due to rounding.
(1) In April 2016, our Board of Directors authorized an expanded share repurchase program of up to $200.0 million of our Class A Common Stock and Warrants (including the $2.4 million of remaining capacity under the previously authorized repurchase program). We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur.
(2) Represents shares of the Company's Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.
(3) In April 2016, the Company repurchased 6.6 million Warrants for $14.2 million under the share repurchase program authorized by our Board of Directors. As of June 30, 2016, approximately $139.3 million in authority remained under the share repurchase program authorized by our Board of Directors in April 2016.

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

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015, (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2016 (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2016.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer