Form 10-Q
period 2016-09-30
KCG Holdings, Inc.
filed 2016-11-04
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-54991
Commission File Number
KCG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
38-3898306
(I.R.S. Employer Identification Number)
300 Vesey Street, New York, NY 10282
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (646) 682-6000
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
At November 2, 2016, the number of shares outstanding of the Registrant’s Class A Common Stock was 86,157,599 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2016

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$113,829	$277,677	$524,649	$657,222
Commissions and fees	87,842	95,027	288,904	282,358
Interest, net	677	(1,080)	1,061	(1,699)
Investment income and other, net	6,184	5,412	59,256	397,193
Total revenues	208,532	377,036	873,870	1,335,074
Expenses
Employee compensation and benefits	49,006	121,597	222,684	337,786
Execution and clearance fees	71,995	67,502	219,371	198,573
Communications and data processing	36,733	35,256	108,766	103,260
Depreciation and amortization	21,876	23,813	66,015	65,154
Payments for order flow	13,845	17,121	39,590	47,277
Collateralized financing interest	10,693	8,617	29,465	25,932
Occupancy and equipment rentals	9,275	7,472	28,094	22,286
Debt interest expense	9,153	9,958	27,836	30,266
Professional fees	4,139	4,406	15,497	21,281
Business development	994	1,846	4,073	6,728
Debt extinguishment charges	—	—	—	25,006
Writedown of assets and other real estate related charges	—	34,029	—	40,488
Other	8,797	10,000	25,923	26,604
Total expenses	236,506	341,617	787,314	950,641
(Loss) income before income taxes	(27,974)	35,419	86,556	384,433
Income tax (benefit) expense	(16,760)	13,482	27,051	132,357
Net (loss) income	$(11,214)	$21,937	$59,505	$252,076
Basic (loss) earnings per share	$(0.13)	$0.24	$0.69	$2.42
Diluted (loss) earnings per share	$(0.13)	$0.24	$0.67	$2.36
Shares used in computation of basic (loss) earnings per share	85,009	91,134	86,531	104,244
Shares used in computation of diluted (loss) earnings per share	85,009	92,079	88,481	106,816

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income	$(11,214)	$21,937	$59,505	$252,076
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	88	(312)	172	(175)
Cumulative translation adjustment, net of tax	18	(595)	(632)	(1,651)
Comprehensive (loss) income	$(11,108)	$21,030	$59,045	$250,250

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets	(In thousands)
Cash and cash equivalents	$505,462	$581,313
Cash and cash equivalents segregated under federal and other regulations	3,000	3,000
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $470,568 at September 30, 2016 and $324,146 at December 31, 2015:

Equities	2,641,499	2,129,208
Debt securities	251,264	136,387
Listed options	12,190	178,360
Other financial instruments	—	445
Total financial instruments owned, at fair value	2,904,953	2,444,400
Collateralized agreements:
Securities borrowed	1,958,095	1,636,284
Receivable from brokers, dealers and clearing organizations	696,495	681,211
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	135,296	94,858
Investments	93,775	98,943
Goodwill and Intangible assets, less accumulated amortization	100,235	100,471
Deferred tax asset, net	151,024	151,225
Assets of businesses held for sale	8,194	25,999
Other assets	194,072	222,831
Total assets	$6,750,601	$6,040,535
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,927,864	$1,856,171
Debt securities	278,303	105,340
Listed options	16,319	151,893
Other financial instruments	302	—
Total financial instruments sold, not yet purchased, at fair value	2,222,788	2,113,404
Collateralized financings:
Securities loaned	647,602	463,377
Financial instruments sold under agreements to repurchase	1,034,700	954,902
Other collateralized financings	50,000	—
Total collateralized financings	1,732,302	1,418,279
Payable to brokers, dealers and clearing organizations	647,089	273,805
Payable to customers	29,615	17,387
Accrued compensation expense	96,087	154,547
Accrued expenses and other liabilities	129,548	134,026
Debt	453,524	484,989
Total liabilities	5,310,953	4,596,437
Equity
Class A Common Stock
Shares authorized: 1,000,000 at September 30, 2016 and December 31, 2015; Shares issued: 109,012 at September 30, 2016 and 106,025 at December 31, 2015; Shares outstanding: 86,213 at September 30, 2016 and 90,156 at December 31, 2015	1,090	1,060
Additional paid-in capital	1,460,313	1,436,671
Retained earnings	251,625	192,120
Treasury stock, at cost; 22,799 shares at September 30, 2016 and 15,869 shares at December 31, 2015	(273,270)	(186,103)
Accumulated other comprehensive (loss) income	(110)	350
Total equity	1,439,648	1,444,098
Total liabilities and equity	$6,750,601	$6,040,535

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2016
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, December 31, 2015	106,025	$1,060	$1,436,671	$192,120	(15,869)	$(186,103)	$350	$1,444,098
KCG Class A Common Stock repurchased	—	—	—	—	(6,930)	(87,167)	—	(87,167)
Warrants repurchased	—	—	(15,909)	—	—	—	—	(15,909)
Stock-based compensation and Options & Warrants exercised	2,987	30	39,551	—	—	—	—	39,581
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	172	172
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(632)	(632)
Net income	—	—	—	59,505	—	—	—	59,505
Balance, September 30, 2016	109,012	$1,090	$1,460,313	$251,625	(22,799)	$(273,270)	$(110)	$1,439,648

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities	(In thousands)
Net income	$59,505	$252,076
Adjustments to reconcile Net income to net cash provided by operating activities
Realized gain on sale of KCG Hotspot	—	(385,026)
Depreciation and amortization	66,015	65,154
Stock and unit-based compensation	25,161	74,949
Realized gain on sale of assets	(36,195)	—
Realized gain on repurchase of debt and investments	(3,676)	—
Unrealized gain on investments	(10,116)	(9,366)
Deferred taxes	—	(25,781)
Other	7,512	51,964
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	—	(5,039)
Financial instruments owned, at fair value	(460,553)	(139,736)
Securities borrowed	(320,316)	12,550
Receivable from brokers, dealers and clearing organizations	(6,318)	178,109
Other assets	26,653	2,187
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	109,383	34,317
Securities loaned	184,225	61,396
Financial instruments sold under agreements to repurchase	79,798	180,176
Other collateralized financings	50,000	—
Payable to brokers, dealers and clearing organizations	367,480	(361,012)
Payable to customers	11,851	(1,318)
Accrued compensation expense	(44,291)	5,585
Accrued expenses and other liabilities	(15,112)	42,329
Net cash provided by operating activities	91,006	33,514
Cash flows from investing activities
Cash received from sale of KCG Hotspot, net of cash provided	6,552	360,928
Cash received from sale of assets	21,220	—
Cash received from sale of investments and redemptions from investments	52,967	2,523
Purchases of fixed assets and leasehold improvements	(81,916)	(22,657)
Capitalization of software development costs	(25,212)	(15,786)
Purchases of investments	(3,330)	(2,418)
Purchase of business, net of cash acquired	(2,251)	—
Net cash (used in) provided by investing activities	(31,970)	322,590
Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—
Proceeds from issuance of 6.875% Senior Secured Notes, net	—	494,810
Repayment of 8.25% Senior Secured Notes	—	(305,000)
Repayment of convertible notes	—	(117,259)
Payment of debt issuance costs	—	(12,645)
Principal payments on capital lease obligations	(1,535)	(3,478)
Cost of common stock repurchased - Tender Offer	—	(330,000)
Cost of common stock repurchased	(87,167)	(33,250)
Stock options exercised	15	1,247
Warrants exercised	—	247
Cost of warrants repurchased	(15,909)	—
Income tax provision on stock awards exercised	—	257
Net cash used in financing activities	(134,884)	(305,071)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1,651)
(Decrease) Increase in cash and cash equivalents	(75,851)	49,382
Cash and cash equivalents at beginning of period	581,313	578,768
Cash and cash equivalents at end of period	$505,462	$628,150
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,171	$69,307
Cash paid for income taxes	$15,960	$78,164
Non-cash investing activities - Contribution of fixed assets to joint venture	$353	$4,364

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
As of September 30, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
In September 2016, the Company completed the acquisition of Neonet Securities AB ("Neonet"). Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment. The Company does not consider this acquisition to be significant.
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
In March 2015, the Company sold KCG Hotspot, the Company's former spot institutional foreign exchange ECN, to Bats Global Markets, Inc. ("Bats"). The results of KCG Hotspot, including the gain on sale, are included in the Global Execution Services segment, up through the date of its sale.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In March 2016, KCG completed the sale of assets related to its retail U.S. options market making business.
In May 2016, KCG completed the sale of its business as an equities designated market maker ("DMM") on the New York Stock Exchange ("NYSE") to Citadel Securities LLC (“Citadel”).
The results of both the retail U.S. options market making business and the DMM business are included in the Market Making segment, up through the date of the respective sales.
See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for further details.
2. Significant Accounting Policies
Basis of consolidation and form of presentation
The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.
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
Cash and cash equivalents segregated under federal and other regulations
The Company maintains custody of customer funds and is obligated by rules and regulations mandated by the SEC to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and cash equivalents segregated under federal and other regulations approximate fair value. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.
Market making, sales, trading and execution activities
Financial instruments owned and Financial instruments sold, not yet purchased relate to market making and trading activities, and include listed and other equity securities, listed equity options and fixed income securities that are recorded on a trade date basis and are reported at fair value. Such financial instruments are netted by their respective long and short positions by CUSIP/ISIN number. Trading revenues, net, which comprises trading gains, net of trading losses on such financial instruments, are also recorded on a trade date basis.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest Income	$3,011	$2,768	$9,015	$9,841
Interest Expense	(2,334)	(3,848)	(7,954)	(11,540)
Interest, net	$677	$(1,080)	$1,061	$(1,699)
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Dividend Income	$14,704	$14,879	$39,637	$45,596
Dividend Expense	$(14,521)	$(9,904)	$(35,235)	$(30,262)
Payments for order flow represent payments to broker dealer clients, in the normal course of business, for directing their order flow in U.S. equities and, prior to the sale of the retail U.S. options market making business, options to the Company.

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
Collateralized agreements and financings
Collateralized agreements consist of securities borrowed. Collateralized financings primarily comprise securities loaned and financial instruments sold under agreements to repurchase.

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

•
Financial instruments sold under agreements to repurchase and other collateralized financings are used to finance inventories of securities and other financial instruments and are recorded at their contractual amount. The Company has entered into bilateral and tri-party term and overnight repurchase and other collateralized financing agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.
The Company’s securities borrowed, securities loaned, financial instruments sold under agreements to repurchase and other collateralized financings are recorded at amounts that approximate fair value. These items are recorded based upon their contractual terms and are not materially sensitive to shifts in interest rates because they are short-term in nature and are substantially collateralized pursuant to the terms of the underlying agreements. These items would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Repurchases of debt
The Company may repurchase its 6.875% Senior Secured Notes in the open market or through privately negotiated transactions. The Company records its purchases of debt as a reduction in Debt for the par value repurchased as well as a prorated reduction of original issue discount and capitalized issuance costs. Total cost also includes accrued interest on the repurchased debt, which is included in Accrued expenses and other liabilities. The Company will record a gain to the extent that it repurchases debt at a price that is less than par value less the applicable original issue discount and capitalized issuance costs.
Foreign currency translation and foreign currency forward contracts
The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, including its Indian subsidiary, which utilizes the Indian Rupee and, beginning in the third quarter of 2016, Neonet, which utilizes the Swedish Krona. None of these non-U.S. dollar functional currency subsidiaries are significant to the Company’s Consolidated Financial Statements.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended September 30, 2016 and 2015, the Company recorded a gain of $0.1 million and a loss of $1.8 million, respectively, on foreign currency transactions. For the nine months ended September 30, 2016 and 2015, the Company recorded a gain of $1.0 million and a loss of $2.4 million, respectively, on foreign currency transactions.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Depreciation, amortization and occupancy
Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis, upon occupancy of the location, over the shorter of the term of the related office lease or the expected useful life of the assets. The Company reviews fixed assets and leasehold improvements for impairment, as well as their remaining useful lives whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.
Lease loss accrual
The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of projected sub-lease income upon the date the Company ceases to use the excess real estate. Such accrual is adjusted to the extent the actual terms of sub-leased property differ from the previous assumptions used in the calculation of the accrual.
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
The following table presents the Company’s nonconsolidated VIE at September 30, 2016 (in thousands):

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$13,153	$1,206	$13,153	$27,931
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
In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosure in certain circumstances. The guidance is effective for reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have an impact on its Consolidated Financial Statements.
In January 2016, the FASB issued an ASU that provides entities guidance for the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In August 2016, the FASB issued an ASU which clarifies the presentation and classification of certain cash receipts and cash payments in the Consolidated Statement of Cash Flows. This ASU is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
3. Assets of Businesses Held for Sale & Sales of Businesses
In March 2015, the Company completed the sale of KCG Hotspot to Bats. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50.0 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. The Annual Payments were contingent on KCG Hotspot achieving various levels of trading volumes through June 2015. That contingency has been removed because the trading levels were achieved. However, the remaining Annual Payments are contingent on Bats generating sufficient taxable net income to receive the tax benefits.
The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments of $63.2 million are recorded at a fair value of $59.9 million in Other assets on the Consolidated Statement of Financial Condition as of September 30, 2016.
The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statement of Operations for the nine months ended September 30, 2015. The net gain on the sale of KCG Hotspot was $373.8 million which is net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statement of Operations for the nine months ended September 30, 2015.
In accordance with the Company's strategic review of its businesses and evaluation of their potential value in the marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its DMM business, were no longer considered core to its strategy. KCG believes that the sale or divestiture of these businesses does not represent a strategic shift that will have a major effect on its operations and financial results, however, these businesses met the requirements to be considered as held for sale at December 31, 2015 and, for the assets of businesses not yet sold, continue to meet such requirements at September 30, 2016. Assets of businesses held for sale are recorded at the lower of their book value or their estimated fair value and are reported as Assets of businesses held for sale on the September 30, 2016 and December 31, 2015 Consolidated Statements of Financial Condition. See Footnote 9 "Goodwill and Intangible Assets" for further details.
Included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's retail options market making business. The assets were sold to a third party in March 2016, and as a result of the sale, the Company recorded a gain of $2.9 million, which is included in Investment income and other, net on the Consolidated Statement of Operations for the nine months ended September 30, 2016. Also included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's DMM business. The DMM business was sold to Citadel in May 2016. As charges were recorded in the fourth quarter of 2015

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

in order to reflect the estimated fair value of this held for sale business, no gain or loss on sale was recorded in the nine months ended September 30, 2016. The Company continues to have one business that is considered to be held for sale at September 30, 2016.
The assets of businesses held for sale as of September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Intangible assets, net of accumulated amortization	$8,194	$25,999
Total assets of businesses held for sale	$8,194	$25,999
4. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,641,499	$—	$—	$2,641,499
Corporate debt	179,152	—	—	179,152
U.S. government obligations	72,112	—	—	72,112
Listed options	12,190	—	—	12,190
Total Financial instruments owned, at fair value	2,904,953	—	—	2,904,953
Investment in CME Group (1)	2,093	—	—	2,093
Other (2)	—	62,151	6,650	68,801
Total assets held at fair value	$2,907,046	$62,151	$6,650	$2,975,847
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,927,864	$—	$—	$1,927,864
Corporate debt	173,678	—	—	173,678
U.S. government obligations	104,625	—	—	104,625
Listed options	16,319	—	—	16,319
Foreign currency forward contracts	—	302	—	302
Total liabilities held at fair value	$2,222,486	$302	$—	$2,222,788

(1)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(2)
Other primarily consists of a $59.9 million receivable from Bats related to the sale of KCG Hotspot and a $6.7 million receivable from the sale of an investment, both of which are included within Other Assets, and $2.3 million of deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

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
As of both September 30, 2016 and December 31, 2015, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy at September 30, 2016 (in thousands):

	Level 3 Financial Assets for the three months ended September 30, 2016
	Balance at July 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at September 30, 2016
Receivable from sold investment	$6,347	$—	$303	$—	$—	$—	$—	$—	$6,650

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Level 3 Financial Assets for the nine months ended September 30, 2016
	Balance at January 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at September 30, 2016
Receivable from sold investment	$5,789	$—	$861	$—	$—	$—	$—	$—	$6,650
The unrealized gains of $0.3 million and $0.9 million are included within Investment income and other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016, respectively.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.
Foreign currency forward contracts
At September 30, 2016 and December 31, 2015, the Company had foreign currency forward contracts with a notional value of 735.0 million Indian Rupees ($10.7 million U.S. dollars) and 850.0 million Indian Rupees ($13.0 million U.S. dollars), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.
Other
Other primarily consists of the fair value of the Company's receivable from Bats from the sale of KCG Hotspot as more fully described in Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses". Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
The Company has elected the fair value option related to its receivable from Bats. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.
The Company has elected the fair value option related to a receivable originating from the sale of an investment which is classified within Level 3 of the fair value hierarchy. The range of undiscounted amounts the Company may receive for this receivable is between $0 and $8.5 million. The valuation of this financial instrument was based upon the use of a model developed by Company management. Inputs into this model were based upon risk profiles of similar financial instruments in the market and reflects management’s judgment relating to the appropriate discount on the receivable as well as a financial assessment of the debtor. To the extent that valuations based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Movements in these unobservable inputs would not materially impact the Company's results of operations.
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
The following tables summarize the fair value and number of derivative instruments held at September 30, 2016 and December 31, 2015. These instruments include those classified as Financial instruments, owned at fair value, Financial instruments sold, not yet purchased at fair value, as well as futures contracts and bi-lateral over the counter swaps which are reported within Receivable from brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition. The fair value of assets/liabilities are shown gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting agreements, such balances are presented net in the Consolidated Statements of Financial Condition as appropriate under GAAP and 2) the extent to which other rights of setoff associated with these agreements exist and could have an effect on our financial position (in thousands, except contract amounts):

		September 30, 2016
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$292	1,932	$1,651	3,440
Forward contracts (1)	Financial instruments owned, at fair value	—	—	302	1
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,560	2,321	2,000	2,723
Swap contracts	Receivable from brokers, dealers and clearing organizations	8	1	146	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	12,190	78,269	16,319	81,367
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	5,075	4,162	6,059	3,924
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	66,562	37,977	65,970	38,373
Gross derivative assets/liabilities, before netting		$85,687		$92,447
Less: Legally enforceable master netting agreements
Exchange traded (2)		(72,993)		(75,680)
Bi-lateral over-the-counter (3)		—		(448)
Net amounts per Consolidated Statement of Financial Condition (4)		$12,694		$16,319

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

		December 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$578	3,675	$955	6,586
Forward contracts (1)	Financial instruments owned, at fair value	445	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,558	4,038	1,743	3,432
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	281	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,360	360,469	151,893	390,949
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,265	6,195	4,037	4,891
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	35,441	22,424	35,814	24,261
Gross derivative assets/liabilities, before netting		$220,647		$194,723
Less: Legally enforceable master netting agreements
Exchange traded (2)		(41,146)		(42,549)
Bi-lateral over-the-counter (3)		—		(281)
Net amounts per Consolidated Statement of Financial Condition (4)		$179,501		$151,893

(1)	The foreign currency forward contract represents a net investment hedge and is designated as a hedging instrument.

(2)	Exchange traded instruments comprise futures contracts.

(3)	Bi-lateral over-the-counter instruments comprise swaps and forward contracts.

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the gains and losses included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.

		Gain (Loss) Recognized
	Financial Statements	For the three months ended September 30,		For the nine months ended September 30,
	Location	2016	2015	2016	2015
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$1,964	$1,868	$3,529	$2,674
Forward contracts	Investment income and other, net	—	—	—	(10)
Equity
Futures contracts	Trading revenues, net	(5,008)	13,849	6,395	27,587
Swap contracts	Trading revenues, net	(232)	1,792	2,480	2,860
Listed options	Trading revenues, net	(557)	1,149	(222)	(15,032)
Fixed income
Futures contracts	Trading revenues, net	2,670	10,918	16,627	35,839
Commodity
Futures contracts	Trading revenues, net	9,949	14,852	31,506	39,855
		$8,786	$44,428	$60,315	$93,773
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(197)	$(44)	$(571)	$(50)
The Company has identified an error in the presentation of its previously reported derivative gains and losses for the three and nine months ended September 30, 2015 and the above disclosures have been revised to correct for the error. The error impacted the gains and losses from futures contracts in the above table but did not have any impact to the Company’s Consolidated Financial Statements. The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that this error was immaterial to the Consolidated Financial Statements for all prior periods. While the adjustments were immaterial, the Company revised its previously disclosed gains and losses from futures contracts in the above table as follows:

		Gain (Loss) Recognized
	Financial Statements	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Location	As Previously Reported	Revised	As Previously Reported	Revised
Derivative instruments not designated as hedging instruments:
Equity
Futures contracts	Trading revenues, net	(2,122)	13,849	11,616	27,587
Fixed income
Futures contracts	Trading revenues, net	5,256	10,918	30,177	35,839
Commodity
Futures contracts	Trading revenues, net	12,339	14,852	37,342	39,855
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

	September 30, 2016	December 31, 2015
Collateral permitted to be delivered or repledged	$1,969,324	$1,640,145
Collateral that was delivered or repledged	1,842,751	1,570,921
Collateral permitted to be further repledged by the receiving counterparty	152,717	188,345
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
The table below presents information about assets pledged by the Company (in thousands):

	September 30, 2016	December 31, 2015
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$470,568	$324,146
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,189,985	1,027,847
The table below presents the gross carrying value of Securities loaned and Financial instruments sold under agreements to repurchase by class of collateral pledged (in thousands):

September 30, 2016		Financial instruments sold under agreements to repurchase	Other collateralized financings
Asset Class	Securities Loaned
Equities	$639,452	$912,099	$49,256
U.S. government obligations	—	69,700	—
Corporate debt	8,150	52,901	744
Total	$647,602	$1,034,700	$50,000

December 31, 2015		Financial instruments sold under agreements to repurchase	Other collateralized financings
Asset Class	Securities Loaned
Equities	$451,085	$855,632	$—
U.S. government obligations	—	54,902	—
Corporate debt	12,292	44,368	—
Total	$463,377	$954,902	$—
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,958,095	$—	$1,958,095	$1,909,346	$7,002	$41,747
Receivable from brokers, dealers and clearing organizations (3)	59,980	—	59,980	59,881	22	77
Total assets	$2,018,075	$—	$2,018,075	$1,969,227	$7,024	$41,824
Liabilities
Securities loaned	$647,602	$—	$647,602	$627,544	$7,002	$13,056
Financial instruments sold under agreements to repurchase	1,034,700	—	1,034,700	1,034,678	22	—
Other collateralized financings	50,000	—	50,000	50,000	—	—
Total liabilities	$1,732,302	$—	$1,732,302	$1,712,222	$7,024	$13,056

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Maturities of Securities loaned and Financial instruments sold under agreements to repurchase are provided in the table below (in thousands):

As of September 30, 2016	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$647,602	$—	$—	$—	$647,602
Other collateralized financings	—	50,000	—	—	50,000
Financial instruments sold under agreements to repurchase	69,700	310,000	415,000	240,000	1,034,700
Total	$717,302	$360,000	$415,000	$240,000	$1,732,302

As of December 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$463,377	$—	$—	$—	$463,377
Financial instruments sold under agreements to repurchase	54,902	635,000	150,000	115,000	954,902
Total	$518,279	$635,000	$150,000	$115,000	$1,418,279
7. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Receivable:
Clearing organizations and other	$458,972	$505,789
Financial instruments purchased under agreement to resell	59,980	65,433
Securities failed to deliver	177,543	109,989
Total receivable	$696,495	$681,211
Payable:
Clearing organizations and other	$559,621	$240,985
Securities failed to receive	87,468	32,820
Total payable	$647,089	$273,805
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
8. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Strategic investments:
Investments accounted for under the equity method	$87,099	$86,853
Investments held at fair value	2,093	1,814
Investments held at adjusted cost	2,293	8,746
Total strategic investments	91,485	97,413
Other investments	2,290	1,530
Total investments	$93,775	$98,943

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As of September 30, 2016, the aggregate market value of the Company's investment in Bats was approximately $398.7 million based on the closing stock price on the Bats BZX Exchange, Inc. on that date.
In the second quarter of 2016, as part of the initial public offering of Bats, the Company sold 2.6 million shares of its investment in Bats for approximately $46.4 million after commissions. The Company recorded a pre-tax gain of $33.4 million from the sale, which is included in Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2016. Following the sale, and based on total shares outstanding of Bats (including non-voting shares) as of July 31, 2016 as reported by Bats in its most recent Quarterly Report on Form 10-Q, KCG retained an approximate 13.7% ownership stake in Bats. The Company continues to account for its investment in Bats under the equity method of accounting.
In the first quarter of 2016, one of the Company's investments held at adjusted cost made a distribution to its owners, including the Company. As a result of this distribution, the investment's carrying value was adjusted and the Company recognized a pre-tax gain of $2.3 million, which is included in Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2016.
For the three months ended September 30, 2016 and 2015, the Company recorded income of $3.1 million and $4.9 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2016 and 2015, the Company recorded income of $9.9 million and $9.3 million, respectively, related to investments accounted for under the equity method. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 11 "Related Parties".
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
During the third quarter of 2016, the Company wrote off certain trading rights that ceased being utilized in the period. The writeoff resulted in a charge of $0.7 million which was recorded within Other expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. No other events occurred in the nine months ended September 2016 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
No events occurred in the nine months ended September 2015 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
As detailed in Footnote 3 “Assets of Businesses Held for Sale & Sales of Businesses” the Company conducted a strategic review of its businesses and determined that certain of its businesses are no longer considered core to its strategy and the Company is currently seeking the opportunity to exit or divest or has already exited or divested of

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

these businesses. The $8.2 million and $26.0 million estimated fair value of such intangibles as of September 30, 2016 and December 31, 2015, respectively are reported within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
As of both September 30, 2016 and December 31, 2015, all goodwill was recorded within the Market Making segment.
Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to eight years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at September 30, 2016 and December 31, 2015 was approximately two and three years, respectively.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	September 30, 2016 (1)	December 31, 2015 (1)
Market Making
Technology	$39,501	$38,151
Trading rights	7,035	8,530
Total	46,536	46,681
Global Execution Services
Technology	20,646	21,446
Customer relationships	8,306	9,389
Trade names	675	750
Total	29,627	31,585
Corporate and Other
Technology	7,668	5,801
Total	$83,831	$84,067

(1)
Excluded from the September 30, 2016 and December 31, 2015 balance is $8.2 million and $26.0 million, respectively, of intangibles related to businesses which meet the requirements to be considered held for sale. As noted in Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses", such amounts are included in Assets of businesses held for sale.

		September 30, 2016	December 31, 2015
Technology (1)	Gross carrying amount	$147,538	$120,256
	Accumulated amortization	(79,723)	(54,858)
	Net carrying amount	67,815	65,398
Trading rights (2)	Gross carrying amount	7,509	9,209
	Accumulated amortization	(474)	(679)
	Net carrying amount	7,035	8,530
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(4,694)	(3,611)
	Net carrying amount	8,306	9,389
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(325)	(250)
	Net carrying amount	675	750
Total	Gross carrying amount	169,047	143,465
	Accumulated amortization	(85,216)	(59,398)
	Net carrying amount	$83,831	$84,067

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two years as of both September 30, 2016 and December 31, 2015. Excluded from the September 30, 2016 and December 31, 2015 balances are $8.2 million and $8.8 million, respectively, of technology assets related to Assets of businesses held for sale. As noted in Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses", these assets are included in Assets of businesses held for sale.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 4 and 5 years as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, $6.9 million of trading rights had indefinite useful lives. Excluded from the December 31, 2015 balance is $17.2 million of trading rights related to Assets of businesses held for sale.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 6 and 7 years as of September 30, 2016 and December 31, 2015, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 7 years as of both September 30, 2016 and December 31, 2015.
The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Amortization expense	$8,943	$8,533	$24,810	$26,400
As of September 30, 2016, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the three months ended December 31, 2016	$9,199
For the year ended December 31, 2017	35,366
For the year ended December 31, 2018	23,201
For the year ended December 31, 2019	5,179
For the year ended December 31, 2020	1,561
10. Debt
The carrying value and fair value of the Company's debt is as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Secured Notes	$461,657	$458,723	$495,632	$450,000
Deferred debt issuance costs (1)	(8,133)	—	(10,643)	—
Total	$453,524	$458,723	$484,989	$450,000

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
6.875% Senior Secured Notes
On March 10, 2015, the Company entered into a purchase agreement with Jefferies LLC, as initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to sell, and the Initial Purchaser agreed to purchase, $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes”), pursuant to an indenture dated March 13, 2015 (the “6.875% Indenture”), in a private offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The 6.875% Senior Secured Notes were resold by the Initial Purchaser to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of September 30, 2016, the Company was in compliance with these covenants.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Cash Convertible Senior Subordinated Notes
In March 2010, Knight issued $375.0 million aggregate principal amount of Cash Convertible Senior Subordinated Notes (the “Convertible Notes”), due on March 15, 2015, in a private offering exempt from registration under the Securities Act. In connection with the closing of the Mergers, on July 1, 2013, KCG became a party to the indenture under which the Convertible Notes were issued.
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
In the second quarter of 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt issuance costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statement of Operations for the nine months ended September 30, 2015.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of both September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of September 30, 2016, the Company and KCGA were in compliance with these covenants.
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
The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest expense	$8,234	$8,853	$24,885	$26,738
Debt extinguishment charges	—	—	—	25,006
Amortization of debt issuance costs (1)	795	841	2,411	2,697
Commitment fee (2)	371	343	1,089	1,140
Accelerated amortization of debt issuance costs (3)	—	—	738	—
Accelerated interest expense on repurchase of debt (3)	—	—	298	—
Total	$9,400	$10,037	$29,421	$55,581

(1)	Included within Interest expense on the Consolidated Statements of Operations.

(2)	Included within Other expense on the Consolidated Statements of Operations.

(3)
In conjunction with the repurchase of debt in the open market, the Company recorded the prorated accelerated portion of its original issue discount and capitalized debt issuance costs. these costs have been netted against the gain on repurchase within Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2016.

11. Related Parties
The Company interacts with one party which is the beneficial owner of more than 10 percent of KCG’s Class A Common Stock. It also has trading and other activities with certain investees for which KCG accounts for under the equity method of accounting. Each is considered a related party for all applicable periods. See Footnote 8 "Investments" for the carrying value of these investees at September 30, 2016 and December 31, 2015 and for the Company's income

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

with respect to its equity earnings from these investees for the three and nine months ended September 30, 2016 and 2015.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Statements of Operations	2016	2015	2016	2015
Revenues
Commissions and fees	$8,171	$4,496	$23,246	$10,624
Trading revenues, net	86	1,343	1,190	5,248
Interest, net	119	399	394	756
Total revenues from related parties	$8,376	$6,238	$24,830	$16,628
Expenses
Execution and clearance fees(1)	$4,132	$(4,525)	$8,577	$(13,333)
Communications and data processing	4,710	1,577	12,327	3,986
Payment for order flow	—	274	5	2,527
Collateralized financing interest	73	99	199	346
Professional fees	—	—	—	5,507
Other expense	71	479	125	1,756
Total expenses incurred with respect to related parties	$8,986	$(2,096)	$21,233	$789

(1)	Represents net volume based fees paid or received by KCG for taking or providing liquidity to related trading venues.

Statements of Financial Condition	September 30, 2016	December 31, 2015
Assets
Securities borrowed	$35,421	$10,573
Receivable from brokers, dealers and clearing organizations	4,601	1,987
Other assets	62,789	67,652
Liabilities
Securities loaned	$3,127	$3,844
Payable to brokers, dealers and clearing organizations	61	61
Accrued expenses and other liabilities	4,016	4,159
As noted in Footnote 8 "Investments", in the second quarter of 2016, the Company sold a portion of its investment in Bats, which it accounts for under the equity method. The Company recorded a pre-tax gain of $33.4 million from the sale, which is included in Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2016 and is not included in the table above.
In March 2015, the Company completed the sale of KCG Hotspot to Bats, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the nine months ended September 30, 2015. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments are recorded at their estimated fair value of $59.9 million in Other assets on the September 30, 2016 Consolidated Statement of Financial Condition and in the table above. See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for additional information.
Additionally, for the nine months ended September 30, 2015, the Company paid one of its related parties $16.8 million in fees related to financing and advisory activities associated with the issuance of the 6.875% Senior Secured Notes and the sale of KCG Hotspot to Bats. The $16.8 million comprised $11.3 million that was capitalized as debt issuance costs and its remaining balance is included, net, within Debt on the Consolidated Statements of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations for the nine months ended September 30, 2015. These Professional fees are included in the table above, however, the $11.3

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

million capitalized debt issuance costs are not included in the table above as such costs are being amortized over the life of the debt.
In the nine months ended September 30, 2016, the Company paid $66,000 in fees to one of its related parties for acting as broker in connection with the Company's stock buyback program. In the nine months ended September 30, 2015, the Company paid $23,000 in fees to this same related party for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statements of Financial Condition at both September 30, 2016 and December 31, 2015 and are not included in the above table.
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
The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of restricted stock units ("RSUs") and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards. Additionally, in the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") amended the terms of existing RSUs previously granted by the Company as a component of annual incentive compensation in respect of the 2012, 2013 and 2014 performance years (the “Outstanding Annual RSUs”) to provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee’s ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period (the “Continued Vesting Amendment”). The RSUs granted by the Company as a component of 2015 annual incentive compensation provide for the continued vesting treatment described above, and the Company expects that future equity awards granted as a component of annual incentive compensation (“Annual Equity Awards”) will have similar terms. As of September 30, 2016, there were approximately 25.1 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 13.1 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
The Amended 2015 Plan is administered by the Compensation Committee, and allows for the grant of stock options, stock appreciation rights ("SARs"), restricted stock, RSUs and cash-based awards (collectively, the “awards”), as defined by the Amended 2015 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the Amended 2015 Plan also limits the number of awards that may be granted to a single individual.
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
Compensation expense relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Stock award compensation expense (1)	$(232)	$17,906	$24,124	$72,202
Income tax benefit	(88)	6,804	9,167	27,437

(1)
Included in the nine months ended September 30, 2015 is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.

The following table summarizes restricted awards activity for the nine months ended September 30, 2016 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2015	6,737	$11.29
Granted	3,179	10.71
Vested	(4,027)	10.98
Forfeited	(206)	11.47
Outstanding at September 30, 2016	5,683	$11.18
There was $5.2 million of unamortized compensation related to unvested RSUs at September 30, 2016 that are not Annual Equity Awards. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 1.8 years.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the three months ended September 30, 2016. There were 2.0 million stock options granted and no SARs granted during the nine months ended September 30, 2016. There were no stock options or SARs granted during the three and nine months ended September 30, 2015.
Compensation expense relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Stock option and SAR compensation expense	$190	$915	$538	$2,856
Income tax benefit	72	348	204	1,085
The following table summarizes stock option and SAR activity and stock options exercisable for the nine months ended September 30, 2016 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2015 (1)	4,371	$17.36
Granted	2,059	23.35
Exercised	(2)	8.24
Forfeited or expired	(61)	48.38
Outstanding at September 30, 2016 (1)	6,367	$18.96	$11,818	2.58
Exercisable at September 30, 2016	4,308	$16.92	$11,818	1.66
Available for future grants at September 30, 2016 (2)	13,073

(1)	Includes 1.7 million SARs.

(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. There were 1,800 stock options exercised for the three and nine months ended September 30, 2016. There were no stock options or SARs exercised during the three and nine months ended September 30, 2015.
There is $0.7 million of unamortized compensation related to unvested stock options at September 30, 2016. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.75 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or gain included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at September 30,

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

2016 and December 31, 2015 related to incentive units were $2.6 million and $2.4 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the nine months ended September 30, 2016 (units in thousands):

Vested
Incentive units at December 31, 2015	30
Issued	—
Vested	(10)
Exercised	(3)
Canceled	—
Incentive units at September 30, 2016	17
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Incentive units	$253	$(295)	$499	$(109)
13. Income Taxes
The Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.
The Company’s effective tax rate was a benefit of 59.9% on a pre-tax loss for the three months ended September 30, 2016, and an expense of 31.3% on pre-tax income for the nine months ended September 30, 2016. These rates differed from the federal statutory rate of 35% primarily due to benefits associated with research and development tax credits, tax deductions for domestic production activities, state and local taxes, and the effect of nondeductible expenses including certain compensation and meals and entertainment.
The Company’s effective tax rate of 38.1% for the three months ended September 30, 2015 differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. The Company’s effective tax rate of 34.4% for the nine months ended September 30, 2015 differed from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of the Company's subsidiaries in the second quarter of 2015, other state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
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
As of September 30, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2013 through 2015, and to non-U.S. income tax examinations for the tax years 2007 through 2015. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2015. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At September 30, 2016, the Company had $4.5 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At December 31, 2015, the Company had $3.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

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
14. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income (loss), net of tax by component for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, June 30, 2016	$234	$(450)	$(216)
Other comprehensive income (loss)	88	18	106
Balance September 30, 2016	$322	$(432)	$(110)

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$150	$200	$350
Other comprehensive income (loss)	172	(632)	(460)
Balance September 30, 2016	$322	$(432)	$(110)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance June 30, 2015	$489	$725	$1,214
Other comprehensive loss	(4)	(595)	(599)
Amount reclassified from Available-for-sale securities	(308)	—	(308)
Net current period other comprehensive loss	$(312)	$(595)	$(907)
Balance September 30, 2015	$177	$130	$307

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance December 31, 2014	$352	$1,781	$2,133
Other comprehensive income (loss)	133	(1,651)	(1,518)
Amount reclassified from Available-for-sale securities	(308)	—	(308)
Net current period other comprehensive loss	$(175)	$(1,651)	$(1,826)
Balance September 30, 2015	$177	$130	$307
The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Available-for-sale securities:
Reclassification of unrealized net gains	497	Investment income and other, net
Related income tax expense	(189)	Income tax (benefit) expense
	$308	Net of tax

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The adjusted exercise price for each class of Warrants and the activity for the nine months ended September 30, 2016 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at December 31, 2015	7,097	7,254	7,254	21,605
Exercised	(53)	(18)	—	(71)
Repurchased	(2,677)	(2,828)	(2,828)	(8,333)
Warrants - Outstanding at September 30, 2016	4,367	4,408	4,426	13,201
During the third quarter of 2016, the Company repurchased 0.3 million Warrants for $0.7 million. During the nine months ended September 30, 2016, the Company repurchased 8.3 million Warrants for $15.9 million.
Stock Repurchase
As of September 30, 2016, approximately $138.5 million in authority remained under the current share repurchase program, which is subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
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
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 17.2 million and 27.9 million for the three months ended September 30, 2016 and 2015, respectively. The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 14.3 million and 18.3 million for the nine months ended September 30, 2016 and 2015, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company's Class A Common Stock.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	For the three months ended September 30,
	2016		2015
	Numerator / net (loss)	Denominator / shares	Numerator / net income	Denominator / shares
(Loss) income and shares used in basic calculations	$(11,214)	85,009	$21,937	91,134
Effect of dilutive stock based awards
Restricted awards		—		809
Stock options and SARs		—		136
Warrants		—		—
(Loss) income and shares used in diluted calculations	$(11,214)	85,009	$21,937	92,079
Basic (loss) earnings per common share		$(0.13)		$0.24
Diluted (loss) earnings per common share		$(0.13)		$0.24

	For the nine months ended September 30,
	2016		2015
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$59,505	86,531	$252,076	104,244
Effect of dilutive stock based awards
Restricted awards		1,066		1,994
Stock options and SARs		546		390
Warrants		338		188
Income and shares used in diluted calculations	$59,505	88,481	$252,076	106,816
Basic earnings per common share		$0.69		$2.42
Diluted earnings per common share		$0.67		$2.36
17. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2016 or 2015.
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
The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, the Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority ("FCA"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") recently completed an investigation of GETCO’s trading activities on Euronext for the period 2010 to 2012. In a decision, dated July 8, 2016, the AMF's enforcement committee imposed a €400,000 monetary penalty on GETCO which the Company has decided not to appeal. The Company fully reserved for the monetary penalty in the second quarter of 2016 and anticipates paying the monetary penalty in the fourth quarter of 2016.
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At September 30, 2016, the obligations have a weighted-average interest rate of 4.40% per annum and are on varying 3-year terms. The carrying amounts of the capital lease obligations approximate fair value and is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The future minimum payments including interest under the capitalized leases at September 30, 2016 consist of (in thousands):

Minimum Payments
Three months ended December 31, 2016	$532
2017	620
Total	$1,152
The total interest expense related to capital leases for the three and nine months ended September 30, 2016 and 2015 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest expense - Capital leases	$15	$38	$56	$160
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $6.4 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $18.9 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company also subleases certain of its excess capacity to third parties

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

and collects sublease income on such premises. Such income is part of lease loss accruals included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.
The Company leases certain computer and other equipment under noncancelable operating leases. As of September 30, 2016, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and sublease income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Three months ending December 31, 2016	$5,717	$1,452	$4,265
Year ending December 31, 2017	28,549	5,144	23,405
Year ending December 31, 2018	26,872	4,791	22,081
Year ending December 31, 2019	24,318	4,131	20,187
Year ending December 31, 2020	22,918	2,957	19,961
Thereafter through December 31, 2031	175,323	10,348	164,975
Total	$283,697	$28,823	$254,874
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At September 30, 2016, the Company had provided letters of credit for $11.1 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There was one compensation guarantee at September 30, 2016 that extended beyond December 31, 2016. There were no compensation guarantees at September 30, 2015 that extended beyond December 31, 2015.
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
Urban Financial of America, LLC, ("Urban"), the reverse mortgage origination and securitization business that was sold by KCG in November 2013, has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. The Company has not recorded any liabilities related to these potential losses as of September 30, 2016.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	For the nine months ended September 30, 2016	For the year ended December 31, 2015
Balance as of beginning of period	$18,892	$5,897
Real estate charges incurred	—	23,186
Payments made, net	(459)	(8,921)
Interest accretion	(3,949)	(1,270)
Balance as of end of period	$14,484	$18,892
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
20. Business Segments
As of September 30, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
In September 2016, the Company completed the acquisition of Neonet. Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s revenues, (loss) income before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended September 30, 2016:
Revenues	$136,107	$63,713	$8,712	$208,532
Pre-tax earnings	(13,776)	(439)	(13,759)	(27,974)
Total assets	5,280,491	1,060,460	409,650	6,750,601
For the three months ended September 30, 2015:
Revenues	$299,755	$69,713	$7,568	$377,036
Pre-tax earnings	85,419	(1,050)	(48,951)	35,419
Total assets	5,125,761	798,956	925,452	6,850,169
For the nine months ended September 30, 2016:
Revenues	$606,849	$208,245	$58,776	$873,870
Pre-tax earnings	102,223	7,506	(23,173)	86,556
Total assets	5,280,491	1,060,460	409,650	6,750,601
For the nine months ended September 30, 2015:
Revenues	$716,631	$597,502	$20,941	$1,335,074
Pre-tax earnings	129,160	370,072	(114,799)	384,433
Total assets	5,125,761	798,956	925,452	6,850,169
Included in Revenues and Pre-tax earnings within Corporate and Other for the nine months ended September 30, 2016 is a $33.4 million gain from the sale of a portion of the Company's investment in Bats. Included in Revenues and Pre-tax earnings within Global Execution Services for the nine months ended September 30, 2015 are results of KCG Hotspot through March 13, 2015, the date of the sale. Also included in Revenues and Pre-tax earnings within the Global Execution Services segment for the nine months ended September 30, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively.
Included in total assets within Corporate and Other at September 30, 2016 is $8.2 million related to Assets of businesses held for sale. See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and grow revenue and earnings (ii) the receipt of additional payments from the sale of KCG Hotspot that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, best execution, internalization, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; (x) the announced plan to relocate KCG’s global headquarters from Jersey City, NJ to New York, NY; and (xi) KCG's ability to complete the sale or disposition of any or all of the assets or businesses that are classified as held for sale. The list above is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part II, Item 1A of KCG's Annual Report on Form 10-K for the year ended December 31, 2015 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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

Results of Operations
As of September 30, 2016, our operating segments comprised the following:

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

In September 2016, we completed the acquisition of Neonet Securities AB ("Neonet"). Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment.

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
During the fourth quarter of 2015, management conducted a strategic review of our businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of this review, we determined that certain of our businesses, including our business as an equities designated market maker ("DMM") on the New York Stock Exchange ("NYSE"), were no longer considered core to our strategy, and we began seeking opportunities to exit or divest of these businesses. We believe that this course of action did not represent a strategic shift that will have a major effect on our operations and financial results, but did meet the requirements to be considered held for sale at December 31, 2015 and for assets of businesses not yet sold, continue to meet such requirements as of September 30, 2016. The fair value of such assets, of $8.2 million and $26.0 million, on September 30, 2016 and December 31, 2015, respectively, are included within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
In May 2016, we completed the sale of our DMM business to Citadel Securities LLC (“Citadel”) and in the first quarter of 2016, we completed the sale of assets related to our retail U.S. options market making business, both of which were included in Assets of businesses held for sale at December 31, 2015. As a result of the sale of our retail U.S. options market making business, we recorded a $2.9 million gain within our Market Making segment. The results of the DMM and retail U.S. options market making business are included in the Market Making segment, up through the dates of their respective sales.
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
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) of our segments and on a consolidated basis (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Market Making
Revenues	$136,107	$299,755	$606,849	$716,631
Expenses	149,883	214,336	504,626	587,471
Pre-tax (loss) earnings	(13,776)	85,419	102,223	129,160
Global Execution Services
Revenues	63,713	69,713	208,245	597,502
Expenses	64,152	70,763	200,739	227,430
Pre-tax (loss) earnings	(439)	(1,050)	7,506	370,072
Corporate and Other
Revenues	8,712	7,568	58,776	20,941
Expenses	22,471	56,519	81,949	135,740
Pre-tax loss	(13,759)	(48,951)	(23,173)	(114,799)
Consolidated
Revenues	208,532	377,036	873,870	1,335,074
Expenses	236,506	341,617	787,314	950,641
Pre-tax (loss) earnings	$(27,974)	$35,419	$86,556	$384,433
For additional details regarding our segments, see Footnote 20 “Business Segments” included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
Consolidated revenues for the three months ended September 30, 2016 were $208.5 million, compared to $377.0 million for the comparable period in 2015. Consolidated pre-tax earnings for the three months ended September 30, 2016 was a loss of $28.0 million as compared to pre-tax earnings of $35.4 million for the comparable period in 2015.
Consolidated revenues for the nine months ended September 30, 2016 were $873.9 million, which included a $33.4 million gain from the sale of a portion of the Company's investment in Bats, compared to $1,335.1 million for the comparable period in 2015 which included a $385.0 million gain from the sale of KCG Hotspot to Bats. Consolidated pre-tax earnings for the nine months ended September 30, 2016 were $86.6 million as compared to $384.4 million for the comparable period in 2015.
The Company’s net revenues, which we define as total revenues, less execution and clearance fees, payments for order flow and collateralized financing interest, and which excludes certain revenue items such as the aforementioned $33.4 million gain from the sale of a portion of the Company's investment in Bats for the nine months ended September 30, 2016 and the $385.0 million gain on the sale of KCG Hotspot for the nine months ended September 30, 2015 ("Net revenues”) were $112.0 million for the three months ended September 30, 2016, compared to $283.8 million for the comparable period in 2015, and $552.0 million for the nine months ended September 30, 2016, compared to $678.3 million for the comparable period in 2015. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.

The following tables provide a full reconciliation of total revenues to Net revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Reconciliation of Total revenues to Net revenues:
Total revenues per Consolidated Statements of Operations	$208,532	$377,036	$873,870	$1,335,074
Less:
Execution and clearance fees	71,995	67,502	219,371	198,573
Payments for order flow	13,845	17,121	39,590	47,277
Collateralized financing interest	10,693	8,617	29,465	25,932
Gain from the sale of a portion of the Company's investment in Bats	—	—	33,397	—
Gain from the sale of KCG Hotspot	—	—	—	385,026
Net revenues	$111,999	$283,796	$552,047	$678,266
Consolidated revenues for the three months ended September 30, 2016 of $208.5 million decreased from consolidated revenues of $377.0 million for the comparable period in 2015. The $168.5 million decrease is primarily due to the decrease in the performances of our Market Making trading strategies and agency execution services, all of which were impacted by lower volumes and market volatility compared to the third quarter of 2015.
Consolidated revenues for the nine months ended September 30, 2016 of $873.9 million decreased from consolidated revenues of $1,335.1 million for the comparable period in 2015. The $461.2 million decrease is primarily due to the $385.0 million gain from the sale of KCG Hotspot in 2015 as well as lower trading revenues from Market Making in 2016 offset, in part, by the $33.4 million gain from the sale of a portion of the Company's investment in Bats.
The changes in our results by segment from the comparable period in 2015 are summarized as follows:

•
Market Making— Our pre-tax earnings from Market Making for the three months ended September 30, 2016 was a loss of $13.8 million, and pre-tax earnings of $85.4 million for the comparable period in 2015. Results for 2015 included a $4.4 million charge related to a writedown of assets. Our pre-tax earnings from Market Making for the nine months ended September 30, 2016 were $102.2 million, and pre-tax earnings of $129.2 million for the comparable period in 2015. Results for the three and nine months ended September 30, 2016 were affected by a decrease in the performance of our U.S. equities market making strategies which is the largest driver of our revenues. Their performance was impacted by lower market volatility and volumes as well as more narrow spreads of equities traded offset, in part, by lower expenses. Results for 2015 included the aforementioned $4.4 million charge related to a writedown of assets as well as a $19.8 million charge in the second quarter of 2015 related to stock-based compensation resulting from stockholder-approved changes made to outstanding equity awards.

•
Global Execution Services— Our pre-tax loss from Global Execution Services for the three months ended September 30, 2016 was $0.4 million, and a pre-tax loss of $1.1 million for the comparable period in 2015. Results for 2016 were aided by improved results from our ETF and KCG BondPoint businesses. Our pre-tax earnings from Global Execution Services for the nine months ended September 30, 2016 were $7.5 million, and pre-tax earnings of $370.1 million for the comparable period in 2015.This decrease resulted primarily from the following: (i) a $385.0 million gain from the sale of KCG Hotspot recognized in the 2015 period, (ii) related professional fees of $6.7 million, (iii) sale-related compensation expense of $4.5 million, (iv) earnings from the operation of KCG Hotspot up until its sale, which were included for most of the first quarter of 2015, and (v) an $8.2 million charge in 2015 related to the aforementioned changes to our stock-based compensation. The decrease in pre-tax results was partially offset by improved results in 2016 in our ETF and KCG BondPoint businesses.

•
Corporate and Other— Our pre-tax loss from Corporate and Other was $13.8 million for the three months ended September 30, 2016 and a pre-tax loss of $49.0 million for the comparable period in 2015. Our pre-tax loss from Corporate and Other was $23.2 million for the nine months ended September 30, 2016 and a loss of $114.8 million for the comparable period in 2015.The results for the three and nine months ended September 30, 2016 were aided by a $33.4 million gain from the sale of a portion of our investment in Bats. The results for the three and nine months ended September 30, 2015 were primarily affected by the following:

(i) a $25.0 million charge related to the early retirement of debt including a contractual make-whole premium, (ii) $35.3 million in various real estate charges comprising the accelerated amortization of leasehold improvements for excess real estate in the Jersey City and Chicago offices (iii) a $0.8 million charge in 2015 related to the aforementioned changes to our stock-based compensation and (iv) $0.8 million in writedown of assets.
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
As a result of the planned relocation of our new corporate headquarters, we continue to incur additional occupancy expenses of approximately $1.6 million per quarter in 2016, which will also continue to run through the end of 2016.
Our address has changed to 300 Vesey Street, New York, New York 10282 and our move into our new corporate headquarters has begun and is expected to be completed by the end of 2016.
We have also adopted a plan to relocate our main data center from Jersey City, NJ. We anticipate that this data center relocation will result in additional capital expenditures during 2017, which will lead to increases in depreciation, and we also expect this data center relocation to result in increases in our communications and data processing costs. We expect to complete our data center relocation in 2018.
Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our non-client exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or tangible or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability and cost of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as the events that affected Knight on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases (and related expenses in connection with the planned relocation of our headquarters) and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; actions taken relating to our strategic investments; investor sentiment; the effectiveness of the measures we take to mitigate the risks of cyber threats; and technological changes and events.
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

Interest, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates; the level of cash balances held at banks and third party clearing brokers; the level of our securities borrowing activity; our level of securities positions in which we are long compared to our securities positions in which we are short; and the extent of our collateralized financing arrangements.
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
Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services, colocation facilities and systems maintenance.
Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, equipment and furniture and fixtures, and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. We depreciate our fixed assets and amortize our intangible assets on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.
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
Three months ended September 30, 2016 and 2015
Revenues
Market Making

	For the three months ended September 30,
	2016	2015	Change	% of Change
Trading revenues, net (thousands)	$105,975	$269,858	$(163,883)	(60.7)%
Commissions and fees (thousands)	30,959	30,792	167	0.5%
Interest, net and other (thousands)	(827)	(895)	68	7.6%
Total revenues from Market Making (thousands)	$136,107	$299,755	(163,648)	(54.6)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	26,352	31,517	(5,165)	(16.4)%
Average daily trades (thousands)	3,288	4,025	(737)	(18.3)%
Average daily NYSE and Nasdaq shares traded (millions)	949	985	(36)	(3.7)%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	2,820	3,838	(1,018)	(26.5)%
Average revenue capture per U.S. equity dollar value traded (bps)	0.67	1.27	(0.60)	(47.2)%
Totals may not add due to rounding.
Global Execution Services

	For the three months ended September 30,
	2016	2015	Change	% of Change
Commissions and fees (thousands)	$56,883	$64,235	$(7,353)	(11.4)%
Trading revenues, net (thousands)	7,539	7,226	313	4.3%
Interest, net and other (thousands)	(709)	(1,748)	1,040	59.5%
Total revenues from Global Execution Services (thousands)	$63,713	$69,713	(6,000)	(8.6)%
Average daily KCG Institutional Equities U.S. equities shares traded (millions) (1)	206.4	236.3	(29.9)	(12.7)%
Average daily KCG BondPoint fixed income par value traded ($ millions)	201.5	130.5	71.0	54.4%

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

Totals may not add due to rounding.
Corporate and Other

	For the three months ended September 30,
	2016	2015	Change	% of Change
Total revenues from Corporate and Other (thousands)	$8,712	$7,568	$1,144	15.1%
Trading revenues, net were $113.8 million in the three months ended September 30, 2016, down 59.0% from $277.7 million in the comparable period in 2015. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues as well as the majority of the quarter over quarter decline in revenues are derived from our market making strategies in U.S. equities whose performances declined during the current period. The decrease in performance is primarily due to less favorable market conditions during the third quarter of 2016 including substantially decreased market volumes, a tightening of spreads for equities traded and volatility. The decrease in Trading revenues, net was partially offset by the growth of our client ETF business within our Global Execution Services segment.

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
Average revenue capture per U.S. equity dollar traded was 0.67 basis points ("bps") in the three months ended September 30, 2016, down 47.2% from 1.27 bps for the comparable period in 2015. U.S. Equity Market Making Revenues were $112.4 million and $256.9 million for the three months ended September 30, 2016 and 2015, respectively.
Commissions and fees decreased 7.6% to $87.8 million in the three months ended September 30, 2016, compared to $95.0 million for the comparable period in 2015. The decrease was primarily driven by lower revenues from the Global Execution Services segment's agency-based high touch and electronic trading businesses, which includes the use of our client algorithms and order routing, offset, partially by higher revenues from KCG BondPoint.
Interest income, net increased to $0.7 million in the three months ended September 30, 2016, compared to a net loss of $1.1 million for the comparable period in 2015. Our interest income varies based on the amount of cash held at banks and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other, net was $6.2 million in the three months ended September 30, 2016, compared to $5.4 million for the comparable period in 2015.The increase is attributable to returns on our investments accounted for under the equity method.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $49.0 million for the three months ended September 30, 2016 and $121.6 million for the comparable period in 2015. In the third quarter of 2016, employee compensation and benefits was 43.8% of Net revenues and 42.8% in the comparable period in 2015. The decrease on a dollar basis was due to lower discretionary compensation accruals as a result of lower Net revenues and decreased profitability as well as fewer employees.
The number of full time employees decreased to 981 at September 30, 2016 from 1,033 at September 30, 2015. The decrease was due to natural attrition and the sale of our DMM business in the second quarter of 2016 offset, in part, by the acquisition of Neonet in September of 2016.
Execution and clearance fees were $72.0 million for the three months ended September 30, 2016 and $67.5 million for the comparable period in 2015. Execution and clearance fees were 34.5% of revenues in the third quarter of 2016 and 17.9% of revenues in the third quarter of 2015. The increase in Execution and clearance fees on a dollar basis was primarily due to a change in certain trading models and increased transaction costs. The increase as a percentage of revenues was due to decrease in performance of our trading models. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $36.7 million for the three months ended September 30, 2016 and $35.3 million for the comparable period in 2015. The increase in communications and data processing expense primarily relates to higher connectivity and colocation expenses offset, in part, by lower market data costs.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized internal use software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $21.9 million for the three months ended September 30, 2016 and $23.8 million for the comparable period in 2015. The decrease is due to the full depreciation of certain data center assets as well as microwave-related assets offset, in part, by additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software. These decreases were also aided by the sale of certain microwave communication network assets to the JV in 2015 as well as intangible assets included in Assets of businesses held for sale, which are no longer being amortized. See "Headquarters relocation" earlier in this section for further information regarding depreciation.

Payments for order flow fluctuate in total and as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $13.8 million for the three months ended September 30, 2016 and $17.1 million for the comparable period in 2015. As a percentage of revenues, Payments for order flow increased to 6.6% for 2016 from 4.5% of revenues in 2015. The decrease on a dollar basis is due to the decrease in activity related to our retail options market making business which we exited in the first quarter of 2016 offset, in part, by greater payments for order flow related to our U.S. equity market making business.
Collateralized financing interest expense was $10.7 million for the three months ended September 30, 2016 and $8.6 million for the comparable period in 2015. Collateralized financing interest expense relates to the funding of our securities positions primarily through stock loan and repurchase agreements. The increase is a result of additional funding during the current period as well as an increase to funding rates.
Occupancy and equipment rentals expense was $9.3 million for the three months ended September 30, 2016 and $7.5 million for the comparable period in 2015. The increase is primarily due to rent expense related to the lease of our new headquarters which commenced in the fourth quarter of 2015. See "Headquarters relocation" earlier in this section for further information.
Debt interest expense was $9.2 million for the three months ended September 30, 2016 and $10.0 million for the comparable period in 2015. The decrease is due to reduced debt outstanding as a result of the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the open market during the first quarter of 2016.
Professional fees were $4.1 million for the three months ended September 30, 2016 and $4.4 million for the comparable period in 2015. The decrease in Professional fees was primarily due to lower consulting and legal fees.
Writedown of assets and other real estate related charges of $34.0 million for the three months ended September 30, 2015 primarily represent lease termination charges as well as accelerated amortization and depreciation of certain leasehold improvements and fixed assets in our Jersey City and Chicago offices. See "Headquarters relocation" earlier in this section for further information. There were no Writedown of assets and other real estate related charges for the three months ended September 30, 2016.
All other expenses were $9.8 million for the three months ended September 30, 2016 and $11.8 million for the comparable period for 2015. The decrease primarily relates to a decrease in recruiting and other employee costs as well as a decrease in marketing and client related activity included in Business development costs.
Our effective tax rate for the three months ending September 30, 2016 is a benefit of 59.9%, which differs from the federal statutory rate of 35% primarily due to benefits associated with research and development tax credits, tax deductions for domestic production activities, state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate of 38.1% for the three months ending September 30, 2015 differs from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.

Nine months ended September 30, 2016 and 2015
Revenues
Market Making

	For the nine months ended September 30,
	2016	2015	Change	% of Change
Trading revenues, net (thousands)	$500,937	$631,327	$(130,391)	(20.7)%
Commissions and fees (thousands)	105,155	90,685	14,470	16.0%
Interest, net and other (thousands)	758	(5,381)	6,139	N/M
Total revenues from Market Making (thousands)	$606,849	$716,631	(109,782)	(15.3)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	27,712	30,140	(2,428)	(8.1)%
Average daily trades (thousands)	3,692	3,840	(148)	(3.9)%
Average daily NYSE and Nasdaq shares traded (millions)	1,008	934	74	7.9%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	3,407	4,284	(877)	(20.5)%
Average revenue capture per U.S. equity dollar value traded (bps)	0.96	1.01	(0.05)	(5.0)%
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the nine months ended September 30,
	2016	2015	Change	% of Change
Commissions and fees (thousands) (1)	$183,747	$191,673	$(7,927)	(4.1)%
Trading revenues, net (thousands)	27,320	25,886	1,434	5.5%
Interest, net and other (thousands) (1)	(2,821)	379,943	(382,764)	N/M
Total revenues from Global Execution Services (thousands)	$208,245	$597,502	(389,257)	(65.1)%
Average daily KCG Institutional Equities U.S. equities shares traded (millions) (2)	231.3	227.7	3.6	1.6%
Average daily KCG BondPoint fixed income par value traded ($ millions)	199.2	138.1	61.1	44.2%

(1)
For the nine months ended September 30, 2015, Commissions and fees includes activity related to KCG Hotspot through March 13, 2015, while Interest, net and other includes the $385.0 million gain on the sale of KCG Hotspot.

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

Totals may not add due to rounding.
Corporate and Other

	For the nine months ended September 30,
	2016	2015	Change	% of Change
Total revenues from Corporate and Other (thousands)	$58,776	$20,941	$37,835	180.7%
Trading revenues, net were $524.6 million in the nine months ended September 30, 2016, down 20.2% from $657.2 million in the comparable period in 2015. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues as well as the majority of the year over year decline in revenues are derived from our market making in U.S. equities whose performances declined during the current period. The decrease in performance is due to unfavorable market conditions in 2016 including lower market volumes and muted volatility. The decrease in trading revenues, net was partially offset by the growth of our client ETF business within our Global Execution Services segment.
Average revenue capture per U.S. equity dollar traded was 0.96 bps in the nine months ended September 30, 2016, down 5.0% from 1.01 bps for the comparable period in 2015. U.S. Equity Market Making Revenues were $504.1 million and $571.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Commissions and fees increased 2.3% to $288.9 million in the nine months ended September 30, 2016, compared to $282.4 million for the comparable period in 2015. The increase was primarily driven by higher revenues from the Market Making segment's volume based fees that are earned for providing liquidity to other trading venues as well as the growth of our agency-based electronic trading businesses, which includes the use of our client algorithms and order routing, and record highs from KCG BondPoint, partially offset by the decrease in commissions from our high touch sales business and the sale of our KCG Hotspot business, in March 2015.
Interest income, net increased to $1.1 million in the nine months ended September 30, 2016, compared to a net loss of $1.7 million for the comparable period in 2015. Our interest income varies based on the amount of cash held and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other, net was $59.3 million in the nine months ended September 30, 2016, compared to $397.2 million for the comparable period in 2015. Income for the nine months ended September 30, 2016 includes a $33.4 million gain from the sale of a portion of the Company's investment in Bats, a $2.9 million gain from the sale of assets related to our retail U.S. options market making operations, a $3.7 million gain from the repurchase of a portion of our 6.875% Senior Secured Notes and a $2.8 million net gain primarily resulting from a distribution from an investment. Income for the nine months ended September 30, 2015 includes the $385.0 million gain on the sale of KCG Hotspot within our Global Execution Services segment. In addition to these items, the current period had higher revenues from our investments which we account for under the equity method.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $222.7 million for the nine months ended September 30, 2016 and $337.8 million for the comparable period in 2015. In 2016, employee compensation and benefits was 40.3% of Net revenues. The comparable period in 2015 includes a $28.8 million charge related to stock-based compensation resulting from stockholder-approved changes made during the second quarter of 2015 related to outstanding equity awards and $4.5 million in compensation expense related to the sale of KCG Hotspot. Aside from these factors, employee compensation and benefits was lower in the current year period as a result of fewer employees and lower discretionary compensation accruals as a result of lower Net revenues and decreased profitability.
Execution and clearance fees were $219.4 million for the nine months ended September 30, 2016 and $198.6 million for the comparable period in 2015. Execution and clearance fees were 25.1% of revenues for 2016. The increase in Execution and clearance fees on a dollar basis was primarily due to a change in certain trading models and increased transaction costs. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $108.8 million for the nine months ended September 30, 2016 and $103.3 million for the comparable period in 2015. The increase in communications and data processing expense primarily relates to higher connectivity expenses.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized internal use software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $66.0 million for the nine months ended September 30, 2016 and $65.2 million for the comparable period in 2015. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our existing Jersey City and New York City offices as a result of reducing the remaining estimated useful lives of such assets upon adopting a plan in the second quarter of 2015 to relocate our headquarters in late 2016. See "Headquarters relocation" earlier in this section for further information.
Payments for order flow were $39.6 million for the nine months ended September 30, 2016 and $47.3 million for the comparable period in 2015. As a percentage of revenues, Payments for order flow were 4.5% for 2016. The decrease on a dollar basis is due to the decrease in activity related to our retail U.S. options market making business which we exited in the first quarter of 2016.
Collateralized financing interest expense was $29.5 million for the nine months ended September 30, 2016 and $25.9 million for the comparable period in 2015. Collateralized financing interest expense relates to the funding of our securities positions primarily through stock loan and repurchase agreements. The increase is a result of additional funding and higher funding rates during the period.
Occupancy and equipment rentals expense was $28.1 million for the nine months ended September 30, 2016 and $22.3 million for the comparable period in 2015. The increase is primarily due to rent expense related to the lease of our new headquarters which commenced in late 2015. See "Headquarters relocation" earlier in this section for further information.
Debt interest expense was $27.8 million for the nine months ended September 30, 2016 and $30.3 million for the comparable period in 2015. The decrease is due to reduced debt outstanding as a result of the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the open market during the first quarter of 2016.
Professional fees were $15.5 million for the nine months ended September 30, 2016 and $21.3 million for the comparable period in 2015. The decrease in Professional fees was primarily due to the $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot in the first quarter of 2015 offset, in part, by higher legal and consulting costs.
Debt extinguishment charges for the nine months ended September 30, 2015 of $25.0 million comprised a $16.5 million contractual debt make-whole premium paid to note holders and an $8.5 million writedown of capitalized debt costs as a result of the redemption of our $305.0 million 8.25% Senior Secured Notes in April 2015. There were no Debt extinguishment charges for the nine months ended September 30, 2016.
Writedown of assets and other real estate related charges of $40.5 million for the nine months ended September 30, 2015 primarily represent lease termination charges as well as accelerated amortization and depreciation of certain leasehold improvements and fixed assets related to abandoned spaces in our Chicago and Jersey City offices as well as adjustments to the previous calculations of lease losses due to actual and updated assumptions. See "Headquarters relocation" earlier in this section for further information. There were no Writedown of assets and other real estate related charges for the nine months ended September 30, 2016.
All other expenses were $30.0 million for the nine months ended September 30, 2016 and $33.3 million for the comparable period for 2015. The decrease primarily relates to a decrease in recruiting and other employee costs as well as a decrease in marketing and client related activity included in Business development costs.
Our effective tax rate of 31.3% for the nine months ended September 30, 2016 differed from the federal statutory rate of 35% primarily due to benefits associated with research and development tax credits, tax deductions for domestic production activities, state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate for the nine months ending September 30, 2015 of 34.4% differed from the federal statutory rate of 35% primarily due to the reversal of a valuation allowance on certain state tax net operating losses and other deferred tax assets as a result of a change in tax status of one of our subsidiaries, offset in part by other state and local tax accruals and the effect of nondeductible expenses.

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2016 and December 31, 2015, we had total assets of $6.75 billion and $6.04 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$505,462	$581,313
Financial instruments owned, at fair value:
Equities	2,641,499	2,129,208
Debt Securities	251,264	136,387
Listed Options	12,190	178,360
Collateralized agreements:
Securities borrowed	1,958,095	1,636,284
Receivable from brokers, dealers and clearing organizations (1)	518,952	571,222
Total cash and assets readily convertible to cash	$5,887,462	$5,232,774

(1)	Excludes $177.5 million and $110.0 million of securities failed to deliver as of September 30, 2016 and December 31, 2015, respectively.
Totals may not add due to rounding.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents decreased from December 31, 2015 due to repurchases of a portion of our 6.875% Senior Secured Notes and Class A Common Stock and Warrants, payments of 2015 year-end bonuses in 2016, capital expenditures and estimated income tax payments offset, in part, by cash generated by our operating activities. See Footnote 15 "Warrants and Stock Repurchase" and Footnote 10 “Debt” included in Part I, Item 1. "Financial Statements (Unaudited)" of this Form 10-Q for further information.
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
As of September 30, 2016, $1.66 billion of securities, primarily equities, have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2015, $1.35 billion of securities, primarily equities, were pledged as collateral to third-parties under financing arrangements.
Goodwill and intangible assets, net of accumulated amortization were slightly lower at September 30, 2016 compared to December 31, 2015 primarily due to amortization of intangible assets offset, in part, by additional capitalized internal-use software.
Other assets primarily comprise deposits, prepaids and other miscellaneous receivables. Other assets decreased primarily as a result of a decrease in customer receivable balances as well as the partial collection of our receivable from Bats related to our sale of KCG Hotspot. See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further information on the Bats receivable.
The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. The increase in these balances from December 31, 2015 to September 30, 2016 was due to higher trading activity and other quarter end activity.
Total liabilities were $5.31 billion at September 30, 2016 and $4.60 billion at December 31, 2015. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. The decrease in Debt was primarily due to the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the first quarter of 2016. The decrease in our Accrued compensation expense is due to the payment of our 2015 bonus offset by accruals for current year bonus.
Equity decreased by $4.5 million to $1.44 billion at September 30, 2016. The decrease in equity from December 31, 2015 was primarily a result of our stock and warrant repurchase activities in 2016 offset by Net income and employee stock grants.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses, a series of debt transactions and the issuance of equity.
At September 30, 2016, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.03 billion.
Our cash flow activities were as follows (in thousands):

	For the nine months ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$91,006	$33,514
Investing activities	(31,970)	322,590
Financing activities	(134,884)	(305,071)
Operating activities
For the nine months ended September 30, 2016, cash of $91.0 million was provided by operating activities as compared to cash of $33.5 million for the nine months ended September 30, 2015. The increase was primarily related to increased cash funding of our inventories offset by decreased profitability related to our operating activities. The increases we have in our long and short inventory and related financing activities, led to increases in operating assets and operating liabilities as compared to the 2015 period. Increases in operating assets generally result in a use of cash while increases in operating liabilities generally result in an increase in cash. The largest increases in operating assets were Financial instruments owned, at fair value, and Securities borrowed, while the largest increases in operating liabilities were Payable to brokers, dealers and clearing organizations, Collateralized financings, and Financial instruments sold, not yet purchased, at fair value.
Investing activities
For the nine months ended September 30, 2016, cash of $32.0 million was used in investing activities as compared to cash of $322.6 million provided by investing activities in the comparable period in 2015. The decrease was primarily related to the $360.9 million in cash received from the sale of KCG Hotspot in the 2015 period.
For the nine months ended September 30, 2016, we received cash of $80.7 million from the sale of assets, including our former DMM; investments, including our sale of a portion of our Bats investment; and redemptions from investments, offset by purchases of investments.
Capital expenditures, including capitalized software development costs, were $107.1 million and $38.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increased expenditure is primarily due to the build out of our new corporate headquarters. See “Headquarters relocation” earlier in this section for further information.
For the nine months ended September 30, 2016, cash of $2.3 million was used in purchase of Neonet, net of cash acquired. There were no purchases of businesses in the 2015 period.

Financing activities
For the nine months ended September 30, 2016, cash of $134.9 million was used in financing activities as compared to $305.1 million cash used in the comparable period in 2015. The primary uses of cash for financing activities in the nine months ended September 30, 2016 related to the repurchase of KCG Class A Common Stock and Warrants and a portion of our 6.875% Senior Secured Notes. The primary uses of cash for financing activities in the 2015 period related to the use of $330.0 million for stock repurchases through our tender offer, other repurchases of KCG Class A Common Stock and the repayments of our 8.25% Senior Secured Notes and Cash Convertible Senior Subordinated Notes. These cash outflows in 2015 were offset by cash provided by the issuance of our 6.875% Senior Secured Notes.
See Footnote 10 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for a description of our debt as of September 30, 2016.
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
During the third quarter of 2016, under our Board approved repurchase plan, we repurchased 500 shares of our KCG Class A Common Stock for $7,000 and repurchased 0.3 million Warrants for $0.7 million.
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
As of September 30, 2016 we had 86.2 million shares of KCG Class A Common Stock outstanding including RSUs as compared to 90.2 million shares at December 31, 2015.
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission ("CFTC") and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of September 30, 2016, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at September 30, 2016, as reported in its regulatory filing (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$267,916	$1,390	$266,526

Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at September 30, 2016 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$150,816	$112,900	$37,916
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Our Australian, Indian and Swedish trading entities are subject to certain financial resource requirements of the Australian Securities and Investment Commission, the Foreign Investment Promotion Board and the Swedish Financial Supervisory Authority, respectively. As of September 30, 2016, we were in compliance with all such requirements.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, listed equity options and fixed income securities. The fair value of these financial instruments at September 30, 2016 and December 31, 2015 was $2.90 billion and $2.44 billion, respectively, in long positions and $2.22 billion and $2.11 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $16.9 million using a hypothetical 10% increase in equity prices as of September 30, 2016, and an estimated loss of $8.5 million using a hypothetical 10% decrease in equity prices at September 30, 2016. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.
Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. We maintain a robust framework to manage operational risk events. The framework includes a sound risk management governance structure, including a Chief Risk Officer, a risk function, Management Risk Committee, and a Board Risk Committee. Within the risk function, we have created a formal Operational Risk Management team lead by the Global Head of Operational Risk, responsible for managing the Company’s operational risk exposure. The Emergency Response Center has been established and is tasked with monitoring and responding to operational incidents and natural disasters in real time. The Emergency Management Plan ("EMP") sets forth procedures for firm-wide crisis response, should incidents go beyond the emergency solving capabilities of individual businesses. The EMP is tested several times a year with simulated emergencies of various kinds. Furthermore, the framework incorporates market access controls designed to closely monitor inbound and outbound orders and enable the rapid automatic shut-down for specific applications.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	September 30, 2016	December 31, 2015
Liquidity Pool Composition
Holding company
Cash held at banks	$5,217	$3,283
Money market and other highly liquid investments	271,523	330,698
KCGA
Cash held at banks	29,096	28,485
Money market and other highly liquid investments	110,162	121,515
Total Liquidity Pool	$415,998	$483,981
Cash and other highly liquid investments held by other subsidiary entities	$89,464	$73,779
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
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform its contractual obligations in a timely manner. We manage credit risk with a global, independent risk management function that is responsible for measuring, monitoring and controlling the counterparty credit risks inherent in our business activities.
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, KCG's disclosure controls and procedures are effective.
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
The following table contains information about our purchases of KCG Class A Common Stock during the third quarter of 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016
Common stock repurchases	1		1	$138,761
Employee transactions (2)	466		—
Total	467	$13.34	1
August 1, 2016 - August 31, 2016
Common stock repurchases	—		—	$138,543
Employee transactions (2)	108		—
Total	108	$14.52	—
September 1, 2016 - September 30, 2016
Common stock repurchases	—		—	$138,543
Employee transactions (2)	122		—
Total	122	$14.56	—
Total
Common stock repurchases	1		1	$138,543
Employee transactions (2)	696		—
Total	697	$13.74	1
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

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015, (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016 (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November 2016.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer