Form 10-K
period 2016-12-31
KCG Holdings, Inc.
filed 2017-02-24
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $848.4 million at June 30, 2016 based upon the closing price for shares of KCG's Class A Common Stock as reported by the New York Stock Exchange.
At February 22, 2017, the number of shares outstanding of the Registrant’s Class A Common Stock was 66,444,989 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into
Part III hereof).

KCG HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2016

FORWARD LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and grow revenue and earnings (ii) the receipt of additional payments from the sale of KCG Hotspot that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the self-regulatory organization ("SROs") and the media on market structure issues, and in particular, the scrutiny of high frequency trading, best execution, internalization, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; and (x) the relocation of KCG's global headquarters from Jersey City, NJ to New York, NY and the migration of its Jersey City data center operations to other commercial data centers and colocations. The list above is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in KCG’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Risk Factors” in Part I, Item 1A herein and elsewhere in this Annual Report on Form 10-K, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with KCG's Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.

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
Our corporate headquarters are located at 300 Vesey Street, New York, New York 10282. Our telephone number is (646) 682-6000.
Financial information concerning our business segments for each of 2016, 2015 and 2014 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K (“MD&A”) and in the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 “Financial Statements and Supplementary Data.”
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
Our Board of Directors (the “Board”) has a standing Finance and Audit Committee, Risk & Technology Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Each committee charter, along with the Corporate Governance Guidelines, is posted on the Company’s website. None of the information on our corporate website is incorporated by reference into this report.
All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:
KCG Holdings, Inc.
Investor Relations
300 Vesey Street, 12th Floor
New York, NY 10282
(646) 682-6000
Unless otherwise indicated, references to the “Company,” “KCG,” “We,” “Us,” or “Our” shall mean KCG Holdings, Inc. and its subsidiaries.

Operating Segments
As of December 31, 2016, we had three operating segments: (i) Market Making, (ii) Global Execution Services, and (iii) Corporate and Other.

•
Market Making - Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, electronic communications networks (“ECNs”) and alternative trading systems (“ATSs”). We are an active participant on all major global equity and futures exchanges and we also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").

•
Global Execution Services - Our Global Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers. We earn commissions as an agent on behalf of clients as well as between principals to transactions; in addition, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.

In September 2016, we completed the acquisition of Neonet Securities AB ("Neonet"). Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment.

•
Corporate and Other - Our Corporate and Other segment contains our investments, principally in strategic trading-related opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

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
In March 2015, we sold KCG Hotspot, our institutional spot foreign exchange ECN, to Bats Global Markets, Inc. (“Bats”).
The results of the FCM and KCG Hotspot, including the gains on sale, are included in the Global Execution Services segment, up through the dates of their respective sales.
During the fourth quarter of 2015, management conducted a strategic review of our businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of this review, we determined that certain of our businesses, including our business as an equities designated market maker ("DMM") on the New York Stock Exchange ("NYSE"), were no longer considered core to our strategy, and we began seeking opportunities to exit or divest of these businesses. We believe that this course of action did not represent a strategic shift that will have a major effect on our operations and financial results, but did meet the requirements to be considered held for sale at December 31, 2015 and for assets of businesses not yet sold, which comprises a technology platform, continue to meet such requirements as of December 31, 2016. The fair value of such assets, of $8.2 million and $26.0 million, on December 31, 2016 and December 31, 2015, respectively, are included within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
In March 2016, we completed the sale of assets related to our retail U.S. options market making business.

In May 2016, we completed the sale of our DMM business to Citadel Securities LLC (“Citadel”).
The results of both the retail U.S. options market making business and the DMM business are included in the Market Making segment, up through the date of the respective sales.
See Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the presentation of these businesses in our Consolidated Financial Statements.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the years ended December 31,
	2016	2015	2014
Market Making
Revenues	$775,173	$884,858	$901,152
Expenses	681,441	760,830	754,439
Pre-tax earnings	93,732	124,028	146,713
Global Execution Services
Revenues	283,756	667,723	345,710
Expenses	271,748	298,766	334,654
Pre-tax earnings	12,008	368,957	11,056
Corporate and Other
Revenues	395,483	46,529	69,369
Expenses	104,795	159,552	141,951
Pre-tax earnings (loss)	290,688	(113,023)	(72,582)
Consolidated
Revenues	1,454,412	1,599,110	1,316,232
Expenses	1,057,984	1,219,148	1,231,045
Pre-tax earnings	$396,428	$379,962	$85,187
Totals may not add due to rounding.
For additional details regarding our segments, see Footnote 24 “Business Segments” included in Part II, Item 8. "Financial Statements and Supplementary Data" herein.
Market Making Segment
Business Segment Overview
We make markets primarily in global equities, futures, options, fixed income, currencies and commodities. We are an active participant on all major global equity and futures exchanges. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity in equity securities quoted and traded on the NYSE, Nasdaq Stock Market, OTC market, NYSE MKT, NYSE Arca and several European and Asian exchanges. We are connected to a large number of external market centers including exchanges, ECNs, ATSs, dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”) and other broker dealers.
The majority of revenues for this segment are derived from direct-to-client market making in U.S. equities. As a complement, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc., and the AIM.
The majority of market making activity is conducted on a principal basis through the use of automated quantitative models. We derive revenues from the difference between the amount paid when securities are bought and the amount received when the securities are sold. In supplemental, exchange-based market making, we generally derive revenues from pricing and arbitrage opportunities from financial instruments within the marketplace.

Clients and Products
We offer direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker dealers and banks as well as buy-side clients comprising, among others, mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments in North America, Europe and Asia. In 2016, we did not have any client that accounted for more than 10% of Market Making segment revenues.
In this segment, we generally compete based on execution quality, market coverage, payment for order flow, fulfillment rates and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally accepted as speed, spread and price improvement under SEC Rule 605. In other asset classes, standards for execution quality are client defined. In non-client exchange-based market making, the Company seeks to provide best prices for buy and sell orders on market centers throughout the day and competes with proprietary trading firms based on, among other things, speed and price.
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
The majority of revenues for this segment are derived from agency-based, execution-only trading encompassing algorithmic trading and order routing in global equities; institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; a fixed income ECN that also offers trading applications ("KCG BondPoint"); and an ATS for U.S. equities ("KCG MatchIt").
Clients and Products
We offer agency execution services and trading venues across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2016, our Global Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.
In this segment, we generally compete on trading costs, client service, market coverage, liquidity, platform capabilities and anonymity. We draw on in-house developed advanced trading technologies to meet client criteria for best execution and for managing trading costs. As a result, we are able to attract a diverse array of clients in terms of strategy, size and style. We also provide algorithmic trading and order routing that combine advanced technology, access to our differentiated liquidity and support from experienced professionals to help clients execute trades.
Through KCG Electronic Trading, we offer electronic execution services in global equities, options, futures and commodities via algorithmic trading, order routing and an execution management system ("EMS") as well as internal crossing through our registered ATS. Our ATS provides clients with an anonymous source of non-displayed liquidity.
This segment also offers clients a broad range of products and services and voice access to global markets including sales and trading for equities, ETFs and options. Additionally, we provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact and offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from our order flow and other sources. We also provide soft dollar and commission recapture programs.
KCG BondPoint provides electronic fixed income trading solutions to buy-side and sell-side firms via a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable retail-sized offerings in corporate bonds, municipals, government agency, treasuries and certificates of deposits. KCG BondPoint also provides front-end applications for brokers and advisors as well as a trading application for traders.

Corporate and Other Segment
Our Corporate and Other segment manages the deployment of capital across the organization; houses executive management functions; contains our investments, principally in strategic trading-related opportunities; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. Our Corporate and Other segment contains functions that support our other segments, such as self-clearing services, and stock lending activities.
Our Corporate and Other segment’s revenues include returns from strategic investments, interest income from cash balances and treasury investments and other income. Operating expenses primarily consist of compensation for certain senior executives and support employees, legal and other professional fees related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.
Competition
Our client offerings, encompassing direct-to-client market making, agency execution services and trading venues, compete primarily with similar products offered by domestic and international broker dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. Supplemental, exchange-based market making competes with various market participants including proprietary trading firms that utilize highly automated, electronic trading models. Another source of competition is broker dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as KCG.
Our Market Making segment competes primarily on the basis of execution quality (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture. Consequently, maintaining profitability has become extremely challenging for the industry. In general, improvements in execution quality, such as faster execution speed and greater price improvement, have negatively impacted the ability to derive profitability from executing client order flow. We have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, KCG and its industry competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.
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
Our Global Execution Services segment competes with other electronic trading platforms for orders from institutional firms and, to a lesser extent, with sales and trading teams at larger firms. Competition for business with institutional clients is based on a variety of factors, including execution quality, research, soft dollar, commission sharing and recapture services, technology, market access (including direct market access and execution algorithms), client relationships, client service, cost, capital facilitation and reputation.
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
We have developed a proprietary clearing platform in connection with our self-clearing activities and have leveraged technology as well as operations, finance, legal and compliance functions to support these activities. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.
Alternative trading and data center facilities are in place for our primary operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time. While we take significant steps to develop, implement and maintain reasonable business continuity plans, we cannot guarantee that our alternative systems and facilities will provide full continuity of operations should a significant business disruption occur.
Intellectual Property and Other Proprietary Rights
Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market making and non-client principal trading models and information regarding our client base. A large portion of our technology was developed internally, and we rely primarily on trade secret, trademark, copyright, domain name, patent, commercial and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property, invention assignment, non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners and to control access to and the distribution of our intellectual property.
Government Regulation and Market Structure
Most aspects of our business are subject to extensive regulation under federal, state and international laws, rules and regulations. Regulators in the U.S. and international jurisdictions continue to promulgate numerous rules and regulations that may impact our business. In the U.S., these regulatory bodies include the SEC, the Commodity Futures Trading Commission ("CFTC"), Financial Industry Regulatory Authority, Inc. ("FINRA"), National Futures Association ("NFA"), NYSE, NASDAQ, other SROs, and other regulatory bodies, such as state securities commissions and state attorneys general. In Europe and Asia, these regulatory bodies include, but are not limited to, the UK Financial Conduct Authority ("FCA"), the French Autorité des Marchés Financiers (the “AMF”), the Swedish Financial Supervisory Authority (“SFSA”), the Singapore Exchange, the Securities and Exchange Board of India ("SEBI"), and the Australian Securities and Investment Commission ("ASIC"). In addition, we are subject to other laws and rules in the countries where we do business.
As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the financial markets and protecting the interests of investors by ensuring that trading on their markets is reliable, transparent, competitive, fair and orderly. Regulated entities, such as KCG, are subject to rules concerning all aspects of their business, including trade practices, best execution for customers, anti-money laundering and sanctions compliance, anti-bribery compliance, capital adequacy, record-keeping, technology implementation, risk management, supervision, and officer, supervisor and employee conduct. Failure to comply with any of these or any other laws, rules or regulations affecting our businesses could result in administrative actions or court proceedings, censures, fines, the issuance of cease-and-desist orders, loss of membership, injunctions or the suspension or disqualification of the entity and/or its officers, supervisors or employees.
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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted in the U.S. Implementation of the Dodd-Frank Act continues to be accomplished through extensive rulemaking by the CFTC, SEC and other governmental agencies. The Dodd-Frank Act and rulemaking to implement this law have not had a material impact on our businesses, although we believe the legislation has had the effect of decreasing liquidity in the fixed income markets which indirectly affects market making in such securities. Further, it is possible, that future rulemaking or changes to the market structure and practices in response to the Dodd-Frank Act may impact our businesses.
The SEC and other regulatory bodies have enacted and are actively considering rules that may affect the operation and profitability of KCG. In particular, on November 15, 2016, the SEC voted to approve an NMS Plan to create a single, comprehensive database known as the Consolidated Audit Trail (“CAT”) to enable regulators to track all data relating to U.S. equity and options market activity. The CAT Plan was developed by the national securities exchanges and FINRA after the SEC directed them to submit a plan detailing how they would develop, implement, and maintain a consolidated audit trail. Among other things, the CAT Plan will impose substantial new reporting requirements and costs on broker dealers, such as KCG. In addition, on November 19, 2014, the SEC adopted Regulation Systems Compliance and Integrity ("Regulation SCI"). Regulation SCI requires securities exchanges and broker dealer operators of alternative trading systems with significant volume to (1) establish and enforce written policies and procedures designed to ensure operational capabilities of technological systems, (2) take immediate remedial action and notify the SEC and those affected of system incidents, (3) conduct annual compliance reviews and industry or sector-wide business continuity testing, and (4) file periodic reports with the SEC. KCG's ATS may meet the volume thresholds and may be required to comply with Regulation SCI. The SEC has been considering whether an SCI-like framework should be developed for other key market participants, which could include KCG’s broader operations.
On November 18, 2015, the SEC proposed amendments to Regulation ATS that would require alternative trading systems that trade NMS stocks, including “dark pools”, to publicly disclose detailed information about the operations of the ATS and the activities of the ATS operator and its affiliates. If implemented, the amendments to Regulation ATS will impose substantial new disclosure and reporting requirements on operators of NMS stock ATSs, such as KCG.
On April 6, 2016, the U.S. Department of Labor (the "DOL") issued a final rule under the Employee Retirement Income Security Act of 1974 (“ERISA”) that establishes a fiduciary standard for any person who provides advice to retirement plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners (the “Fiduciary Rule”). The Fiduciary Rule, as drafted, would require changes to service delivery and compensation models for brokers, banks, investment advisers, insurance companies and consultants that work with individual retirement accounts and employee benefit plans. On February 3, 2017, an executive order was issued, requiring the Secretary of Labor to analyze certain potential consequences thereof. In addition, on February 10, 2017, the DOL issued a proposal to delay the effective date of the Fiduciary Rule for 180 days, which will be subject to a short comment period. It is therefore possible that the Fiduciary Rule may be delayed, revised or abandoned. However, given that certain institutions have made changes in expectation of the rule, certain impacts may be realized even if the Fiduciary Rule is delayed, revised or abandoned. The overall potential impact of the Fiduciary Rule on KCG is uncertain, but it could adversely impact our business, financial condition and operating results.
Regulators may also propose other market structure changes particularly considering the continued regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, extreme market volatility, and remuneration arrangements such as payment for order flow and exchange fee structures.
However, notwithstanding the foregoing, with the expected departure of SEC Chair White and CFTC Chair Massad and the expected confirmation of a new Chairperson at each agency, the regulatory agendas of the SEC and CFTC may change dramatically. It is difficult to predict how changes to the agenda will affect current market structure initiatives and what new initiatives may be proposed.

The financial services industry in many countries is heavily regulated, much like in the U.S. The compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the review of Markets in Financial Instruments Directive ("MiFID"), which was implemented in November 2007, is nearing completion. Proposed changes to MiFID, which consist of a directive called MiFID 2 and regulations called MiFIR, were finalized in 2016, and the adoption of MiFID 2/MiFIR will include many changes likely to affect our businesses. For example, the changes will require firms like KCG and other market participants to conduct all trading on European markets through authorized investment firms. MiFID 2/MiFIR will also require market makers, including KCG, to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID 2/MiFIR may also impose additional requirements on trading platforms on which we trade, such as circuit breakers, synchronization of business clocks and flagging of algorithms. The implementation of these new requirements is expected to be set for 2018 and may impose technological and compliance costs on KCG as a participant in those trading platforms.
The European Commission proposed a financial transaction tax ("FTT"). European Union member states, including Germany and Spain, have discussed the adoption of a FTT. The scope of instruments and transactions that may be covered by these FTTs is still under discussion, and it is, therefore, premature to determine the impact of such FTTs on KCG’s business. In addition to the European Commission's proposal, France and Italy have each separately adopted FTTs. These taxes have not had a material impact on our profitability, however, changes to or expansion of these FTTs or the adoption of any subsequent FTTs could adversely impact our business, financial condition and operating results.
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
Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC, FCA or SFSA and suspension or expulsion by FINRA and other regulatory bodies, and ultimately could require the relevant entity’s liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm’s net capital below required levels.
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
Employees
At December 31, 2016, our headcount was 952 full-time employees, compared to 1,006 full-time employees at December 31, 2015. The decrease in headcount from December 31, 2015 is primarily due to natural attrition and the sale of our DMM business offset, in part, by the acquisition of Neonet in September of 2016 and other new hires. Of our 952 full-time employees at December 31, 2016, 732 were employed in the U.S. and 220 outside the U.S., primarily in London. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
A number of industry-related and other risks may adversely affect the business, financial condition and operating results of KCG. Additional risks and uncertainties not currently known to KCG also may adversely affect its business, financial condition and/or operating results in a material manner. In addition, KCG may be affected by general risks not directly related to its business, including, but not limited to, acts of war, terrorism and natural disasters. KCG cannot assure that the risks described below or elsewhere in this or its other reports filed with or furnished to the SEC are a complete set of all potential risks KCG may face.
Conditions in the financial services industry and the securities markets may adversely affect KCG’s trading volumes, profitability and market liquidity
KCG’s revenues are primarily transaction-based, and declines in global trading volumes, volatility levels, securities prices, commission rates or market liquidity could adversely affect KCG's business and its profitability. The level of activity in the markets in which KCG conducts business is directly affected by numerous national and international factors that are beyond KCG’s control, including economic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, legislative and regulatory changes, currency values and inflation, broad trends in business and finance and changes in the markets in which KCG’s transactions occur. Declines in the trading volume of equities, fixed income and other financial instruments will generally result in lower revenues from market making and execution activities. Lower levels of volatility, which tends to correlate with trading volumes, will generally have the same directional impact. Lower price levels of securities and other instruments, as well as tighter spreads, may reduce profitability from trade executions. Increased competition can put pressure on commission rates, spreads and related fee schedules. Declines in market values of securities or other financial instruments can result in illiquid markets, which can increase the potential for losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, reductions in trading volumes, volatility levels, securities prices, commission rates or market liquidity could materially affect KCG’s business and profitability. As a result of the foregoing, period-to-period comparisons of KCG's revenues and operating results are not necessarily meaningful, and such comparisons cannot be relied upon as indicators of future performance.
KCG trading activities expose it to the risk of significant losses
KCG conducts the majority of its trading activities as principal or riskless principal, which subjects its capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for KCG’s own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict KCG’s ability to either resell securities or other financial instruments KCG purchases or to repurchase securities or other financial instruments KCG sells in such transactions. From time to time, KCG may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry or segment, which could result in higher trading losses than would occur if KCG’s positions and activities were less concentrated. The performance of KCG’s trading activities primarily depends on its ability to attract order flow, the composition and profile of its order flow, the dollar value of securities and other financial instruments traded, the performance, size and volatility of KCG’s market making portfolios, the performance, size and volatility of KCG’s client and non-client principal trading activities (including high frequency trading), market interaction, the skill of KCG’s trading personnel, the ability of KCG to design, build and effectively deploy the necessary technologies and operations to support all of its trading activities and enable KCG to remain competitive, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, KCG must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, payment for order flow and client relationships and service. In KCG’s role as a market maker, it attempts to derive a profit from the difference between the prices at which it buys and sells securities. However, competitive forces and regulatory requirements often require KCG to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By maintaining inventory positions, KCG is subject to a high degree of risk. There can be no assurance that KCG will be able to manage such risk successfully or that KCG will not experience significant losses from such activities. All of the above factors could have a material adverse effect on KCG’s business, financial condition and operating results.

KCG is exposed to losses due to lack of complete information
As a market maker, KCG provides liquidity by continuously buying securities from sellers and selling securities to buyers. KCG may at times trade with others who have different and possibly better information than it does, and as a result, KCG may accumulate unfavorable positions preceding large price movements in securities. Should the frequency or magnitude of these events increase, KCG’s losses would likely increase correspondingly, which could have a material adverse effect on KCG's business, financial condition and results of operations.
KCG may incur losses in its market making activities in the event of failures of its customized trading platform
The success of KCG’s market making business is substantially dependent on the accuracy and performance of its customized trading platform, which evaluates and monitors the risks inherent in its market making strategies, assimilates market data and reevaluates its outstanding quotes continuously throughout the trading day. KCG’s strategies are designed to automatically rebalance its positions throughout the trading day to manage risk exposures on its positions. Flaws in KCG’s trading strategies, latencies or inaccuracies in the market data that it uses to generate quotes, or human error in managing risk parameters or other strategy inputs, may lead to unexpected and unprofitable trades, which may result in material trading losses and could have a material adverse effect on KCG’s business, financial condition and operating results.
KCG’s market making activities have been and may be affected by changes in the levels of market volatility
Certain of KCG’s market making activities depend on market volatility to provide trading and arbitrage opportunities to both KCG and to KCG’s clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk ("VaR"), and may expose the Company to increased risks in connection with market making activities or cause KCG to reduce its market making positions in order to avoid increasing VaR. Limiting the size of KCG’s market making positions can adversely affect profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances the Company may be forced to either take on additional risk or to incur losses in order to decrease KCG's VaR.
KCG’s market making business is concentrated in U.S. equities; accordingly KCG’s operating results may be negatively impacted by changes that affect the U.S. equity markets
Approximately 85% of KCG’s market making revenues for 2016 was derived from its market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond KCG’s control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, KCG may experience a material adverse effect on its business, financial condition and operating results.
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
KCG uses trademark, trade secret, copyright and other proprietary rights and procedures to protect its intellectual property and technology resources. Despite its efforts, monitoring for the possible unauthorized use of KCG’s intellectual property is difficult and costly, and KCG cannot be certain that the steps it takes to prevent the unauthorized use of its proprietary rights are sufficient to prevent misappropriation of its technology, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. In addition, KCG cannot be sure that courts will adequately enforce contractual arrangements KCG has entered into to protect its proprietary technologies. If any of KCG’s proprietary information were misappropriated by or otherwise disclosed to its competitors, its competitive position could be adversely affected. KCG may incur substantial costs to defend ownership of its intellectual property or to replace misappropriated proprietary technology. If a third party were to assert a claim of infringement of KCG’s proprietary rights, obtained through patents or otherwise, against KCG with respect to one or more of its methods of doing business or conducting its operations, KCG could be required to spend significant amounts to defend such claims, develop alternative methods of operations, pay substantial money damages or obtain a license from the third party.
KCG may be the target of a significant cyber-attack or threat that impairs internal systems or causes reputational damage
KCG relies heavily on technology and automation to perform many functions within the firm. This reliance on technology opens the firm to various forms of cyber-attacks, including data loss or destruction, unauthorized access, unavailability of service or the introduction of malicious code.
KCG has taken significant steps to mitigate the various cyber threats, and devotes significant resources to maintain and regularly upgrade its systems and networks and reviews the ever changing threat landscape. See “Operational Risks” under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

Notwithstanding these efforts, KCG’s cybersecurity measures may not detect or prevent all attempts to compromise its systems, including denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by KCG’s systems or that it otherwise maintains. Breaches of KCG’s cybersecurity measures could result in any of the following: unauthorized access to KCG’s systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about KCG, third parties with whom KCG does business or its proprietary systems; viruses, worms, spyware or other malware being placed in KCG’s systems; deletion or modification of client information; or a denial-of-service or other interruptions to KCG's business operations. Although KCG devotes significant resources to maintain and regularly upgrade its systems and networks and review the ever changing threat landscape, the methods of attack change frequently, with many vulnerabilities not publicly known until the very point in time when they are exploited. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against KCG or its third-party service providers, KCG may be unable to anticipate these attacks or to implement adequate protections in advance.
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
In addition, in the event of a systemic market event, resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Following the implementation of certain mandates under the Dodd Frank Act in the U.S. and similar legislation worldwide, many trades in the securities and futures markets, and an increasing number of trades in the over the counter derivatives markets, are cleared through central counterparties. These central counterparties assume, and specialize in managing, counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearing house’s risk management methodology will be adequate to manage one or more defaults. Given the concentration of counterparty performance risk that is concentrated in central clearing parties, any failure by a clearing house to properly manage a default could lead to a systemic market failure. If KCG’s trading counterparties do not meet their obligations to KCG, or if any central clearing parties fail to properly manage defaults by market participants, KCG could suffer a material adverse effect on its business, financial condition and operating results.
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
Regulatory and legal uncertainties could harm KCG’s business
The capital markets industry in the U.S. and the foreign jurisdictions in which KCG conducts its business is subject to extensive oversight under federal, state and applicable foreign laws, rules and regulations, as well as the rules of SROs. Broker dealers, investment advisors and financial services firms are subject to regulations concerning all aspects of their businesses, including, but not limited to, trade practices, best execution practices, capital adequacy, record-keeping, anti-money laundering, fair and requisite disclosure and the conduct of their officers, supervisors and employees. KCG’s operations and profitability may be directly affected by, among other things, additional legislation or regulation, or changes in rules promulgated by domestic or foreign governments or regulators; and changes in the interpretation or enforcement of existing laws, regulations and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative actions or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker dealer, and/or its officers, supervisors or employees. Furthermore, domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine and issue cease-and-desist orders to suspend or expel a broker-dealer or other market participant or any of its officers, supervisors or employees. In recent years, the size of penalties and fees sought by regulators has increased significantly. Noncompliance with applicable laws or regulations could also negatively impact KCG’s reputation, client relationships, prospects, revenues and earnings.
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
Federal, state and foreign legislators, regulators and SROs are constantly proposing, or enacting, new regulations which may impact KCG’s business such as those described under “Government Regulation and Market Structure” in Part I, Item 1 of this Form 10-K. Any such laws, rules or regulations, if adopted, as well as any regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on KCG’s business, financial condition and operating results. In addition, changes in current laws or regulations or in governmental policies could negatively impact KCG’s operations, revenues and earnings.
At any given time, KCG may be the subject of one or more regulatory or SRO enforcement actions. KCG’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required.
KCG could lose significant sources of revenues if it were to lose access to an important exchange or other trading venue
Changes in applicable laws, regulations or rules promulgated by exchanges could conceivably prevent KCG from providing liquidity to an exchange or other trading venue where it provides liquidity today. Though KCG’s revenues are diversified across exchanges and other trading venues, the loss of access to one or more significant exchanges and other trading venues for any reason could have a material adverse effect on KCG’s business, financial condition and operating results.
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
Capacity constraints, systems failures and delays could harm KCG’s business
KCG’s business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them. This includes certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, internet service, communications facilities and other facilities. KCG’s systems and operations are vulnerable to damage or interruption from human error, technological or operational failures, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. The nature of KCG’s businesses involves a high volume of transactions made in rapid fashion which could result in certain errors being repeated or compounded before they are discovered and successfully rectified. Extraordinary trading volumes or other events could cause KCG’s computer systems to operate at an unacceptably slow speed or even fail. KCG’s necessary dependence upon automated systems to record and process transactions and large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.
While KCG has in the past and continues to invest significant amounts of capital to upgrade the capacity, reliability, scalability and speed of its systems, there can be no assurance that its systems will be sufficient to handle current or future trading volumes, and the modifications themselves may result in unanticipated and undesirable consequences. In addition, any failure to make necessary expansions and upgrades to its systems and infrastructure, including any inability to develop and upgrade existing technology, transaction-processing systems or network infrastructure to accommodate increased sales volume through KCG’s transaction-processing systems, could lead to unanticipated system disruptions, slower response time, degradation in levels of customer service and impaired quality and speed of order fulfillment. Additionally, if KCG’s arrangement with any third party is terminated, KCG may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.
From time to time, KCG has reimbursed its clients for losses incurred in connection with systems failures and delays and may continue to do so in the future. Capacity constraints, systems failures and delays may occur in the future and could cause, among other things, unanticipated problems with KCG’s trading or operating systems, disruptions in its client and non-client market making activities, disruptions in service to its clients, slower system response times resulting in transactions not being processed as quickly as KCG’s clients desire, decreased levels of client service and client satisfaction, and harm to KCG’s reputation. If any of these events were to occur, KCG could suffer substantial financial losses, loss of clients or reduction in the growth of its client base, increased operating expenses, litigation, arbitration or other client claims and regulatory sanctions or additional regulatory burdens.
The use of open source software may expose KCG to additional risks
KCG uses software development tools covered by open source licenses and may incorporate such open source software into its proprietary software from time to time. "Open source software" refers to any code, shareware or other software that is made generally available to the public without requiring payment of fees or royalties and/or that may require disclosure or licensing of any software that incorporates such source code, shareware or other software. Given the nature of open source software, third parties might assert contractual or copyright and other intellectual property-related claims against KCG based on its use of such tools and software programs or might seek to compel the disclosure of the source code of its software or other proprietary information. If any such claims materialize, KCG could be required to (i) seek licenses from third parties in order to continue to use such tools and software or to continue to operate certain elements of KCG's technology, (ii) release certain proprietary software code comprising KCG's modifications to such open source software, (iii) make KCG’s software available under the terms of an open source license or (iv) re-engineer all, or a portion, of that software, any of which could materially and adversely affect KCG's business, financial condition and operating results. While KCG monitors the use of all open source software in its solutions, processes and technology and seeks to ensure that no open source software is used (i) in such a way as to require KCG to disclose the source code to the related solution when it does not wish to do so nor (ii) in connection with critical or fundamental elements of its software or technology, such use may have inadvertently occurred in deploying KCG's proprietary solutions. If a third-party software provider has incorporated certain types of open source software into software KCG licenses from such third party for its products and solutions, KCG could, under certain circumstances, be required to disclose the source code to its solutions. In addition to risks related to license requirements, usage of open software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on KCG’s business, financial condition and operating results.
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
None of KCG’s clients is currently contractually obligated to utilize KCG for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or will have entered into strategic relationships with competitors. There can be no assurance that KCG will be able to retain these major clients or that such clients will maintain or increase their demand for KCG’s trade execution services. Further, the continued integration of legacy systems and the development of new systems could result in disruptions to KCG’s ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect the ability of KCG to maintain relationships with customers, or to solicit new customers. The loss, or a significant reduction, of demand for KCG’s services from any of these clients could have a material adverse effect on KCG’s business, financial condition and operating results.
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
KCG will incur risks in connection with migration of its data center
KCG is planning to migrate its Jersey City data center operations to other commercial data centers and colocations by the end of April 2018 and there are a number of risks involved that could have a potential negative impact on KCG’s operations. These risks include, but are not limited to, missing project timelines (which could have the potential for disruption of market making or trading services or other operations), risks related to changes to technology, and unexpected costs associated with the migration. The diversion of business, technology and management attention from other business concerns and a multitude of external factors also pose a risk. While KCG employs a significant amount of internal and external resources to mitigate these and other risks associated with the migration, they could have an adverse impact on KCG’s business, financial condition or operating results.
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
Approximately 7% of the revenue of KCG in 2016, resulted from international operations. The financial services industry in many foreign countries is heavily regulated, much like the U.S., but differences, whether cultural, legal or otherwise, do exist. KCG is exposed to risks and uncertainties, including political, economic and financial instability, changes in requirements, exchange rate fluctuations, staffing challenges and the requisite controls needed to manage such operations. To continue to operate and expand its services globally, KCG will have to comply with the unique legal and regulatory controls of each country in which it conducts, or intends to conduct business, the requirements of which may be onerous or may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit KCG’s ability to successfully conduct or expand its business internationally. It may increase KCG’s costs of investment. Additionally, operating international locations involves both execution and reputational risk. KCG may not be able to manage these costs or risks effectively.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and KCG’s business
In June 2016, a majority of voters in the U.K. voted for the U.K. to withdraw from the European Union (“EU”) in a national referendum. The outcome of the negotiations between the U.K. and the European Union in connection with the referendum is highly uncertain. Such uncertainty has had, and may continue to have, a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. The effects of the referendum will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. In addition, the referendum could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any of these factors could depress economic activity, which could have a material adverse effect on KCG’s business, financial condition and operating results.
As a result of the referendum, KCG may face additional operational, regulatory and compliance costs. In addition, the regulatory, tax and supervisory regimes applicable to KCG’s U.K. registered broker dealer and its dealings with other EU member states may change, and the nature and timing of such changes are uncertain and cannot be predicted. KCG Europe Limited (“KCG Europe”), a registered broker dealer regulated by the FCA, operates in the U.K. and throughout the European Economic Area utilizing European financial services passports, which permit cross-border services and activities throughout the European Economic Area without needing to obtain further local authorizations. If KCG Europe loses these passports, it may be required to obtain such local authorizations in order to continue its businesses in Europe, which may not be obtained in a timely manner or at all. KCG Europe may incur costs to acquire any required licenses and authorizations, or restructure its European operations, and any delay or failure to obtain such licenses or authorizations, or such restructuring, could result in interruptions to the businesses of KCG Europe.

KCG has leverage
In March 2015, KCG issued $500.0 million aggregate principal amount of 6.875% Senior Secured Notes (the “6.875% Senior Secured Notes”). The 6.875% Senior Secured Notes may have important negative consequences for KCG and its stockholders, including:

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

•
subjecting it to a number of restrictive covenants that, among other things, limit its ability to pay dividends and distributions, issue and repurchase its capital stock, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments, and

•	exposing it to interest rate risk due to the variable interest rate on borrowings under any revolving credit agreement.
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
KCG may be unable to remain in compliance with the financial maintenance and other affirmative and negative covenants contained in its debt instruments and the obligation to comply with such covenants may adversely affect its ability to operate its business
KCG’s current debt instruments contain financial maintenance and other affirmative and negative covenants that impose significant requirements on KCG and limit its ability to engage in certain transactions or activities. In addition, in the future KCG may enter into other debt instruments with covenants different from, and potentially more onerous than KCG's current debt facilities. These covenants could limit KCG’s flexibility in managing its businesses. In the event that KCG is unable to either comply with these restrictions and other covenants or obtain waivers from its lenders, KCG would be in default under these debt instruments and, among other things, the repayment of KCG’s debt could be accelerated by its lenders. In such case, KCG might not be able to repay its debt or borrow sufficient funds to refinance its debt on commercially reasonable terms, or on terms that are acceptable to KCG, resulting in a default on its debt obligations, which could have an adverse effect on its financial condition. See Footnote 11 “Debt” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for a summary of the affirmative and negative covenants contained in KCG’s debt instruments.
KCG may be able to incur substantially more debt and take other actions that could diminish its ability to make payments on its indebtedness when due, which could further exacerbate the risks associated with its current level of indebtedness
Despite KCG’s indebtedness level and the negative covenants contained KCG debt instruments, KCG may be able to incur substantially more indebtedness in the future. KCG is not fully restricted under the terms of its debt instruments from incurring additional debt, securing existing or future debt, recapitalizing KCG’s debt or taking a number of other actions, including certain additional indebtedness incurred in the ordinary course of business by KCG’s broker dealer subsidiaries and certain other regulated subsidiaries, any of which additional indebtedness could diminish KCG’s ability to make payments on its indebtedness when due and further exacerbate the risks associated with KCG’s current level of indebtedness. If new debt is added to KCG’s or any of its existing and future subsidiaries' current debt, the related risks that KCG now faces could intensify.
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
Acquisitions, strategic investments, divestitures and other strategic relationships involve certain risks
KCG is the product of strategic relationships and acquisitions, and it may continue to pursue opportunistic strategic acquisitions of, investments in, or divestitures of businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, employee retention issues, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets and the potential writedown of goodwill due to impairment, which could reduce future reported earnings, or result in potential loss of clients and/or key employees of acquired companies. In September 2016, KCG completed the acquisition of Neonet, an independent agency broker and execution specialist based in Stockholm, Sweden. KCG may not be able to integrate successfully certain operations, personnel, services or products of Neonet or other assets that it has acquired or may acquire in the future.
As KCG has sought to refocus on its core strategies, it has shutdown, reconstituted or disposed of several non-core businesses, including its reverse mortgage origination and securitization business, its FCM business, KCG Hotspot, its retail U.S. options market making business and its NYSE DMM business. Additional divestitures are possible in the future and may have a material impact on KCG’s balance sheet or results of operations. KCG may not be able to replace the revenue generated by any divested business. Divestitures generally also entail numerous risks. The divestiture of an existing business could reduce KCG’s future operating cash flows and revenues, make its financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of KCG's Class A common stock, par value $0.01 per share ("KCG Class A Common Stock") and increased reliance on other elements of its core business operations. In addition, the agreements to sell any divested businesses may require KCG to indemnify the buyer in certain situations. If KCG does not successfully manage the risks associated with a divestiture, its business, financial condition, and results of operations could be adversely affected. KCG also may not find suitable purchasers for businesses it may wish to divest. In addition, the decision to pursue acquisitions, divestitures or other strategic transactions may jeopardize KCG’s ability to retain the services of its existing key employees and to attract and retain additional qualified personnel in the future.
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
KCG’s largest stockholder owns a substantial percentage of the outstanding KCG Class A Common Stock, which could limit the ability of other stockholders to influence corporate matters or result in actions that the other stockholders do not believe to be in KCG’s interests or their interests
As of February 22, 2017, KCG’s largest stockholder beneficially owned an aggregate of approximately 24% of the outstanding KCG Class A Common Stock (including restricted stock units) based on the most recent public filings made by the holder. As a result, this large stockholder may be able to exert influence over KCG’s affairs and policies, including the election of directors and the approval of mergers, acquisitions and other extraordinary transactions. This concentrated control could limit the ability of the remaining stockholders to influence corporate matters, and the interests of the large stockholder may not coincide with KCG’s interests or the interests of the remaining stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of KCG, could deprive KCG’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of KCG and might ultimately affect the market price of KCG’s common stock.
This large stockholder may in the future seek to sell large portions of KCG Class A Common Stock in one or a series of related transactions, including through block trades, 10b5-1 sales plans or underwritten secondary offerings. Any significant sales of KCG Class A Common Stock or any market perception of future sales of KCG Class A Common Stock may result in a decrease in the trading price of KCG’s Class A Common Stock.
Shares of KCG Class A Common Stock are subject to dilution as a result of exercise of the warrants
The shares of KCG Class A Common Stock are subject to dilution upon exercise of outstanding Class A, Class B and Class C warrants to acquire shares of KCG Class A Common Stock ("Warrants"). As of February 22, 2017, approximately 5.1 million shares of KCG Class A Common Stock were issuable in connection with exercise of the Warrants. These Warrants have exercise prices ranging from $11.70 to $14.63 and initial terms of between four and six years. The Warrants may be exercised at any time, even if the current market price of the KCG Class A Common Stock is below the applicable exercise price. As the expiration date for any class of Warrants approaches, the likelihood of exercise increases. Specifically, 1.6 million Class A Warrants will expire on July 1, 2017. If all of those Class A Warrants are exercised, it will result in the issuance of 1.7 million shares of KCG Class A Common Stock (or fewer shares if holders of Class A Warrants choose to net settle the Warrants).
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
Certain additional payments to be made to KCG in connection with the sale of KCG Hotspot are uncertain
The sale of KCG Hotspot was structured as a taxable asset sale and Bats and KCG have agreed to share certain related tax benefits that potentially accrue to Bats after the closing of the transaction. KCG will share in 70% of the actual tax benefits to Bats for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50 million, which Bats has the right to exercise after KCG’s option expires.
On September 26, 2016, Bats entered into an agreement and plan of merger with CBOE Holdings, Inc. (“CBOE”) and certain newly formed subsidiaries thereof, pursuant to which Bats will merge into a subsidiary of CBOE, which such subsidiary surviving the merger (the “Bats Merger”).
The receipt of the Annual Tax Benefits by KCG is subject to Bats (and, following the closing of the Bats Merger, CBOE) having sufficient net income to receive the tax benefits. The net income of Bats (and, following the closing of the Bats Merger, CBOE) could decrease due to numerous factors, which are outside of the control of KCG. In addition, any decrease in the corporate tax rates applicable to Bats (and, following the closing of the Bats Merger, CBOE) could reduce the size or certainty of the Annual Tax Benefits (but will not have an impact on the $50.0 million one-time payment described above).
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
Our corporate headquarters are located in New York, New York. We lease approximately 169,000 square feet at 300 Vesey Street under a lease that expires in December 2031. We also collectively lease approximately 315,000 square feet for our office locations in the U.S., Europe and Asia.

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
The KCG Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “KCG”. The following table sets forth the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE during the relevant periods.

	High	Low
2016
First Quarter	$12.33	$10.22
Second Quarter	14.27	11.70
Third Quarter	15.60	13.14
Fourth Quarter	15.52	12.32
2015
First Quarter	$12.92	$11.55
Second Quarter	13.63	12.24
Third Quarter	12.49	9.88
Fourth Quarter	12.98	11.24
The closing sale price of the KCG Class A Common Stock as reported by the NYSE on February 22, 2017, was $14.33 per share. Based on information made available to us by our transfer agent, as of February 10, 2017, there were 121 holders of record of our Class A Common Stock. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. As of February 10, 2017, there were 14,100 beneficial holders of our Class A Common Stock. Holders of restricted stock units are not included in the calculation of holders of record.
We have never declared or paid a cash dividend on the KCG Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many factors, including, but not limited to, our results of operations, financial condition, capital and liquidity requirements and restrictions imposed by financing arrangements, as further described in the “Financial Condition, Liquidity and Capital Resources” section included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and in Footnote 11, “Debt” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Comparative Stock Performance Graph
The graph below compares the total cumulative return of the KCG Class A Common Stock from July 5, 2013 (the day KCG commenced regular-way trading on the NYSE) through December 31, 2016, to the Russell 2000 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on July 5, 2013.

	Period Ending
Index	07/05/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
KCG Holdings, Inc.	100.00	107.17	106.45	104.39	110.48	110.30	119.18	118.73
Russell 2000	100.00	115.74	118.66	119.82	124.72	112.98	119.37	141.67
SNL Broker/Dealer	100.00	113.26	120.12	126.17	141.08	130.82	119.68	172.40

The following table contains information about our purchases of KCG Class A Common Stock during the fourth quarter of 2016 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016
Common stock repurchases	16		16	$138,320
Employee transactions (2)	—		—
Total	16	$13.77	16
November 1, 2016 - November 30, 2016
Common stock repurchases (3)	18,981		272	$134,856
Employee transactions (2)	26		—
Total	19,007	$13.67	272
December 1, 2016 - December 31, 2016
Common stock repurchases	—		—	$134,856
Employee transactions (2)	2		—
Total	2	$13.88	—
Total
Common stock repurchases	18,997		288	$134,856
Employee transactions (2)	29		—
Total	19,026	$13.67	288
Totals may not add due to rounding.
(1) In April 2016, our Board of Directors authorized an expanded share repurchase program of up to $200.0 million of KCG Class A Common Stock and Warrants (including the $2.4 million of remaining capacity under the previously authorized repurchase program). In January 2017, our Board of Directors authorized a program to repurchase up to a total of $150.0 million in shares of our Class A Common Stock and Warrants. This new program supersedes all prior repurchase authority. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur.
(2) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.
(3) In November 2016, the Company entered into an agreement with GA-GTCO Interholdco, LLC ("General Atlantic" or "GA"), pursuant to which the Company exchanged 8.9 million shares of Bats common stock for all of GA’s 18.7 million shares of KCG Class A Common Stock and 8.1 million Warrants. Of the 8.1 million Warrants, 7.0 million Warrants were repurchased from GA in November 2016 and the remaining 1.1 million Warrants were repurchased in January 2017. See Footnote 9 "Investments" included in Part II, Item 8 “Financial Statements and Supplementary Data” for further information.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2016, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except weighted-average exercise price)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	6,298	$18.88	13,221
Equity compensation plans not approved by security holders	—	—	—
Total	6,298	$18.88	13,221

Item 6.	Selected Financial Data
The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2016, 2015 and 2014 and the Consolidated Statements of Financial Condition Data at December 31, 2016 and 2015 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2013 and 2012 and the Consolidated Statements of Financial Condition Data at December 31, 2014, 2013 and 2012 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$668,003	$803,181	$837,357	$628,304	$421,063
Commissions and fees	391,419	376,673	437,022	275,474	105,518
Interest, net	1,625	(2,128)	621	(537)	(2,357)
Investment income and other, net	393,365	421,384	41,232	124,095	27,010
Total revenues	1,454,412	1,599,110	1,316,232	1,027,336	551,234
Expenses
Employee compensation and benefits	295,120	405,609	437,269	349,192	157,855
Execution and clearance fees	295,312	265,186	305,177	246,414	185,790
Communications and data processing	147,986	139,263	150,595	123,552	90,623
Depreciation and amortization	88,790	90,231	81,448	55,570	34,938
Payments for order flow	54,765	61,741	70,183	35,711	2,964
Collateralized financing interest	40,423	34,678	27,860	9,847	—
Occupancy and equipment rentals	37,875	30,128	32,707	24,812	12,804
Debt interest expense	37,216	40,291	36,121	38,561	2,665
Professional fees	19,827	27,055	25,596	46,662	14,072
Business development	5,324	8,479	9,763	4,609	23
Debt extinguishment charges	—	25,006	9,552	13,209	—
Writedown of assets and other real estate related charges	—	56,642	8,625	14,748	—
Other	35,346	34,839	36,149	39,471	23,073
Total expenses	1,057,984	1,219,148	1,231,045	1,002,358	524,807
Income from continuing operations before income taxes	396,428	379,962	85,187	24,978	26,427
Income tax expense (benefit)	140,731	130,858	22,753	(101,114)	10,276
Income from continuing operations, net of tax	255,697	249,104	62,434	126,092	16,151
(Loss) income from discontinued operations, net of tax	—	—	(1,332)	80	—
Net income	$255,697	$249,104	$61,102	$126,172	$16,151
Net (loss) income allocated to preferred and participating units	$—	$—	$—	$(21,565)	$1,092
Net income attributable to common shareholders	$255,697	$249,104	$61,102	$147,737	$15,059
Basic earnings per common share from continuing operations	$3.03	$2.48	$0.55	$1.84	$0.31
Diluted earnings per common share from continuing operations	$2.97	$2.42	$0.54	$1.82	$0.31
Basic loss per common share from discontinued operations	$—	$—	$(0.01)	$—	$—
Diluted loss per common share from discontinued operations	$—	$—	$(0.01)	$—	$—
Basic earnings per common share	$3.03	$2.48	$0.54	$1.84	$0.31
Diluted earnings per common share	$2.97	$2.42	$0.52	$1.82	$0.31
Shares used in computation of basic earnings (loss) per common share	84,405	100,437	112,854	80,143	48,970
Shares used in computation of diluted earnings (loss) per common share	86,160	102,922	116,534	81,015	48,970

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$632,234	$581,313	$578,768	$674,281	$427,631
Financial instruments owned, at fair value	2,539,861	2,444,400	2,707,371	2,721,839	654,875
Total assets	6,261,287	6,040,535	6,821,375	6,976,317	1,687,536
Financial instruments sold, not yet purchased, at fair value	2,046,140	2,113,404	2,285,707	2,165,500	512,553
Debt	454,353	484,989	412,980	636,572	15,000
Redeemable preferred member's equity	—	—	—	—	311,139
Equity	1,357,283	1,444,098	1,522,577	1,509,537	654,672
In 2016, we adopted new accounting guidance related to the presentation of debt issuance costs. Under this guidance, debt issuance costs related to a recognized debt liability must be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. We retrospectively adopted this guidance, and, as a result, the Company reclassified debt issuance costs from Other assets to a direct deduction from the carrying value of Debt on its Consolidated Statements of Financial Condition for all periods from 2013 through 2015. The Company also reclassified its amortization of debt issuance costs from Other expense to Debt interest expense on its Consolidated Statements of Operations for all periods from 2013 through 2015. See Footnote 2 “Significant Accounting Policies” included in Part II, Item 8. "Financial Statements and Supplementary Data" for further details regarding these reclassifications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and grow revenue and earnings (ii) the receipt of additional payments from the sale of KCG Hotspot that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, best execution, internalization, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG's organizational structure and management; (v) KCG's ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG's customers and potential customers; (vi) KCG's ability to keep up with technological changes; (vii) KCG's ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG's ability to maintain and expand market share; and (x) the relocation of KCG's global headquarters from Jersey City, NJ to New York, NY and the migration of its Jersey City data center operations to other commercial data centers and colocations. The list above is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in KCG’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under "Risk Factors" in Part I, Item 1A herein and elsewhere in this Annual Report on Form 10-K, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with KCG's Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents KCG files with, or furnishes to, the SEC from time to time.
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

Results of Operations
As of December 31, 2016, our operating segments comprised the following:

•
Market Making— Our Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and ATSs. We are an active participant on all major global equity and futures exchanges and we also trade on substantially all domestic electronic options exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the AIM.

•
Global Execution Services— Our Global Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers. We earn commissions as an agent on behalf of clients as well as between principals to transactions; in addition, we will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.

In September 2016, we completed the acquisition of Neonet. Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment.

•
Corporate and Other— Our Corporate and Other segment contains our investments, principally in strategic trading-related opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. Our Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

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
In March 2015, we sold KCG Hotspot, our institutional spot foreign exchange ECN, to Bats.
The results of the FCM and KCG Hotspot, including the gains on sale, are included in the Global Execution Services segment, up through the dates of their respective sales.
During the fourth quarter of 2015, management conducted a strategic review of our businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of this review, we determined that certain of our businesses, including our DMM business, were no longer considered core to our strategy, and we began seeking opportunities to exit or divest of these businesses. We believe that this course of action did not represent a strategic shift that will have a major effect on our operations and financial results, but did meet the requirements to be considered held for sale at December 31, 2015 and for assets of businesses not yet sold, which comprises a technology platform, continue to meet such requirements as of December 31, 2016. The fair value of such assets, of $8.2 million and $26.0 million, on December 31, 2016 and December 31, 2015, respectively, are included within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
In March 2016, we completed the sale of assets related to our retail U.S. options market making business.
In May 2016, we completed the sale of our DMM business to Citadel.
The results of the businesses and sales of the DMM and assets related to our retail U.S options market making business are included in the Market Making segment up through the dates of their respective sales.
See Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale" to the Company's Consolidated

Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the presentation of these businesses in our Consolidated Financial Statements.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the years ended December 31,
	2016	2015	2014
Market Making
Revenues	$775,173	$884,858	$901,152
Expenses	681,441	760,830	754,439
Pre-tax earnings	93,732	124,028	146,713
Global Execution Services
Revenues	283,756	667,723	345,710
Expenses	271,748	298,766	334,654
Pre-tax earnings	12,008	368,957	11,056
Corporate and Other
Revenues	395,483	46,529	69,369
Expenses	104,795	159,552	141,951
Pre-tax earnings (loss)	290,688	(113,023)	(72,582)
Consolidated
Revenues	1,454,412	1,599,110	1,316,232
Expenses	1,057,984	1,219,148	1,231,045
Pre-tax earnings	$396,428	$379,962	$85,187
For additional details regarding our segments, see Footnote 24 “Business Segments” included in Part II, Item 8 "Financial Statements and Supplementary Data" herein.
Consolidated revenues for 2016 were $1.45 billion, which represented a decrease of $144.7 million from $1.60 billion in 2015. The $144.7 million decrease is primarily a result of lower revenues from our Market Making segment, as a result of the decrease in the performance of our market making strategies, which were impacted by lower volumes and market volatility offset, in part, by higher commissions from our agency execution services and trading venues. Consolidated revenues for 2016 included a $364.4 million gain from the sale of substantially all of our investment in Bats while 2015 revenues included a $385.0 million gain from the sale of KCG Hotspot, a $19.8 million gain from the sale of investments, and a $3.2 million writedown of assets. Consolidated pre-tax earnings for 2016 was $396.4 million as compared to $380.0 million in 2015. Despite the decrease in revenues, Consolidated Pre-tax earnings increased due to debt extinguishment charges and writedowns in 2015 as well as a decrease in compensation expense in 2016.
The Company’s net revenues, which we define as total revenues, less execution and clearance fees, payments for order flow and collateralized financing interest, and which excludes certain revenue items such as those listed in the table below ("Net revenues”) were $699.5 million in 2016, compared to $836.0 million in 2015. The decrease in net revenues is primarily attributable to the lower profitability of our market making strategies in 2016. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.

The following tables provide a full reconciliation of total revenues to Net revenues for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the years ended December 31,
	2016	2015	2014
Reconciliation of Total revenues to Net revenues:
Total revenues per Consolidated Statements of Operations	$1,454,412	$1,599,110	$1,316,232
Less:
Execution and clearance fees	295,312	265,186	305,177
Payments for order flow	54,765	61,741	70,183
Collateralized financing interest	40,423	34,678	27,860
Gain from the sale of substantially all of the Company's investment in Bats	364,404	—	—
Gain from the sale of KCG Hotspot	—	385,026	—
Gain on sale of investments	—	19,751	—
Writedown of investments	—	(3,224)	—
Net gain related to tradeMONSTER combination with OptionsHouse	—	—	15,105
Income resulting from the merger of BATS and Direct Edge, net	—	—	9,644
Gain on sale of FCM	—	—	2,116
Net revenues	$699,508	$835,952	$886,147
The changes in our results by segment from 2015 are summarized as follows:

•
Market Making— Our pre-tax earnings from Market Making for 2016 was $93.7 million, compared to pre-tax earnings of $124.0 million for 2015. Results for 2016 were affected by the decline in the performance of our Market Making strategies, both domestically and internationally, which were impacted by lower volumes and volatility offset, in part, by lower expenses. The results for 2015 included a $19.8 million charge related to the acceleration of stock-based compensation as well as a $14.0 million writedown of goodwill.

•
Global Execution Services— Our pre-tax earnings from Global Execution Services for 2016 was $12.0 million, compared to pre-tax earnings of $369.0 million for 2015. The results for 2015 included a $373.8 million net gain from the sale of KCG Hotspot (net of direct costs associated with the sale) and earnings from the operation of KCG Hotspot up until its sale, in March 2015. Results for 2016 reflected improved results from our ETF and fixed income ECN activities.

•
Corporate and Other— Our pre-tax earnings from Corporate and Other was $290.7 million for 2016, compared to a pre-tax loss of $113.0 million for 2015. The results for 2016 included a $364.4 million gain from the sale of substantially all of our investment in Bats. The results for 2015 included a $25.0 million charge related to the early redemption of debt including a contractual make-whole premium and $35.2 million in various real estate charges comprising the accelerated amortization of leasehold improvements for excess real estate in the Jersey City and Chicago offices.

Headquarters relocation
In the second quarter of 2015, we adopted a plan to consolidate our metro New York City area real estate, which, at such time comprised our Jersey City, NJ and New York, NY locations, through a relocation of our corporate headquarters to lower Manhattan in late 2016. As a result of this plan, we abandoned the majority of our Jersey City, NJ location on a staggered basis through the end of 2016 and abandoned our former New York, NY location at the end of 2016. Upon adopting the relocation plan, we prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations to reflect the abandonment dates. We recorded approximately $5.0 million per quarter of incremental depreciation and amortization which began in the third quarter of 2015 and ran through the end of 2016 as a result of shortening the remaining useful lives.
As a result of the relocation of our new corporate headquarters, we incurred additional occupancy expenses of approximately $1.6 million per quarter in 2016.
Consistent with our plan, in the fourth quarter of 2016 we relocated our headquarters to 300 Vesey Street, New York, New York 10282.

We have also adopted a plan to relocate our main data center from Jersey City, NJ to other commercial data centers and colocations. We anticipate that this data center relocation will result in additional capital expenditures during 2017, which will lead to increases in depreciation, and we also expect this data center relocation to result in increases in our communications and data processing costs. We expect to complete our data center relocation in 2018.
Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our non-client exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or tangible or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability and cost of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead, communications and data processing expenses including colocation costs, our occupancy expenses under our office leases and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; actions taken relating to our strategic investments; investor sentiment; the effectiveness of the measures we take to mitigate the risks of cyber threats; and technological changes and events.
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

•
Over the past several years, exchanges have become far more competitive, and market participants have created ATSs, ECNs and other execution venues which compete with the OTC and listed trading venues. Initiatives by these and other market participants could draw market share away from the Company, and thus negatively impact our business. In addition, while there is the possibility for consolidation among trading venues, there are many new entrants into the market, including ATSs, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms and market making firms competing for retail and institutional order flow. Some of these new entrants are proposing features that may affect internalization practices and trading strategies of current market participants, and recently, some exchanges have introduced “speed bump” rules and other proposals designed to remove advantages of market participants that have invested in the low latency high speed technology. Further, many broker dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•
There has been increased scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad, which could result in increased regulatory costs in the future particularly as it relates to the trading of equities, fixed income, commodities, and currencies. As has been widely reported, there has been an increased focus by securities regulators, federal and state law enforcement agencies, Congress and the media on market structure issues, and, in particular, high frequency trading, best execution, ATS manner of operations, market fragmentation, public disclosures around order types and execution protocols, market structure complexity, colocation, access to market data feeds and remuneration arrangements such as payment for order flow and exchange fee structures. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators, both in the U.S. and abroad, have adopted and will continue to propose and adopt rules and take other policy actions where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, market fragmentation and complexity, transaction taxes, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails, policies and procedures relating to technology controls and systems, optimal tick sizes, and market volatility rules. The SEC has recently enacted a pilot program for certain securities to increase the minimum trading increment and to include a “trade at” component, requiring that certain of these transactions occur only on an exchange, which could lead to increased costs for certain transactions.

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

•
The Fiduciary Rule, if implemented, could affect many financial institutions that operate in the U.S. Although the Fiduciary Rule would primarily affect institutions that provide investment advice to retirement plans and accounts, changes that such institutions may make in response to the Fiduciary Rule can have a broader effect.

•
There has recently been an increased focus and increased sanction levels by regulators on broker-dealers’ controls and surveillance for Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities.

Income Statement Items
The following section briefly describes the key components and drivers of our significant revenues and expenses.
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
Interest, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates; the level of cash balances held at banks and third party clearing brokers; our level of securities positions in which we are long compared to our securities positions in which we are short; and the extent of our securities borrowing and collateralized financing activity.
Investment income and other, net primarily represents returns on our investments as well as gains on the sales of our businesses and repurchases of our debt. Such income or loss is primarily affected by the performance and activity of our strategic investments and the effect of gains on the sale of businesses. Also included in Investment income and other, net are foreign exchange transaction gains or losses, which are dependent on our level of activities and balances denominated in foreign currencies and the fluctuations of the exchange rate of the U.S. dollar against foreign currencies.

Expenses
Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees; performance-based compensation, which includes compensation paid to certain sales personnel and certain incentive compensation paid to employees based on individual performance and the performance of our business; employee benefits; and stock, unit-based and other deferred compensation. Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees.
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
Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, equipment and furniture and fixtures, and the amortization of purchased software, capitalized internal software development costs, acquired intangible assets and leasehold improvements. We depreciate our fixed assets and amortize our intangible assets on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.
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
Occupancy and equipment rentals consist primarily of rent, utilities and other operating expenses related to leased premises and office equipment.
Debt interest expense consists primarily of costs associated with our debt including amortization of debt issuance costs and capital lease obligations.
Professional fees consist primarily of legal, accounting, consulting, and other professional fees.
Business development consists primarily of costs related to sales and marketing, conferences and client relationship management.
Debt extinguishment charges represent make-whole premiums paid to note holders and the writedown of capitalized debt costs as a result of the early redemption of our debt.
Writedown of assets and other real estate related charges consist primarily of charges related to our office leases and the acceleration of amortization and depreciation of leaseholds and fixed assets for office space that has been abandoned.
Other expenses include regulatory fees, corporate insurance, employment fees and general office expense.

Results of Operations
The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2016	2015	2014
Revenues
Trading revenues, net	45.9%	50.2%	63.6%
Commissions and fees	26.9	23.6	33.2
Interest, net	0.1	(0.1)	0.0
Investment income and other, net	27.0	26.4	3.1
Total revenues	100.0%	100.0%	100.0%
Expenses
Employee compensation and benefits	20.3%	25.4%	33.2%
Execution and clearance fees	20.3	16.6	23.2
Communications and data processing	10.2	8.7	11.4
Depreciation and amortization	6.1	5.6	6.2
Payments for order flow	3.8	3.9	5.3
Collateralized financing interest	2.8	2.2	2.1
Occupancy and equipment rentals	2.6	1.9	2.5
Debt interest expense	2.6	2.5	2.7
Professional fees	1.4	1.7	1.9
Business development	0.4	0.5	0.7
Debt extinguishment charges	0.0	1.6	0.7
Writedown of assets and other real estate related charges	0.0	3.5	0.7
Other	2.4	2.2	2.7
Total expenses	72.7%	76.2%	93.5%
Income from continuing operations before income taxes	27.3%	23.8%	6.5%
Income tax expense	9.7%	8.2%	1.7%
Income from continuing operations, net of tax	17.6%	15.6%	4.7%
Income (loss) from discontinued operations, net of tax	0.0%	0.0%	-0.1%
Net income	17.6%	15.6%	4.6%
* Percentages may not add due to rounding.
Years ended December 31, 2016 and 2015
Revenues
Market Making

	For the years ended December 31,
	2016	2015	Change	% of Change
Trading revenues, net (thousands)	$635,515	$767,951	$(132,436)	(17.2)%
Commissions and fees (thousands)	140,029	122,516	17,514	14.3%
Interest, net and other (thousands)	(372)	(5,609)	5,237	N/M
Total revenues from Market Making (thousands)	$775,173	$884,858	(109,685)	(12.4)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	27,887	29,814	(1,927)	(6.5)%
Average daily trades (thousands)	3,644	3,797	(153)	(4.0)%
Average daily NYSE and Nasdaq shares traded (millions)	1,006	931	75	8.1%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	3,920	4,156	(236)	(5.7)%
Average revenue capture per U.S. equity dollar value traded (bps)	0.93	0.95	(0.02)	(2.1)%
Totals may not add due to rounding.
N/M - Not meaningful

Global Execution Services

	For the years ended December 31,
	2016	2015	Change	% of Change
Commissions and fees (thousands)	$251,388	$254,157	$(2,769)	(1.1)%
Trading revenues, net (thousands)	35,679	35,121	558	1.6%
Interest, net and other (thousands)	(3,310)	378,445	(381,755)	(100.9)%
Total revenues from Global Execution Services (thousands)	$283,756	$667,723	(383,966)	(57.5)%
Average daily KCG Institutional Equities U.S. equities shares traded (millions) (1)	230.6	230.4	0.2	0.1%
Average daily KCG BondPoint fixed income par value traded ($ millions)	201.7	141.1	60.6	42.9%

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

Totals may not add due to rounding.
Corporate and Other

	For the years ended December 31,
	2016	2015	Change	% of Change
Total revenues from Corporate and Other (thousands)	$395,485	$46,529	$348,956	750.0%
Trading revenues, net were $668.0 million in 2016, down 16.8% from $803.2 million in 2015. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues are derived from our market making strategies in U.S. equities whose performances declined in 2016. Additionally, there was a decrease in revenues derived from non U.S. equity market making strategies which include fixed income, currencies and commodities as well as strategies in Europe and Asia. The decrease in performance is primarily due to less favorable market conditions during the second half of 2016 including substantially decreased market volumes, a tightening of spreads for equities traded and volatility.
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
Average revenue capture per U.S. equity dollar traded was 0.93 basis points ("bps") in 2016, down 2.1% from 0.95 bps in 2015. U.S. Equity Market Making Revenues were $651.6 million and $710.9 million for 2016 and 2015, respectively.
Commissions and fees increased 3.9% to $391.4 million in 2016, compared to $376.7 million in 2015. The increase was primarily driven by higher revenues from the Market Making segment's volume based fees that are earned for providing liquidity to other trading venues as well as the growth of our agency-based electronic trading businesses, which includes the use of our client algorithms and order routing, and record highs from our fixed income ECN, partially offset by the decrease in commissions from our high touch sales business and the sale of our KCG Hotspot business, in March 2015.
Interest income, net increased to $1.6 million in 2016, compared to a net loss of $2.1 million in 2015. Our interest income varies based on the amount of cash held at banks and level of our balances held at our third party clearing brokers, and interest rates.
Investment income and other, net was $393.4 million in 2016, compared to $421.4 million in 2015. Income for 2016 includes a $364.4 million gain from the sale of substantially all of our investment in Bats. Also included in this balance is $8.9 million in gains from the sale of our retail U.S. options market making business, the gains on the repurchase of a portion of our 6.875% Senior Secured Notes and a distribution from one of our investments. Income for 2015 includes the $385.0 million gain on the sale of KCG Hotspot within our Global Execution Services segment.

Also included in the 2015 balance are gains from the sales of certain of our investments including Aperture Holdings, LP, ("Aperture"), the corporate parent of OptionsHouse LLC ("OptionsHouse").
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $295.1 million in 2016 and $405.6 million in 2015. In 2016, employee compensation and benefits was 42.2% of Net revenues. In 2015, Employee compensation and benefits was 48.5% of Net revenues. Employee compensation and benefits for 2015 includes a $28.8 million charge related to stock-based compensation resulting from stockholder-approved changes made during the second quarter related to outstanding equity awards and $4.5 million in compensation expense related to the sale of KCG Hotspot. The decrease on a dollar basis and as a percentage of Net revenues was due to lower discretionary compensation accruals as a result of lower Net revenues and decreased profitability, the stock compensation and Hotspot charges in 2015 as well as fewer employees.
The number of full time employees decreased to 952 at December 31, 2016 from 1,006 at December 31, 2015. The decrease was due to natural attrition and the sale of our DMM business in the second quarter of 2016 offset, in part, by the acquisition of Neonet in September of 2016 and other new hires.
Execution and clearance fees were $295.3 million for 2016 and $265.2 million for 2015. As a percentage of total revenues, Execution and clearance fees were 20.3% for 2016 and 16.6% for 2015. The increase in Execution and clearance fees on a dollar basis was primarily due to a change in certain trading models and increased transaction costs. The increase as a percentage of revenues was due to decrease in performance of our trading models. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $148.0 million for 2016 and $139.3 million for 2015. The increase in communications and data processing expense primarily relates to higher connectivity, high speed network fees and colocation expenses offset, in part, by slightly lower market data costs.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized internal use software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $88.8 million for 2016 and $90.2 million for 2015. The decrease is due to the full depreciation of certain data center assets as well as microwave-related assets offset, in part, by additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software. Depreciation also decreased as a result of the sale, in late 2015, of certain microwave communication network assets to a joint venture (“JV”), of which KCG owns 50% of the voting shares and 50% of the equity, and amortization decreased as a result of classifying certain intangible assets as Assets of businesses held for sale, which, beginning in 2016, are no longer amortized. See "Headquarters relocation" earlier in this section for further information regarding depreciation.
Payments for order flow fluctuate in total and as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $54.8 million for 2016 and $61.7 million for 2015. As a percentage of revenues, Payments for order flow were 3.8% for 2016 and 3.9% of revenues in 2015. The decrease on a dollar basis is due to the decrease in activity related to our retail options market making business, which we exited in the first quarter of 2016 offset, in part, by greater payments for order flow related to our U.S. equity market making business.
Collateralized financing interest expense was $40.4 million for 2016 and $34.7 million for 2015. Collateralized financing interest expense relates to the funding of our securities positions primarily through stock loan and repurchase agreements. The increase is a result of additional funding in 2016 as well as an increase in funding rates.
Occupancy and equipment rentals expense was $37.9 million for 2016 and $30.1 million for 2015. The increase is primarily due to rent expense related to the lease of our new headquarters which commenced in the fourth quarter of 2015. See "Headquarters relocation" earlier in this section for further information.
Debt interest expense was $37.2 million for 2016 and $40.3 million for 2015. The decrease is due to reduced debt outstanding as a result of the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the open market during the first quarter of 2016.

Professional fees were $19.8 million for 2016 and $27.1 million for 2015. The decrease in Professional fees was primarily due to lower consulting and legal fees, as well as the inclusion of $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot in 2015.
Debt extinguishment charges of $25.0 million for 2015 relate to the early redemption of our $305.0 million 8.25% Senior Secured Notes in April 2015. The charges comprised a $16.5 million contractual debt make-whole premium paid to the note holders and an $8.5 million writedown of capitalized debt costs. There were no Debt extinguishment charges for 2016.
Writedown of assets and other real estate related charges of $56.6 million for 2015 primarily represent lease termination charges as well as accelerated amortization and depreciation of certain leasehold improvements and fixed assets in the abandoned portions of our Jersey City and Chicago offices. See "Headquarters relocation" earlier in this section for further information. There were no Writedown of assets and other real estate related charges for 2016.
All other expenses were $40.7 million for 2016 and $43.3 million for 2015. The decrease primarily relates to a decrease in marketing and client related activity included in Business development costs offset, in part, by higher recruiting and temporary help costs in 2016.
Our effective tax rate for 2016 is 35.5%, which differs from the federal statutory rate of 35% primarily due to benefits associated with research and development tax credits, tax deductions for domestic production activities, state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate for 2015 of 34.4% differed from the federal statutory rate of 35% primarily due to the recognition of state and local deferred tax assets and a benefit from federal tax credits offset, in part, by state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.
Years Ended December 31, 2015 and 2014
Revenues
Market Making

	For the years ended December 31,
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
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the years ended December 31,
	2015	2014	Change	% of Change
Commissions and fees (thousands)	$254,157	$319,964	$(65,807)	(20.6)%
Trading revenues, net (thousands)	35,121	28,355	6,766	23.9%
Interest, net and other (thousands)	378,445	(2,609)	381,054	N/M
Total revenues from Global Execution Services (thousands)	$667,723	$345,710	322,013	93.1%
Average daily KCG algorithmic trading and order routing U.S. equities shares traded (millions)(1)	230.4	245.5	(15.1)	(6.2)%
Average daily KCG BondPoint fixed income par value traded ($ millions)	141.1	133.6	7.5	5.6%

(1)	KCG Institutional Equities average daily U.S. NMS equity share volume represents trading on behalf of clients covering algorithmic trading and high touch sales trading in single stocks, ETFs and programs. In 2016, KCG modified the reporting of trading volumes within the Global Execution Services segment to remove internal volume generated by KCG trading desks and add volume from sales trading. Prior periods have been recast for this new presentation.
Totals may not add due to rounding.
N/M - Not meaningful
Corporate and Other

	For the years ended December 31,
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
Average revenue capture per U.S. equity dollar traded was 0.95 bps in 2015, down 5.0% from 1.00 bps in 2014. U.S. Equity Market Making Revenues were $710.9 million and $684.0 million for 2015 and 2014, respectively.
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
Investment income and other was $421.4 million in 2015, compared to $41.2 million in 2014. Income for 2015 includes the $385.0 million gain on the sale of KCG Hotspot within our Global Execution Services segment. Also included in the 2015 balance are gains from the sales of certain of our investments including Aperture, the corporate parent of OptionsHouse. The balance for 2014 also includes income from our investments including gains related to the combination of tradeMONSTER with OptionsHouse and the merger of Bats and Direct Edge.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $405.6 million for 2015 and $437.3 million in 2014. 2015 includes a $28.8 million charge related to the acceleration of stock-based compensation and $4.5 million in compensation expense related to the sale of KCG Hotspot. 2014 includes compensation related to reduction in workforce of $13.6 million. The decrease on a dollar basis was primarily due to lower discretionary compensation as a result of fewer employees and stated cost cutting goals.
The number of full time employees decreased to 1,006 at December 31, 2015 from 1,093 at December 31, 2014. The decrease was primarily due to the sale of KCG Hotspot.
Execution and clearance fees were $265.2 million for 2015 and $305.2 million in 2014. Execution and clearance fees were 16.6% of revenues for 2015 and 23.2% of revenues in 2014. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $139.3 million for 2015 and $150.6 million in 2014. The decrease in communications and data processing expense primarily relates to lower market data and connectivity expenses as a result of headcount reductions as well as cost cutting throughout 2014 and 2015.

Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $90.2 million for 2015 and $81.4 million in 2014. The increase relates to additional depreciation as a result of purchases of fixed assets and increased capitalized internal-use software as well as accelerated amortization and depreciation of certain leasehold improvements at our Jersey City and New York City offices as a result of reducing the remaining estimated useful lives of such assets upon adopting a plan in July 2015 to relocate our headquarters in late 2016. These increases were offset, in part, by the reduction of intangible amortization expense due to the sale of KCG Hotspot. See "Headquarters relocation" earlier in this section for further information.
Payments for order flow were $61.7 million for 2015 and $70.2 million in 2014. As a percentage of revenues, Payments for order flow were 3.9% for 2015 and 5.3% in 2014. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition.
Debt interest expense was $40.3 million for 2015 and $36.1 million in 2014. Interest expense increased as a result of increased debt due to the issuance of $500.0 million in 6.875% Senior Secured Notes in March 2015 which generated increased interest expense as compared to the $305.0 million 8.25% Senior Secured Notes and $117.3 million Cash Convertible Senior Subordinated Notes which were retired at such time.
Collateralized financing interest expense was $34.7 million for 2015 and $27.9 million in 2014. Collateralized financing interest expense relates to the funding of our securities positions through stock loan and repurchase agreements. The increase is a result of additional funding being secured from additional parties.
Professional fees were $27.1 million for 2015 and $25.6 million in 2014. The increase is due to $6.7 million in legal, consulting and investment banking fees related to the sale of KCG Hotspot in 2015 offset, in part, by lower legal and auditing fees not related to the sale, compared to the prior year.
Debt extinguishment charges of $25.0 million for 2015 relate to the early retirement of our $305.0 million 8.25% Senior Secured Notes in April 2015. The charges comprised a $16.5 million contractual debt make-whole premium paid to the note holders and an $8.5 million writedown of capitalized debt costs. Debt extinguishment charges for 2014 comprise the writedown of $9.6 million of debt issuance costs as a result of repayment of $235.0 million principal of the First Lien Credit Facility.
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
All other expenses were $73.4 million for 2015 and $78.6 million for 2014. The decrease primarily relates to the decrease in marketing and client related activity included in Business development costs as well as lower occupancy and equipment rentals cost.
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

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2016 and December 31, 2015, we had total assets of $6.26 billion and $6.04 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$632,234	$581,313
Financial instruments owned, at fair value:
Equities	2,343,033	2,129,208
Debt Securities	177,698	136,387
Listed Options	19,100	178,360
Collateralized agreements:
Securities borrowed	1,688,222	1,636,284
Receivable from brokers, dealers and clearing organizations (1)	641,257	571,222
Total cash and assets readily convertible to cash	$5,501,544	$5,232,774

(1)	Excludes $191.5 million and $110.0 million of securities failed to deliver as of December 31, 2016 and December 31, 2015, respectively.
Totals may not add due to rounding.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents increased from December 31, 2015 due to cash generated by our operating activities as well as the sale of substantially all of our investment in Bats offset, in part, by repurchases of a portion of our 6.875% Senior Secured Notes and KCG Class A Common Stock and Warrants, payments of 2015 year-end bonuses in 2016, capital expenditures and estimated income tax payments. See Footnote 17 "Tender Offer and Warrants and Stock Repurchases" and Footnote 11 “Debt” included in Part II, Item 8 “Financial Statements and Supplementary Data” for further information.
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
As of December 31, 2016, $1.61 billion of securities, primarily equities, have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2015, $1.35 billion of securities, primarily equities, were pledged as collateral to third-parties under financing arrangements.
Goodwill and intangible assets, net of accumulated amortization were slightly lower at December 31, 2016 compared to December 31, 2015 primarily due to amortization of intangible assets offset, in part, by additional capitalized internal-use software.
Other assets primarily comprise deposits, prepaids and other miscellaneous receivables. Other assets decreased primarily as a result of a decrease in customer receivable balances, income taxes receivable, as well as the collection of a portion of our receivable from Bats related to our sale of KCG Hotspot. See Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on the Bats receivable.

The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $4.90 billion at December 31, 2016 and $4.60 billion at December 31, 2015. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. The decrease in Debt was primarily due to the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the first quarter of 2016. The decrease in our Accrued compensation expense is primarily due to lower discretionary bonus accruals for 2016 as compared to 2015.
Equity decreased from $1.44 billion at December 31, 2015 to $1.36 billion at December 31, 2016. The $86.8 million decrease in equity from December 31, 2015 was primarily a result of our stock and warrant repurchase activities in 2016 offset, in part, by Net income and employee stock grants.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses and investments, a series of debt transactions and the issuance of equity.
At December 31, 2016, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.05 billion.
Our cash flow activities were as follows (in thousands):

	For the years ended ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$119,552	$12,984	$242,524
Investing activities	62,465	328,478	11,472
Financing activities	(130,231)	(337,336)	(349,925)
Operating activities
For the year ended December 31, 2016, cash of $119.6 million was provided by operating activities as compared to cash of $13.0 million for the year ended December 31, 2015. Increases in operating liabilities generally result in an increase in cash provided, while increases in operating assets generally result in the utilization of cash. The current year increase is primarily related to a year-over-year increase in cash provided by our additional collateralized financing activities and amounts payable to certain clearing brokers partially offset by an increase in cash used for our long inventory and balances held at our clearing brokers.
Investing activities
For the year ended December 31, 2016, cash of $62.5 million was provided by investing activities as compared to cash of $328.5 million provided by investing activities in the comparable period in 2015. The decrease was primarily related to the $360.9 million in cash received from the sale of KCG Hotspot in the 2015 period.
For the year ended December 31, 2016, we received cash of $170.3 million from the sale of substantially all of our Bats investment, $28.6 million from the sale of assets, including our former DMM, investments and redemptions from investments, offset by purchases of investments.
Capital expenditures, including capitalized software development costs, were $134.1 million and $59.1 million for the years ended December 31, 2016 and 2015, respectively. The increased expenditure is primarily due to the build out of our new corporate headquarters. See “Headquarters relocation” earlier in this section for further information.
For the year ended December 31, 2016, cash of $2.3 million was used for the purchase of Neonet, net of cash acquired. There were no purchases of businesses in 2015.
Financing activities
For the year ended December 31, 2016, cash of $130.2 million was used in financing activities as compared to $337.3 million cash used in the comparable period in 2015. The primary uses of cash for financing activities in the year ended December 31, 2016 related to the repurchase of KCG Class A Common Stock and Warrants and a portion of our 6.875% Senior Secured Notes. The primary uses of cash for financing activities in the 2015 period related to the use of $330.0 million for stock repurchases through our tender offer, other repurchases of KCG Class A Common Stock and the repayments of our 8.25% Senior Secured Notes and Cash Convertible Senior Subordinated Notes. These cash outflows in 2015 were partially offset by cash provided by the issuance of our 6.875% Senior Secured Notes.
See Footnote 11 “Debt” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for a description of our debt as of December 31, 2016.
Stock and Warrant Repurchases
We may repurchase shares of KCG Class A Common Stock or Warrants from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. All KCG Class A Common Stock and Warrant repurchases are subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
In May 2015, we commenced a "modified Dutch auction" tender offer ("Tender Offer") which expired on June 2, 2015. Following the expiration of the Tender Offer and based on the number of shares tendered and the prices specified by the tendering stockholders, we accepted for purchase 23.6 million shares of KCG Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million. The 23.6 million shares of KCG Class A Common Stock that we accepted for purchase were retired as of June 9, 2015.
In 2015, outside of the Tender Offer, we repurchased 3.5 million KCG Class A Common Stock for $41.7 million and 2.6 million Warrants for $4.4 million under our share repurchase program.
During the second quarter of 2016, our Board of Directors authorized a share repurchase program of up to $200.0 million of our KCG Class A Common Stock and Warrants (including the $2.4 million of remaining capacity under the previously authorized repurchase program).
During the fourth quarter of 2016, KCG entered into an agreement with General Atlantic, its largest shareholder at that time. Under the terms of the agreement, KCG sold 8.9 million shares it owned of Bats common stock in exchange for all of General Atlantic's 18.7 million shares of KCG Class A Common Stock and 8.1 million Warrants.
In 2016, in addition to the General Atlantic transaction, we repurchased 5.5 million shares of KCG Class A Common Stock for $70.7 million and 8.3 million Warrants for $15.9 million under our share repurchase program.
See Footnote 17 "Warrants and Stock Repurchase" and Footnote 12 "Related Parties" included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.
As of December 31, 2016 we had 67.2 million shares of KCG Class A Common Stock outstanding including RSUs as compared to 90.2 million shares at December 31, 2015.
Repurchases of debt
In the first quarter of 2016, we repurchased $35.0 million par value of 6.875% Senior Secured Notes in the open market for $31.2 million (including interest owed). The Company recorded a $3.7 million pre-tax gain within Investment income and other, net on the Consolidated Statements of Operations as a result of these repurchases. The gain on repurchases was net of accelerated original issue discount of $0.3 million and accelerated capitalized issuance costs of $0.7 million.
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission ("CFTC") and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of December 31, 2016, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at December 31, 2016, as reported in its regulatory filing (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$342,919	$1,000	$341,919
Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at December 31, 2016 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$140,797	$111,101	$29,696
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Contractual Obligations
In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations as of December 31, 2016 are summarized below (in thousands):

	Payments due in:
	2017	2018- 2019	2020- 2021	2022- 2031	Total
Senior Secured Notes (1)	$—	$—	$465,000	$—	$465,000
Operating lease obligations (2)	28,502	51,179	45,330	152,911	277,922
Capital lease (2)	2,908	5,722	—	—	8,630
Total	$31,410	$56,901	$510,330	$152,911	$751,552

(1)	See Footnote 11, “Debt” included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.

(2)	See Footnote 21, “Commitments and Contingent Liabilities” included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further information.
KCG also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Fair value of financial instruments
We value our financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.
The fair value hierarchy can be summarized as follows:

•
Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Our receivable from Bats related to the sale of KCG Hotspot, foreign currency forward contracts and certain investments are also classified within Level 2 of the fair value hierarchy, and at December 31, 2016 and 2015, a receivable related to the sale of an investment is classified within Level 3 of the fair value hierarchy.
Investments
Investments primarily comprise noncontrolling equity ownership interests in trading-related businesses and are held by the Company's non-broker dealer subsidiaries. These investments are accounted for under the equity method, at cost, or at fair value. The equity method of accounting is used when we have significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and we are not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded and where we do not exert significant influence on operating and financial policies are held at fair value and accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
Investments accounted for under the equity method or held at cost are reviewed on an ongoing basis to determine whether the carrying values of the investments have been impaired. If we determine that an impairment loss on an investment has occurred due to a decline in fair value or other conditions, the investment is written down to its estimated fair value.
Included in our investments are assets supporting a non-qualified deferred compensation plan for certain employees. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.

Goodwill and Intangible Assets
As a result of the Mergers and, to a lesser extent, our various acquisitions, we have acquired goodwill and identifiable intangible assets. We determine the values and estimated useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired businesses in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and intangible assets with an indefinite useful life for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.
Goodwill
Goodwill of $16.4 million at December 31, 2016 is primarily a result of the Mergers and relates to our Market Making segment. We test the goodwill in each of our reporting units for impairment at least annually, or when an event occurs or circumstances change that signifies that the carrying amounts may not be recoverable, by comparing the estimated fair value of each reporting unit with its estimated net book value. We will derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment and we will derive the net book value of our reporting units by estimating the amount of stockholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we will also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value.
Specific events and changes that could adversely affect our assessment of Goodwill include the following factors that are significant inputs into our fair value calculations of our reporting units and drive our revenue and expense assumptions:

•	the inability to manage trading strategy performance and grow revenues and earnings;

•
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

•	future changes to our organizational structure and management;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

•	our ability to keep up with technological changes;

•
our ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk;

•	the effects of increased competition and our ability to maintain and expand market share;

•	changes in discount and growth rates used by us in our fair value models; and

•	our ability to manage our costs.
Intangible Assets
Intangible assets, less accumulated amortization, of $83.9 million at December 31, 2016 are primarily attributable to our Market Making and Global Execution Services segments.
We amortize intangible assets with finite lives on a straight line basis over their estimated useful lives and test for recoverability whenever events indicate that the carrying amounts may not be recoverable. We capitalize certain costs associated with the acquisition or development of internal-use software and amortize the software over its estimated useful life of three years, commencing at the time the software is placed in service.
Employee compensation
A significant portion of Employee compensation and benefits expense reported on our Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid or awarded shortly after the end of the year. Although our actual annual discretionary compensation awards are reflected in our annual Consolidated Financial Statements, our accrual of such awards throughout the year is judgmental as the accrual is based on management’s best estimate as of the end of each interim period. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.

Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. We estimate volatility based on several factors including implied volatility of market-traded options on the KCG Class A Common Stock on the grant date and the historical volatility of the KCG Class A Common Stock. We estimate forfeiture rates based on historical rates of forfeiture of employee stock awards. See Footnote 13 "Stock-Based Compensation" included in Part II, Item 8 “Financial Statements and Supplementary Data" of this Form 10-K for further discussion.
Income taxes
We are a corporation subject to U.S. corporate income tax as well as non-U.S. income taxes in the jurisdictions in which we operate. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measure them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. We evaluate the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.
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
We accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see Footnote 21 "Commitments and Contingent Liabilities" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and other reports or documents the Company files with, or furnishes to the SEC from time to time.
See Footnote 2 "Significant Accounting Policies" and Footnote 9 “Investments” included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a further discussion of our accounting policies.
Accounting Standards Updates
See Footnote 2 “Significant Accounting Policies” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of accounting guidance recently adopted and accounting guidance to be adopted in future periods.

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
Market Risk
Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, foreign exchange rates, credit spreads and changes in liquidity. Price risks result from exposure to changes in prices of individual financial instruments, baskets and indices. Further risks may result from changes in the factors determining options prices. Interest rate risks result primarily from exposure to and changes in the yield curve, the volatility of interest rates and credit spreads. As market makers we are also exposed to “open order” risk where during unusual market conditions we could have an abnormally high percentage of our open orders filled simultaneously and therefore acquire a larger than average position in securities or derivative instruments.
For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the Consolidated Statements of Financial Condition. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2016 and December 31, 2015 was $2.54 billion and $2.44 billion, respectively, in long positions and $2.05 billion and $2.11 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $14.8 million using a hypothetical 10% increase in equity prices as of December 31, 2016, and an estimated loss of $13.9 million using a hypothetical 10% decrease in equity prices at December 31, 2016. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.
The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at fair value (based on both the aggregate and the net of the long and short positions of financial instruments (in thousands)).

	2016		2015		2014
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$4,818,070	$476,175	$5,050,512	$415,058	$5,155,626	$431,355
Highest month-end	5,397,378	758,114	5,862,353	691,202	5,901,615	805,837
Lowest month-end	4,363,099	173,895	4,556,914	98,204	4,671,405	40,708
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.

Our liquidity pool comprises the following (in thousands):

	December 31, 2016	December 31, 2015
Liquidity Pool Composition
Holding company
Cash held at banks	$3,674	$3,283
Money market and other highly liquid investments	366,208	330,698
KCGA
Cash held at banks	28,891	28,485
Money market and other highly liquid investments	121,109	121,515
Total Liquidity Pool	$519,882	$483,981
Cash and other highly liquid investments held by other subsidiary entities	$78,205	$73,779
In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lenders are at no time under any obligation to make any advances under the credit facilities, and any outstanding loans must be repaid on demand. See Footnote 10 "Debt" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for additional information regarding our credit facilities.
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
We maintain a contingency funding plan which clearly delineates the roles, responsibilities and actions that will be utilized as the Company encounters various levels of liquidity stress with the goal of fulfilling all financial obligations as they arise while maintaining business activity.
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
Foreign Currency Risk
Our international businesses include transactions in currencies other than the U.S. dollar. As such, changes in foreign exchange rates relative to the U.S. dollar can affect the value of our non-U.S. dollar assets, liabilities, revenues and expenses. Additionally, our foreign subsidiaries in India and Sweden have a functional currency other than the U.S. dollar which exposes us to foreign currency transaction gains and losses. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

Consolidated Quarterly Results
The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2016 and 2015. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec 31, 2015	Sept. 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands, except per share amounts)
Revenues
Trading revenues, net	$143,355	$113,829	$186,882	$223,938	$145,959	$277,677	$170,750	$208,795
Commissions and fees	102,516	87,842	94,961	106,101	94,315	95,027	87,370	99,961
Interest, net	563	677	267	117	(429)	(1,080)	(596)	(23)
Investment income and other, net	334,108	6,184	37,804	15,268	24,191	5,412	4,358	387,423
Total revenues	580,542	208,532	319,914	345,424	264,036	377,036	261,882	696,156
Expenses
Employee compensation and benefits	72,436	49,006	76,092	97,586	67,823	121,597	109,471	106,718
Execution and clearance fees	75,941	71,995	73,742	73,634	66,613	67,502	62,598	68,473
Communications and data processing	39,220	36,733	36,376	35,657	36,003	35,256	34,240	33,764
Depreciation and amortization	22,775	21,876	22,234	21,905	25,077	23,813	20,726	20,615
Payments for order flow	15,175	13,845	13,090	12,655	14,464	17,121	14,935	15,221
Debt interest expense	9,379	9,153	9,191	9,492	10,025	9,958	10,911	9,397
Collateralized financing interest	10,958	10,693	9,609	9,163	8,746	8,617	8,859	8,456
Occupancy and equipment rentals	9,781	9,275	9,829	8,990	7,842	7,472	7,474	7,340
Professional fees	4,330	4,139	5,301	6,057	5,774	4,406	5,694	11,181
Business development	1,252	994	1,960	1,119	1,751	1,846	3,025	1,857
Debt extinguishment charges	—	—	—	—	—	—	25,006	—
Writedown of assets and other real estate related charges	—	—	—	—	16,154	34,029	6,327	132
Other	9,423	8,797	7,925	9,201	8,235	10,000	9,730	6,874
Total expenses	270,670	236,506	265,349	285,459	268,507	341,617	318,996	290,028
Income (loss) before income taxes	309,872	(27,974)	54,565	59,965	(4,471)	35,419	(57,114)	406,128
Income tax expense (benefit)	113,680	(16,760)	21,011	22,800	(1,500)	13,482	(37,952)	156,827
Net income (loss)	196,192	(11,214)	33,554	37,165	(2,971)	21,937	(19,162)	249,301
Basic earnings (loss) per common share	$2.51	$(0.13)	$0.39	$0.42	$(0.03)	$0.24	$(0.18)	$2.25
Diluted earnings (loss) per common share	$2.47	$(0.13)	$0.38	$0.41	$(0.03)	$0.24	$(0.18)	$2.19
* Quarterly totals may not add to full year due to rounding.
In 2016, we adopted new accounting guidance related to the presentation of debt issuance costs. Under this guidance, debt issuance costs related to a recognized debt liability must be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. We retrospectively adopted this guidance, and, as a result, the Company reclassified debt issuance costs from Other assets to a direct deduction from the carrying value of Debt on its Consolidated Statements of Financial Condition for all periods presented. The Company also reclassified its amortization of debt issuance costs from Other expense to Debt interest expense on its Consolidated Statements of Operations for all periods presented. See Footnote 2 “Significant Accounting Policies” included in Part II, Item 8. "Financial Statements and Supplementary Data" for further details regarding these reclassifications.

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
Management assessed the effectiveness of KCG’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, KCG’s management has concluded that, as of December 31, 2016, internal control over financial reporting is effective.
The effectiveness of KCG’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of KCG Holdings, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows present fairly, in all material respects, the financial position of KCG Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2017

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2016	2015
Assets	(In thousands)
Cash and cash equivalents	$632,234	$581,313
Cash and cash equivalents segregated under federal and other regulations	3,000	3,000
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $314,720 at December 31, 2016 and $324,146 at December 31, 2015:
Equities	2,343,033	2,129,208
Debt securities	177,698	136,387
Listed options	19,100	178,360
Other financial instruments	30	445
Total financial instruments owned, at fair value	2,539,861	2,444,400
Collateralized agreements:
Securities borrowed	1,688,222	1,636,284
Receivable from brokers, dealers and clearing organizations	832,785	681,211
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	151,645	94,858
Investments	30,979	98,943
Goodwill and Intangible assets, less accumulated amortization	100,338	100,471
Deferred tax asset, net	109,861	151,225
Assets of businesses held for sale	8,194	25,999
Other assets	164,168	222,831
Total assets	$6,261,287	$6,040,535
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,821,957	$1,856,171
Debt securities	211,222	105,340
Listed options	12,961	151,893
Total financial instruments sold, not yet purchased, at fair value	2,046,140	2,113,404
Collateralized financings:
Securities loaned	372,631	463,377
Financial instruments sold under agreements to repurchase	1,027,775	954,902
Other collateralized financings	100,000	—
Total collateralized financings	1,500,406	1,418,279
Payable to brokers, dealers and clearing organizations	518,900	273,805
Payable to customers	23,580	17,387
Accrued compensation expense	132,406	154,547
Accrued expenses and other liabilities	156,828	134,026
Income taxes payable	71,391	—
Debt	454,353	484,989
Total liabilities	4,904,004	4,596,437
Commitments and Contingent Liabilities (Note 21)
Equity
Class A Common Stock
Shares authorized: 1,000,000 at December 31, 2016 and December 31, 2015; Shares issued: 90,309 at December 31, 2016 and 106,025 at December 31, 2015; Shares outstanding: 67,192 at December 31, 2016 and 90,156 at December 31, 2015	903	1,060
Additional paid-in capital	1,439,412	1,436,671
Retained earnings	192,064	192,120
Treasury stock, at cost; 23,116 shares at December 31, 2016 and 15,869 shares at December 31, 2015	(277,343)	(186,103)
Accumulated other comprehensive income	2,247	350
Total equity	1,357,283	1,444,098
Total liabilities and equity	$6,261,287	$6,040,535

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$668,003	$803,181	$837,357
Commissions and fees	391,419	376,673	437,022
Interest, net	1,625	(2,128)	621
Investment income and other, net	393,365	421,384	41,232
Total revenues	1,454,412	1,599,110	1,316,232
Expenses
Employee compensation and benefits	295,120	405,609	437,269
Execution and clearance fees	295,312	265,186	305,177
Communications and data processing	147,986	139,263	150,595
Depreciation and amortization	88,790	90,231	81,448
Payments for order flow	54,765	61,741	70,183
Collateralized financing interest	40,423	34,678	27,860
Occupancy and equipment rentals	37,875	30,128	32,707
Debt interest expense	37,216	40,291	36,121
Professional fees	19,827	27,055	25,596
Business development	5,324	8,479	9,763
Debt extinguishment charges	—	25,006	9,552
Writedown of assets and other real estate related charges	—	56,642	8,625
Other	35,346	34,839	36,149
Total expenses	1,057,984	1,219,148	1,231,045
Income from continuing operations before income taxes	396,428	379,962	85,187
Income tax expense	140,731	130,858	22,753
Income from continuing operations, net of tax	255,697	249,104	62,434
Loss from discontinued operations, net of tax	—	—	(1,332)
Net income	$255,697	$249,104	$61,102
Basic earnings per share from continuing operations	$3.03	$2.48	$0.55
Diluted earnings per share from continuing operations	$2.97	$2.42	$0.54
Basic loss per share from discontinued operations	$—	$—	$(0.01)
Diluted loss per share from discontinued operations	$—	$—	$(0.01)
Basic earnings per share	$3.03	$2.48	$0.54
Diluted earnings per share	$2.97	$2.42	$0.52
Shares used in computation of basic earnings per share	84,405	100,437	112,854
Shares used in computation of diluted earnings per share	86,160	102,922	116,534

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$255,697	$249,104	$61,102
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	3,136	(202)	316
Cumulative translation adjustment, net of tax	(1,239)	(1,581)	416
Comprehensive income	$257,594	$247,321	$61,834

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the years ended December 31, 2014, 2015, 2016

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income	Total Equity
Balance, January 1, 2014	123,317	$1,233	$1,306,549	$211,678	(1,079)	$(11,324)	$1,401	$1,509,537
KCG Class A Common Stock repurchased	—	—	—	—	(9,570)	(111,585)	—	(111,585)
Stock-based compensation	4,191	42	61,865	—	—	—	—	61,907
Income tax provision-stock based compensation	—	—	884	—	—	—	—	884
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	316	316
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	416	416
Net income	—	—	—	61,102	—	—	—	61,102
Balance, December 31, 2014	127,508	1,275	1,369,298	272,780	(10,649)	(122,909)	2,133	1,522,577
KCG Class A Common Stock repurchased and retired via Tender Offer	(23,571)	(236)	—	(329,764)	—	—	—	(330,000)
KCG Class A Common Stock repurchased	—	—	—	—	(5,220)	(63,194)	—	(63,194)
Stock-based compensation and Options & Warrants exercised	2,088	21	69,167	—	—	—	—	69,188
Income tax provision-stock based compensation	—	—	2,647	—	—	—	—	2,647
Warrants repurchased	—	—	(4,441)	—	—	—	—	(4,441)
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	(202)	(202)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(1,581)	(1,581)
Net income	—	—	—	249,104	—	—	—	249,104
Balance, December 31, 2015	106,025	$1,060	$1,436,671	$192,120	(15,869)	$(186,103)	$350	$1,444,098
KCG Class A Common Stock repurchased and retired and Warrants repurchased via GA swap	(18,709)	(187)	(22,100)	(255,753)	—	—	—	(278,040)
KCG Class A Common Stock repurchased	—	—	—	—	(7,247)	(91,240)	—	(91,240)
Stock-based compensation and Options & Warrants exercised	2,993	30	39,338	—	—	—	—	39,368
Income tax provision-stock based compensation	—	—	1,412	—	—	—	—	1,412
Warrants repurchased	—	—	(15,909)	—	—	—	—	(15,909)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	3,136	3,136
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(1,239)	(1,239)
Net income	—	—	—	255,697	—	—	—	255,697
Balance, December 31, 2016	90,309	$903	$1,439,412	$192,064	(23,116)	$(277,343)	$2,247	$1,357,283

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities	(In thousands)
Net income	$255,697	$249,104	$61,102
Loss from discontinued operations, net of tax	—	—	(1,332)
Income from continuing operations, net of tax	255,697	249,104	62,434
Adjustments to reconcile Income from continuing operations, net of tax to net cash provided by operating activities
Realized gain on sale of KCG Hotspot	—	(385,026)	—
Realized gain from the sale of substantially all of the investment in Bats	(364,404)	—	—
Depreciation and amortization	88,790	90,231	81,448
Stock and unit-based compensation	20,459	84,663	58,940
Realized gain on sale of assets and investments	(2,798)	(19,751)	—
Unrealized gain on investments	(11,715)	(10,173)	(36,456)
Deferred taxes	41,363	9,976	19,397
Writedown of assets and other real estate related charges	—	56,642	8,625
Other	11,984	12,305	12,958
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	—	361	(54,955)
Financial instruments owned, at fair value	(95,461)	265,763	14,468
Securities borrowed	(50,443)	(4,223)	(274,675)
Receivable from brokers, dealers and clearing organizations	(142,608)	507,623	(321,087)
Other assets	39,312	(26,340)	(6,459)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(67,265)	(172,302)	120,207
Securities loaned	(90,745)	(244,368)	(25,486)
Financial instruments sold under agreements to repurchase	72,873	21,327	292,625
Other collateralized financing	100,000	—	—
Payable to brokers, dealers and clearing organizations	239,292	(402,285)	268,563
Payable to customers	5,816	(4,724)	92,096
Accrued compensation expense	(7,317)	21,726	(29,536)
Accrued expenses and other liabilities	(12,301)	(37,545)	(40,583)
Income taxes payable	89,023	—	—
Net cash provided by operating activities	119,552	12,984	242,524
Cash flows from investing activities
Cash received from sale of substantially all of the investment in Bats	170,258	—	—
Cash received from sale of KCG Hotspot, net of cash provided	6,552	360,928	—
Cash received from sale of Futures Commission Merchant	—	—	2,000
Cash received from sale of assets	21,220	—	554
Cash received from sale of investments and redemptions from investments	6,691	34,620	58,660
Purchases of fixed assets and leasehold improvements	(102,130)	(34,581)	(34,139)
Capitalization of software development costs	(31,998)	(24,530)	(14,859)
Purchases of investments	(5,877)	(7,959)	(744)
Purchase of business, net of cash acquired	(2,251)	—	—
Net cash provided by investing activities	62,465	328,478	11,472
Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—	—
Repayment of 8.25% Senior Secured Notes	—	(305,000)	—
Repayment of convertible notes	—	(117,259)	—
Payment of debt issuance costs	—	(12,645)	—
Borrowings under capital lease obligations	7,497	—	5,892
Principal payments on capital lease obligations	(2,056)	(4,033)	(9,232)
Cost of common stock repurchased - Tender Offer	—	(330,000)	—
Cost of common stock repurchased	(91,240)	(63,194)	(111,585)
Stock options exercised	353	1,247	—
Warrants exercised	—	532	—
Cost of warrants repurchased	(15,909)	(4,441)	—
Income tax provision on stock awards exercised	1,412	2,647	—
Proceeds from issuance of 6.875% Senior Secured Notes	—	494,810	—
Partial repayment of Credit Agreement	—	—	(235,000)
Net cash used in financing activities	(130,231)	(337,336)	(349,925)
Effect of exchange rate changes on cash and cash equivalents	(865)	(1,581)	416
(Decrease) Increase in cash and cash equivalents	50,921	2,545	(95,513)
Cash and cash equivalents at beginning of period	581,313	578,768	674,281
Cash and cash equivalents at end of period	$632,234	$581,313	$578,768
Supplemental disclosure of cash flow information:
Cash paid for interest	$81,766	$81,349	$76,003

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for income taxes	$16,200	$124,461	$16,975
Non-cash investing activities - Contribution of fixed assets to joint venture	$353	$3,370	$—
Non-cash investing activities - Purchases of fixed assets and leasehold improvements that were paid for subsequent to year end	$10,272	$—	$—
Non-cash investing activities - Compensation capitalized for internal use software that was paid subsequent to year end	$3,494	$—	$—
Non-cash financing activities - KCG Class A Common Stock and Warrants repurchased via GA Swap - See Footnote 9 "Investments"	$275,113	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
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
As of December 31, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
Market Making
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, electronic communications networks (“ECNs”) and alternative trading systems (“ATSs”). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").
Global Execution Services
The Global Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers. The Company earns commissions as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.
In September 2016, the Company completed the acquisition of Neonet Securities AB ("Neonet"). Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment. The Company does not consider this acquisition to be significant.
Corporate and Other
The Corporate and Other segment contains the Company's investments, principally in strategic trading-related opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
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
In November 2014, KCG sold certain assets and liabilities related to its Futures Commission Merchant ("FCM ") business to Wedbush Securities Inc.
In March 2015, the Company sold KCG Hotspot, the Company's former spot institutional foreign exchange ECN,

to Bats Global Markets, Inc. ("Bats").
The results of the FCM and KCG Hotspot, including the gains on sale, are included in the Global Execution Services segment, up through the dates of their respective sales.
During the fourth quarter of 2015, management conducted a strategic review of its businesses and evaluated their potential value in the marketplace relative to their current and expected returns. As a result of this review, the Company determined that certain of its businesses, including its business as an equities designated market maker ("DMM") on the New York Stock Exchange ("NYSE"), were no longer considered core to its strategy, and the Company began seeking opportunities to exit or divest of these businesses. The Company believes that this course of action did not represent a strategic shift that will have a major effect on its operations and financial results, but did meet the requirements to be considered held for sale at December 31, 2015 and for assets of businesses not yet sold, which comprises a technology platform, continue to meet such requirements as of December 31, 2016. The fair value of such assets, of $8.2 million and $26.0 million, on December 31, 2016 and December 31, 2015, respectively, are included within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
In March 2016, KCG completed the sale of assets related to its retail U.S. options market making business.
In May 2016, KCG completed the sale of its DMM to Citadel Securities LLC (“Citadel”).
The results of both the retail U.S. options market making business and the DMM business are included in the Market Making segment, up through the date of the respective sales.
See Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses" for further information.
2. Significant Accounting Policies
Basis of consolidation and form of presentation
The Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
Cash and cash equivalents segregated under federal and other regulations
The Company maintains custody of customer funds and is obligated by rules and regulations mandated by the Securities and Exchange Commission ("SEC") to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and cash equivalents segregated under federal and other regulations approximate fair value. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.
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

The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest Income	$12,519	$12,666	$14,363
Interest Expense	(10,894)	(14,794)	(13,742)
Interest, net	$1,625	$(2,128)	$621
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Dividend Income	$59,295	$63,971	$45,910
Dividend Expense	$(47,436)	$(42,398)	$(38,444)
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
Investments
Investments primarily comprise noncontrolling equity ownership interests in trading-related businesses and are held by the Company's non-broker dealer subsidiaries. These investments are accounted for under the equity method, at cost, or at fair value. The equity method of accounting is used when the Company has significant influence over the operating and financial policies of the investee. Investments are held at cost, less impairment if any, when the investment does not have a readily determined fair value, and the Company is not considered to exert significant influence over operating and financial policies of the investee. Investments that are publicly traded and where the Company does not exert significant influence on operating and financial policies are held at fair value and accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive income.
Investments accounted for under the equity method or held at cost are reviewed on an ongoing basis to determine whether the carrying values of the investments have been impaired. If the Company determines that an impairment loss on an investment has occurred due to a decline in fair value or other conditions, the investment is written down to its estimated fair value.
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
Goodwill and intangible assets
The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies that the carrying amounts may not be recoverable. Specific events and changes that could adversely affect the Company’s assessment of its Goodwill, which is all related to its Market Making reporting unit include the following factors that are significant inputs into its fair value calculations of its reporting units and drive the Company's revenue and expense assumptions:

•	the inability to manage trading strategy performance and grow revenues and earnings;

•
changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, the self-regulatory organizations and the media on market structure issues, and in particular, the scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures;

•	future changes to the Company’s organizational structure and management;

•	the Company’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Company’s customers and potential customers;

•	the Company’s ability to keep up with technological changes;

•
the Company’s ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk;

•	the effects of increased competition and the Company’s ability to maintain and expand market share;

•	changes in discount and growth rates used by the Company in its fair value models; and

•	the Company's ability to manage its costs.
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
Repurchases of warrants
As discussed in Footnote 17 "Tender Offer and Warrants and Stock Repurchases", in connection with the Mergers, the Company issued Class A, Class B and Class C warrants to acquire shares of KCG Class A Common Stock ("Warrants"). The Company may repurchase Warrants through privately negotiated transactions. The Company records the total cost of its purchases of Warrants as a reduction in Additional paid-in capital.
Repurchases of debt
The Company may repurchase its 6.875% Senior Secured Notes in the open market or through privately negotiated transactions. The Company records its purchases of debt as a reduction in Debt for the par value repurchased as well as a prorated reduction of original issue discount and capitalized issuance costs. Total cost also includes accrued interest on the repurchased debt, which is included in Accrued expenses and other liabilities. The Company will record a gain to the extent that it repurchases debt at a price that is less than par value less the applicable original issue discount and capitalized issuance costs. Such gains are included within Investment income and other, net on the Consolidated Statements of Operations.
Foreign currency translation and foreign currency forward contracts
The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, comprising its Indian subsidiary, which utilizes the Indian Rupee and, beginning in the third quarter of 2016, Neonet, which utilizes the Swedish Krona. None of these non-U.S. dollar functional currency subsidiaries are significant to the Company’s Consolidated Financial Statements.
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
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, the

Company recorded a gain of $0.1 million, and losses of $0.7 million and $2.0 million, respectively, on foreign currency transactions.
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
Stock and unit based compensation
Stock and unit based compensation is primarily measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, if any. Expected forfeitures are considered in determining stock-based employee compensation expense. See Footnote 13 "Stock-Based Compensation" for further discussion.
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
In October 2016, the Company invested in another JV with nine other parties. Each party owns 10% of the voting shares and 10% of the equity of this JV, which is building microwave communication networks in the U.S. and Asia, and which is considered to be a VIE. The Company and all of its JV partners each pay monthly fees for the funding of the construction of the microwave communication networks. When completed the JV may sell excess bandwidth that is not utilized by the joint venture members to third parties.
In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JVs and does not consolidate the JVs. The Company records its interest in the JVs under the equity method of accounting and records its investment in the JVs within Investments and its amounts payable for communication services provided by the JVs within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company records its pro-rata share of the JVs earnings or losses within Investment income and other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Consolidated Statements of Operations.
The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.
The following table presents the Company’s nonconsolidated VIEs at December 31, 2016 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIEs' assets
Equity investment	$14,822	$500	$14,822	$36,715
The following table presents the Company’s nonconsolidated VIE at December 31, 2015 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$10,632	$5	$10,632	$22,197
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
In April 2015, the FASB issued an ASU regarding simplification of the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance became effective retrospectively for reporting periods beginning after December 15, 2015. The Company retrospectively adopted this ASU in the first quarter of 2016, and as a result, the Company reclassified debt issuance costs from Other assets to a direct deduction from the carrying value of Debt on its Consolidated Statements of Financial Condition for all periods presented. The Company also reclassified its amortization of debt issuance costs from Other expense to Debt interest expense on its Consolidated Statements of Operations for all periods presented. The adoption of this ASU did not have any other impact on the Company's Consolidated Financial Statements. See Footnote 11 “Debt” for further details regarding these reclassifications.
In August 2014, the FASB issued an ASU that requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosure in certain circumstances. The guidance is effective for reporting periods ending after December 15, 2016. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In May 2014, the FASB issued an ASU that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an ASU to clarify guidance on principal versus agent evaluation considerations and whether an entity reports revenue on a gross or net basis. These ASUs will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company has not yet determined its transition approach. Because the guidance does not apply to revenue associated with securities trading activities that are accounted for under other GAAP, the Company does not expect the guidance to have a material impact on its Consolidated Statements of Operations most closely associated with financial instruments, including Trading revenues, net, Commissions and fees, and Interest, net. The Company’s implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of certain revenue contracts. The Company’s evaluation of the impact of the new guidance on its Consolidated Financial Statements is ongoing, and it continues to evaluate the timing of recognition for various revenues, including soft dollar related activity, which may be impacted depending on the features of the client arrangements and the presentation of certain contract costs (whether presented gross or offset against revenues).
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

In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
In August 2016, the FASB issued an ASU which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its Consolidated Financial Statements.
3. Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses
In July 2013, the Company entered into an agreement to sell to an investor group Urban Financial of America, LLC, ("Urban"), the reverse mortgage origination and securitization business that was previously owned by Knight. The transaction was completed in November 2013, and, as a result, residual revenues and expenses of Urban's operations and costs of the related sale have been included in Loss from discontinued operations, net of tax within the Consolidated Statements of Operations for the year ended December 31, 2014.
The revenues and results of operations of discontinued operations are summarized as follows (in thousands):

For the year ended December 31, 2014
Revenues and gain (adjustment to gain) on sale	$(1,148)

Expenses:
Compensation	$70
Other expenses	930
Total expenses	1,000
Pre-tax loss from discontinued operations	(2,148)
Income tax benefit	816
Loss from discontinued operations, net of tax	$(1,332)
For the years ended December 31, 2016 and 2015, there was no activity related to discontinued operations.
In November 2014, KCG sold certain assets and liabilities related to its FCM business to Wedbush Securities Inc. The FCM was not considered a discontinued operation, and therefore the results of the FCM’s operations for 2014 through the date of sale are included in the Global Execution Services segment and in Continuing Operations on the Consolidated Statements of Operations.
In March 2015, the Company completed the sale of KCG Hotspot to Bats. The Company recorded a gain upon completion of the sale of $385.0 million, which is recorded as Investment income and other, net on the Consolidated Statement of Operations for the year ended December 31, 2015. The net gain on the sale of KCG Hotspot was $373.8 million which is net of direct costs associated with the sale which comprised professional fees of $6.7 million and compensation of $4.5 million, which are recorded in Professional fees and Employee compensation and benefits, respectively, on the Consolidated Statement of Operations for the year ended December 31, 2015.
The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50.0 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. On September 26, 2016, Bats entered into an agreement and plan of merger with CBOE Holdings, Inc. (“CBOE”) and certain newly formed subsidiaries thereof, pursuant to which Bats will merge into a subsidiary of CBOE, which such subsidiary surviving the merger (the “Bats Merger”). The remaining Annual Payments are contingent on Bats (and, following the closing of the Bats Merger, CBOE) generating sufficient taxable net income to receive the tax benefits.
The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates. KCG received the first annual payment of $6.6 million in March 2016.

The remaining additional potential payments of $63.1 million are recorded at a fair value of $60.5 million in Other assets on the Consolidated Statement of Financial Condition as of December 31, 2016.
In accordance with the Company's strategic review of its businesses and evaluation of their potential value in the marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its DMM and retail options market making businesses, were no longer considered core to its strategy. Assets of businesses held for sale are recorded at the lower of their book value or their estimated fair value and are reported as Assets of businesses held for sale on the December 31, 2016 and December 31, 2015 Consolidated Statements of Financial Condition. See Footnote 10 "Goodwill and Intangible Assets" for further details.
Included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's retail options market making business, which were sold to a third party in March 2016, and as a result of the sale, the Company recorded a gain of $2.9 million, which is included in Investment income and other, net on the Consolidated Statement of Operations for the year ended December 31, 2016. Also included in the $26.0 million of Assets of businesses held for sale at December 31, 2015 were assets related to the Company's DMM business. The DMM business was sold to Citadel in May 2016. As charges were recorded in the fourth quarter of 2015 in order to reflect the estimated fair value of this held for sale business, no gain or loss on sale was recorded in the year ended December 31, 2016. The Company continues to have one business, which comprises a technology platform, that is considered to be held for sale at December 31, 2016.
The assets of businesses held for sale as of December 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Assets:
Intangible assets, net of accumulated amortization	$8,194	$25,999
Total assets of businesses held for sale	$8,194	$25,999

4. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,343,033	$—	$—	$2,343,033
Corporate debt	127,237	—	—	127,237
U.S. government and Non-U.S. government obligations	50,461	—	—	50,461
Listed options	19,100	—	—	19,100
Foreign currency forward contracts	—	30	—	30
Total Financial instruments owned, at fair value	2,539,831	30	—	2,539,861
Investments(1)	9,198	—	—	9,198
Other (2)	—	62,824	2,846	65,670
Total assets held at fair value	$2,549,029	$62,854	$2,846	$2,614,729
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,821,957	$—	$—	$1,821,957
Corporate debt	123,561	—	—	123,561
U.S. government and Non-U.S. government obligations	87,661	—	—	87,661
Listed options	12,961	—	—	12,961
Total liabilities held at fair value	$2,046,140	$—	$—	$2,046,140

(1)
Investments comprise our investments in CME Group and Bats and are included within Investments on the Consolidated Statements of Financial Condition. See Footnote 9 "Investments" for additional information.

(2)
Other primarily consists of a $60.5 million receivable from Bats related to the sale of KCG Hotspot and a $2.8 million receivable from the sale of an investment, both of which are included within Other Assets, and $2.3 million primarily related to deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,129,208	$—	$—	$2,129,208
Listed options	178,360	—	—	178,360
U.S. government and Non-U.S. government obligations	41,706	—	—	41,706
Corporate debt	94,681	—	—	94,681
Foreign currency forward contracts	—	445	—	445
Total Financial instruments owned, at fair value	2,443,955	445	—	2,444,400
Investment in CME Group (1)	1,814	—	—	1,814
Other (2)	—	65,732	5,789	71,521
Total assets held at fair value	$2,445,769	$66,177	$5,789	$2,517,735
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,856,171	$—	$—	$1,856,171
Listed options	151,893	—	—	151,893
U.S. government obligations	21,056	—	—	21,056
Corporate debt	84,284	—	—	84,284
Total liabilities held at fair value	$2,113,404	$—	$—	$2,113,404

(1)	Investment in CME Group is included within Investments on the Consolidated Statements of Financial Condition. See Footnote 9 "Investments" for additional information.

(2)
Other primarily consists of a $64.2 million receivable from Bats related to the sale of KCG Hotspot and a $5.8 million receivable from the sale of an investment, both of which are included in Other assets, and $1.5 million primarily related to deferred compensation investments which is included within Investments on the Consolidated Statements of Financial Condition.

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
As of both December 31, 2016 and 2015, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy at December 31, 2016 and 2015 (in thousands):

	Level 3 Financial Assets for the year ended December 31, 2016
	Balance at January 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at December 31, 2016
Receivable from sold investment	$5,789	$—	$980	$—	$—	$(3,923)	$—	$—	$2,846

	Level 3 Financial Assets for the year ended December 31, 2015
	Balance at January 1, 2015	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at December 31, 2015
Receivable from sold investment	$—	$—	$—	$—	$—	$—	$5,789	$—	$5,789
The unrealized gain of $1.0 million for the year ended December 31, 2016 is included within Investment income and other, net on the Consolidated Statements of Operations.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.
Foreign currency forward contracts
At December 31, 2016 and December 31, 2015, the Company had foreign currency forward contracts with a notional value of 735.0 million Indian Rupees ($10.7 million) and 850.0 million Indian Rupees ($13.0 million), respectively. These forward contracts are used to hedge the Company’s investment in its Indian subsidiary.
The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.
Other
Other primarily consists of the fair value of the Company's receivable from Bats from the sale of KCG Hotspot as more fully described in Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses". Also included in this category are deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
The Company has elected the fair value option related to its receivable from Bats. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.
The Company has elected the fair value option related to a receivable originating from the sale of an investment which is classified within Level 3 of the fair value hierarchy. As of December 31, 2016, the range of undiscounted amounts the Company may receive for this receivable is between $0 and $4.6 million. The valuation of this financial instrument was based upon the use of a model developed by Company management. Inputs into this model were based upon risk profiles of similar financial instruments in the market and reflects management’s judgment relating to the appropriate discount on the receivable as well as a financial assessment of the debtor. To the extent that valuations based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Movements in these unobservable inputs would not materially impact the Company's results of operations.
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
The following tables summarize the fair value and number of derivative instruments held at December 31, 2016 and December 31, 2015. These instruments include those classified as Financial instruments owned, at fair value, Financial instruments sold, not yet purchased, at fair value, as well as futures contracts and bi-lateral over the counter swaps which are reported within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition. The fair value of assets/liabilities are shown gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting agreements, such balances are presented net on the Consolidated Statements of Financial Condition as appropriate under GAAP, and 2) the extent to which other rights of setoff associated with these agreements exist and could have an effect on our financial position (in thousands, except contract amounts):

		December 31, 2016
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$360	1,285	$1,663	6,495
Forward contracts (1)	Financial instruments owned, at fair value	30	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,451	2,056	1,644	2,944
Swap contracts	Receivable from brokers, dealers and clearing organizations	16	1	154	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	19,100	85,797	12,961	90,063
Forward contracts (2)	Accrued expenses and other liabilities	—	—	1,599	1
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,627	8,590	5,541	5,165
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	86,393	31,800	86,100	31,906
Gross derivative assets/liabilities, before netting		$111,977		$109,662
Less: Legally enforceable master netting agreements
Exchange traded (3)		(92,572)		(94,948)
Bi-lateral over-the-counter (4)		—		(154)
Net amounts per Consolidated Statement of Financial Condition (5)		$19,405		$14,560

		December 31, 2015
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$578	3,675	$955	6,586
Forward contracts (1)	Financial instruments owned, at fair value	445	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,558	4,038	1,743	3,432
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	281	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	178,360	360,469	151,893	390,949
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,265	6,195	4,037	4,891
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	35,441	22,424	35,814	24,261
Gross derivative assets/liabilities, before netting		$220,647		$194,723
Less: Legally enforceable master netting agreements
Exchange traded (3)		(41,146)		(42,549)
Bi-lateral over-the-counter (4)		—		(281)
Net amounts per Consolidated Statement of Financial Condition (5)		$179,501		$151,893

(1)	The foreign currency forward contract represents a net investment hedge and is designated as a hedging instrument.

(2)	The equity forward contract represents a liability to deliver shares of Bats common stock to General Atlantic as described in Footnote 9 "Investments".

(3)	Exchange traded instruments comprise futures contracts.

(4)	Bi-lateral over-the-counter instruments comprise swaps and forward contracts.

(5)
The Company has not received or pledged additional collateral under master netting agreements and or other credit support agreements that is eligible to be offset beyond what is offset in the Consolidated Statements of Financial Condition.

The fair value of listed options and forward contracts in the tables above are classified as Level 1 and Level 2 in the fair value hierarchy, respectively. The fair value of futures contracts and swaps in the tables above are classified as Level 1 and Level 2 in the fair value hierarchy, respectively.

The following table summarizes the gains and losses included in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

		Gain (Loss) Recognized
	Financial Statements	For the years ended December 31,
	Location	2016	2015	2014
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$3,043	$4,273	$10,535
Forward contracts	Investment income and other, net	—	(10)	526
Equity
Futures contracts	Trading revenues, net	3,725	30,479	25,247
Swap contracts	Trading revenues, net	3,872	3,789	5,277
Listed options	Trading revenues, net	(1,916)	(14,278)	(37,439)
Fixed income
Futures contracts	Trading revenues, net	26,409	37,710	31,277
Commodity
Futures contracts	Trading revenues, net	36,281	48,604	55,295
		$71,414	$110,567	$90,718
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(540)	$208	$—
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

	December 31, 2016	December 31, 2015
Collateral permitted to be delivered or repledged	$1,634,979	$1,640,145
Collateral that was delivered or repledged	1,550,755	1,570,921
Collateral permitted to be further repledged by the receiving counterparty	41,730	188,345
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

The table below presents information about assets pledged by the Company (in thousands):

	December 31, 2016	December 31, 2015
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$314,720	$324,146
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,291,979	1,027,847
The table below presents the gross carrying value of Securities loaned, Financial instruments sold under agreements to repurchase and other collateralized financings by class of collateral pledged (in thousands):

December 31, 2016		Financial instruments sold under agreements to repurchase	Other collateralized financings
Asset Class	Securities Loaned
Equities	$369,168	$989,812	$76,176
U.S. government obligations	—	12,775	—
Corporate debt	3,463	25,188	23,824
Total	$372,631	$1,027,775	$100,000

December 31, 2015		Financial instruments sold under agreements to repurchase	Other collateralized financings
Asset Class	Securities Loaned
Equities	$451,085	$855,632	$—
U.S. government obligations	—	54,902	—
Corporate debt	12,292	44,368	—
Total	$463,377	$954,902	$—
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
In the event of a counterparty’s default, provisions of the master agreement permit acceleration and termination of all outstanding transactions covered by the agreement such that a single amount is owed by, or to, the non-defaulting party. Any collateral posted can be applied to the net obligations, with any excess returned and the collateralized party has a right to liquidate the collateral. Any residual claim after netting is treated as an unsecured claim in bankruptcy court.
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

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,688,222	$—	$1,688,222	$1,623,281	$4,581	$60,360
Receivable from brokers, dealers and clearing organizations (3)	21,832	—	21,832	21,797	—	35
Total assets	$1,710,054	$—	$1,710,054	$1,645,078	$4,581	$60,395
Liabilities
Securities loaned	$372,631	$—	$372,631	$358,023	$4,581	$10,027
Financial instruments sold under agreements to repurchase	1,027,775	—	1,027,775	1,027,775	—	—
Other collateralized financings	100,000	—	100,000	100,000	—	—
Total liabilities	$1,500,406	$—	$1,500,406	$1,485,798	$4,581	$10,027

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

Maturities of Securities loaned, Financial instruments sold under agreements to repurchase and other collateralized financings are provided in the table below (in thousands):

As of December 31, 2016	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$372,631	$—	$—	$—	$372,631
Financial instruments sold under agreements to repurchase	12,775	410,000	465,000	140,000	1,027,775
Other collateralized financings	—	100,000	—	—	100,000
Total	$385,406	$510,000	$465,000	$140,000	$1,500,406

As of December 31, 2015	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$463,377	$—	$—	$—	$463,377
Financial instruments sold under agreements to repurchase	54,902	635,000	150,000	115,000	954,902
Total	$518,279	$635,000	$150,000	$115,000	$1,418,279
7. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Receivable:
Clearing organizations and other	$619,425	$505,789
Financial instruments purchased under agreement to resell	21,832	65,433
Securities failed to deliver	191,528	109,989
Total receivable	$832,785	$681,211
Payable:
Clearing organizations and other	$458,341	$240,985
Securities failed to receive	60,559	32,820
Total payable	$518,900	$273,805
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
8. Fixed Assets and Leasehold Improvements
Fixed assets and leasehold improvements comprise the following (in thousands):

	Depreciation	December 31, 2016	December 31, 2015
	Period
Computer hardware and software	3 years	$260,647	$253,113
Leasehold improvements	*	153,899	108,173
Telephone systems and equipment	5 years	4,158	3,651
Furniture and fixtures	7 years	17,036	12,216
		435,740	377,153
Less - Accumulated depreciation and amortization		(284,095)	(282,295)
		$151,645	$94,858
*Shorter of life of lease or useful life of assets

9. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Strategic investments:
Investments accounted for under the equity method	$16,707	$86,853
Investments held at fair value	9,198	1,814
Investments held at cost, less impairment	2,789	8,746
Total strategic investments	28,694	97,413
Other investments	2,285	1,530
Total investments	$30,979	$98,943
For the years ended December 31, 2016, 2015 and 2014, the Company recorded income of $11.5 million, $21.0 million and $36.0 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 12 "Related Parties".
In the first quarter of 2016, one of the Company's investments held at adjusted cost, less impairment made a distribution to its owners, including the Company. As a result of this distribution, the Company adjusted the investment's carrying value and recognized a pre-tax gain of $2.3 million, which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016.
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
In the fourth quarter of 2015, the Company sold one of its investments for cash and a receivable and recognized a gain of $9.3 million which is reported within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015. The remaining receivable has a fair value of $2.8 million and is included within Other assets on the Consolidated Statement of Financial Condition as of December 31, 2016. The receivable is included within Level 3 of the fair value hierarchy as noted in Footnote 4 "Fair Value".
Merger of Bats and Direct Edge
In January 2014, Bats and Direct Edge, each of whose equity the Company held as an investment, merged, with Bats being the surviving entity in the merger. Following the merger, the Company owned 16.7% of the overall equity of Bats and held 19.9% of the voting equity and had appointed a director to Bats' board of directors. Based on these facts, the Company believes that it had significant influence over Bats' operating and financial policies and accounted for its interest in Bats under the equity method.
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
Bats/General Atlantic Transactions
In the second quarter of 2016, as part of the initial public offering ("IPO") of Bats, the Company sold approximately 2.6 million shares of its investment in Bats for approximately $46.4 million after commissions, and the Company recorded a pre-tax gain of $33.4 million, which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016. Following the sale, the Company continued to account for its investment in Bats under the equity method of accounting.
In the fourth quarter 2016, the Company sold approximately 2.0 million shares of common stock of Bats in the open market (“open market transactions”) and sold an additional 2.2 million shares of common stock of Bats in a block sale ("block sale").
In November 2016 KCG entered into a purchase agreement with GA-GTCO Interholdco, LLC (“General Atlantic” or “GA”) to exchange approximately 8.9 million shares of its Bats common stock for i) GA’s 18.7 million shares of KCG Class A Common Stock and, ii) 8.1 million Warrants (the “Swap Transaction”).
The cumulative pre-tax gain resulting from the open market transactions, block sale and Swap Transaction was $331.0 million which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016.
The Company’s 6.875% Indenture (as defined below) contains covenants that limit the Company’s ability to repurchase shares of KCG Class A Common Stock and Warrants.
Substantially all of the exchange was completed in November 2016, however as a result of these limitations, and as contemplated in the agreement with GA, the Company could not finalize the repurchase of approximately 1.1 million Warrants, and therefore retained approximately 94,000 common shares of Bats at December 31, 2016. The $2.9 million value of these remaining Bats shares was recorded as a receivable from GA within Other assets and a related $2.9 million liability to GA was recorded within Accrued expenses and other liabilities on the Company’s Consolidated Statement of Financial Condition. The exchange was completed in January 2017.
The counterparty for the block sale, as well as the broker to the open market transactions and overall advisor to KCG on the Swap Transaction was Jefferies, LLC (“Jefferies”), who owned approximately 19% of KCG Class A Common Stock prior to these transactions and approximately 24% of KCG Class A Common Stock after these transactions. See Footnote 12 “Related parties”.
Pursuant to the terms of the Swap Transaction, the Company paid transaction fees of $2.9 million to Jefferies, comprising half due from the Company and the other half on behalf of GA. The settlement of the portion paid by the Company on behalf of GA was completed by KCG retaining Bats common stock with a fair value of $1.4 million at the time of the Swap Transaction, or approximately 46,000 shares of the aforementioned 94,000 shares of Bats shares owed to GA. The remaining 48,000 shares are considered to be a derivative for financial reporting purposes. See Footnote 5 "Derivative Financial Instruments".
As a result of the open market transactions, block sale and Swap Transaction, the Company sold approximately 13.0 million shares of Bats, and the Company’s total holdings were reduced to approximately 206,000 shares or less than 0.5% of total shares of Bats common stock outstanding. The Company believes that it no longer has significant influence over Bats, and as a result, in November 2016, the Company ceased to account for its remaining interest in Bats under the equity method.
The approximately 206,000 shares of Bats remaining as an investment have a fair value of $6.9 million at December 31, 2016 and are classified as available-for-sale securities (“AFS”), which are recorded within Investments on the Company’s Consolidated Statements of Financial Condition as of December 31, 2016.
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

During the fourth quarter of 2015 the Company redeemed its investment in Aperture and recognized a gain of $10.5 million related to the sale of its investment in Aperture, which was recorded within Investment income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2015.
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
During the third quarter of 2016, the Company wrote off certain trading rights included in Intangible assets that ceased being utilized in the period. The writeoff resulted in a charge of $0.7 million which was recorded within Other expense in the Consolidated Statements of Operations for the year ended December 31, 2016. No other events occurred in the year ended December 2016 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
In the fourth quarter of 2016, the Company assessed the impairment of goodwill and intangible assets as part of its annual assessment. The Company’s annual assessment indicated that the fair value of its Market Making reporting unit was approximately 20% higher than its book value as of the fourth quarter of 2016. As such, the Company concluded that the goodwill recorded within Market Making was not impaired.
As detailed in Footnote 3 “Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses”, in late 2015, the Company conducted a strategic review of its businesses and determined that certain of its businesses are no longer considered core to its strategy and the Company sought the opportunity to exit or divest or has already exited or divested of these businesses. As a result, the Company recorded a charge of $15.0 million in the Consolidated Statement of Operations for the year ended December 31, 2015 to reflect the excess of carrying value over estimated fair value of intangible assets related to the businesses held for sale. The estimated fair value of intangibles related to businesses held for sale of $8.2 million and $26.0 million as of December 31, 2016 and December 31, 2015, respectively are reported within Assets of businesses held for sale on the Consolidated Statements of Financial Condition.
As of both December 31, 2016 and December 31, 2015, $16.4 million of goodwill was recorded within the Market Making segment.
Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to seven years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at December 31, 2016 and December 31, 2015 was approximately two and three years, respectively.

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	December 31, 2016 (1)	December 31, 2015 (1)
Market Making
Technology	$39,536	$38,151
Trading rights	7,027	8,530
Total	46,563	46,681
Global Execution Services
Technology	20,694	21,446
Customer relationships	7,944	9,389
Trade names	650	750
Total	29,288	31,585
Corporate and Other
Technology	8,084	5,801
Total	$83,935	$84,067

(1)
Excluded from the December 31, 2016 and December 31, 2015 balance is $8.2 million and $26.0 million, respectively, of intangibles related to businesses which meet the requirements to be considered held for sale. As noted above and in Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses", such amounts are included in Assets of businesses held for sale.

		December 31, 2016	December 31, 2015
Technology (1)	Gross carrying amount	$157,188	$120,256
	Accumulated amortization	(88,874)	(54,858)
	Net carrying amount	68,314	65,398
Trading rights (2)	Gross carrying amount	7,509	9,209
	Accumulated amortization	(482)	(679)
	Net carrying amount	7,027	8,530
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(5,056)	(3,611)
	Net carrying amount	7,944	9,389
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(350)	(250)
	Net carrying amount	650	750
Total	Gross carrying amount	178,697	143,465
	Accumulated amortization	(94,762)	(59,398)
	Net carrying amount	$83,935	$84,067

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two years as of both December 31, 2016 and December 31, 2015. Excluded from the December 31, 2016 and December 31, 2015 balances are $8.2 million and $8.8 million, respectively, of technology assets related to Assets of businesses held for sale. As noted in Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses", these assets are included in Assets of businesses held for sale.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 4 and 5 years as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, $6.9 million of trading rights had indefinite useful lives. Excluded from the December 31, 2015 balance is $17.2 million of trading rights related to Assets of businesses held for sale.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 6 and 7 years as of December 31, 2016 and December 31, 2015, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 7 years as of both December 31, 2016 and December 31, 2015.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the years ended December 31,
	2016	2015	2014
Amortization expense	$34,356	$35,244	$35,592
As of December 31, 2016, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the year ended December 31, 2017	$38,579
For the year ended December 31, 2018	26,402
For the year ended December 31, 2019	8,066
For the year ended December 31, 2020	1,561
For the year ended December 31, 2021	1,544
11. Debt
6.875% Senior Secured Notes
The carrying value and fair value of the Company's debt is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Secured Notes	$461,899	$466,628	$495,632	$450,000
Debt issuance costs (1)	(7,546)	—	(10,643)	—
Total	$454,353	$466,628	$484,989	$450,000

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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of December 31, 2016, the Company was in compliance with these covenants.
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
The Company incurred issuance costs of approximately $12.6 million in connection with the issuance of the 6.875% Senior Secured Notes. The issuance costs are recorded, net, within Debt on the Consolidated Statements of Financial Condition and are being amortized as interest expense over the remaining term of the 6.875% Senior Secured Notes. Including issuance costs and original issue discount, the 6.875% Senior Secured Notes had an effective yield of 7.590%. Of the above mentioned costs, $11.3 million was paid to a related party. See Footnote 12 "Related Parties" for additional information relating to financing and advising activities.
In the first quarter of 2016, the Company repurchased $35.0 million par value of 6.875% Senior Secured Notes in the open market for $31.2 million (including interest owed). The Company recorded a $3.7 million pre-tax gain within Investment income and other, net on the Consolidated Statements of Operations as a result of these repurchases. The gain on repurchase was net of accelerated original issue discount of $0.3 million and accelerated debt issuance costs of $0.7 million.
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
In the second quarter of 2015, the escrow amount of $330.2 million was released and the required amount was paid out to the 8.25% Senior Secured Notes holders to redeem the 8.25% Senior Secured Notes. Upon the release of the $330.2 million escrow account, the Company recognized charges for a make-whole premium of $16.5 million and the write off of capitalized debt issuance costs of $8.5 million which are recorded as Debt extinguishment charges in the Consolidated Statement of Operations for year ended December 31, 2015.
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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of both December 31, 2016 and December 31, 2015, there were no outstanding borrowings under the KCGA Facility Agreement.

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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of December 31, 2016, the Company and KCGA were in compliance with these covenants.
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
The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest expense	$33,119	$35,591	$31,724
Debt extinguishment charges	—	25,006	9,552
Amortization of debt issuance costs (1)	3,206	3,537	3,665
Commitment fee (2)	1,452	1,506	1,575
Accelerated amortization of debt issuance costs (3)	738	—	—
Accelerated interest expense on repurchase of debt (3)	298	—	—
Total	$38,813	$65,640	$46,516

(1)	Included within Interest expense on the Consolidated Statements of Operations.

(2)	Included within Other expense on the Consolidated Statements of Operations.

(3)
In conjunction with the repurchase of debt in the open market, the Company accelerated a prorated portion of its original issue discount and capitalized debt issuance costs. These costs have been netted against the gain on repurchase within Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016.

12. Related Parties
The Company interacts with Jefferies, who is the beneficial owner of more than 10 percent of the outstanding KCG Class A Common Stock. The Company also has trading and other activities with certain investees for which it accounts for under the equity method of accounting or accounted for under the equity method at any time during the relevant accounting period, including Bats. Each is considered a related party for the applicable periods. See Footnote 9 "Investments" for the carrying value of these investees at December 31, 2016 and December 31, 2015 and for the Company's income with respect to its equity earnings from these investees for the years ended December 31, 2016, 2015 and 2014.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the years ended December 31,
Statements of Operations	2016	2015	2014
Revenues
Commissions and fees	$31,716	$15,844	$14,528
Trading revenues, net	1,839	6,468	3,862
Interest, net	581	914	651
Total revenues from related parties	$34,136	$23,226	$19,041
Expenses
Execution and clearance fees(1)	$12,464	$(15,472)	$(10,261)
Communications and data processing	18,613	6,351	—
Payment for order flow	5	2,685	585
Collateralized financing interest	237	399	529
Professional fees	—	5,507	—
Other expense	231	2,349	1,719
Total expenses incurred with respect to related parties	$31,550	$1,819	$(7,428)

(1)
Represents net volume based fees paid or received by KCG for taking or providing liquidity to related trading venues. Volume based fees will vary period to period based on usage. The volume with the Company's related party are part of its overall trading strategies, and in 2016, net volume based fees with such party resulted in more taking of liquidity as compared to 2015, when the Company provided more liquidity to such party.

Statements of Financial Condition	December 31, 2016	December 31, 2015
Assets
Securities borrowed	$5,293	$10,573
Receivable from brokers, dealers and clearing organizations	2,106	1,987
Other assets	62,906	67,652
Liabilities
Securities loaned	$2,594	$3,844
Payable to brokers, dealers and clearing organizations	188	61
Accrued expenses and other liabilities	3,708	4,159
As noted in Footnote 9 "Investments", in 2016, the Company sold substantially all of its investment in Bats, which it accounted for under the equity method. The Company recorded a pre-tax gain of $364.4 million from the sales, which is included in Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2016 and is not included in the table above. As a result of the sales, Bats is no longer accounted for under the equity method. Beginning in 2017, Bats will no longer be considered a related party.
In March 2015, the Company completed the sale of KCG Hotspot to Bats, a related party. The Company recorded a gain on sale of $385.0 million which is included as Investment income and other, net on the Consolidated Statements of Operations for the year ended December 31, 2015. The Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close. KCG received the first annual payment of $6.6 million in March 2016. The remaining additional potential payments are recorded at their estimated fair value of $60.5 million in Other assets on the December 31, 2016 Consolidated Statement of Financial Condition and in the table above. See Footnote 3 "Discontinued Operations, Assets of Businesses Held for Sale & Sales of Businesses" for additional information.
As part of the Company’s "modified Dutch auction" tender offer ("Tender Offer") in 2015, it accepted for purchase validly tendered shares of the KCG Class A Common Stock at $14.00 per share from the following directors and stockholders, or their affiliates, who owned more than 10% of KCG Class A Common Stock (in thousands, at the time of the Tender Offer):

Name	Relationship/ Title	Number of Shares Purchased	Total Purchase Price
Stephen Schuler and related entities(1)	Stockholder/ Former Director	1,708	$23,918
Daniel Tierney and related entities(2)	Stockholder/Former Director	1,798	25,176
General Atlantic(3)	Former Stockholder	8,285	115,989
Jefferies	Stockholder	6,533	91,458

(1)
Includes (i) Stephen Schuler, (ii) Serenity Investments, LLC, a limited liability company organized under the laws of the state of Alaska (“Serenity”), of which Mr. Schuler and his wife separately hold equity interests that together represent a controlling interest and with respect to which Mr. Schuler may be deemed to share voting and dispositive power and (iii) the Schuler Family GST Trust (the "Schuler Family Trust") dated June 6, 2003, a trust that holds securities with respect to which Mr. Schuler may be deemed to share voting and dispositive power. Mr. Schuler disclaims beneficial ownership of the securities held by Serenity except to the extent of his pecuniary interest therein. In May 2016, Stephen Schuler resigned from his position as a director of the Company. Serenity and the Schuler Family Trust no longer hold shares of KCG Class A Common Stock.

(2)
Includes (i) Daniel Tierney and (ii) the Daniel V. Tierney 2011 Trust (the “Tierney Trust”), a trust of which Daniel Tierney is the settlor and beneficiary. Mr. Tierney does not have or share voting or dispositive power over the securities held by the Tierney Trust, but does have the power to revoke the Tierney Trust and acquire beneficial ownership of such securities within 60 days. Mr. Tierney disclaims beneficial ownership of the securities held by the Tierney Trust. In November, 2015, Daniel Tierney resigned from his position as a director of the Company. The Tierney Trust no longer holds shares of KCG Class A Common Stock.

(3)
General Atlantic appointed two directors to the Company’s board of directors (Rene Kern, an employee of General Atlantic and John C. (Hans) Morris, a former employee of General Atlantic). Neither director participated in the Tender Offer with respect to shares they hold directly. Following the completion of the Swap Transaction, General Atlantic no longer holds shares of KCG Class A Common Stock.

The purchases from the individuals and entities listed above were on the same terms that were available to all of the Company’s stockholders.
In the third quarter of 2015, the Company contributed microwave communication network assets to a JV, which is considered a related party. These assets were contributed at fair value and resulted in the Company recording a $4.3 million writedown of such assets. This charge is included in Writedown of assets and other real estate related charges on the Consolidated Statements of Operations for the year ended December 31, 2015.
On November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity for $24.5 million or $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date. Stephen Schuler, a former director of the Company, and his wife separately hold equity interests that together represent a controlling interest in Serenity.
On November 11, 2015, the Company purchased approximately 2.0 million KCG Warrants from Daniel Tierney for $3.6 million.
On December 29, 2015, Aperture, at the time, a related party, redeemed all the Company’s interests in Aperture through a series of transactions, for an aggregate purchase price of $28.5 million. The Company recognized a gain of $10.5 million on the sale.
For the year ended December 31, 2015, the Company paid Jefferies $16.8 million in fees related to financing and advisory activities associated with the issuance of the 6.875% Senior Secured Notes and the sale of KCG Hotspot to Bats. The $16.8 million comprised $11.3 million that was capitalized as debt issuance costs and its remaining balance is included, net, within Debt on the Consolidated Statements of Financial Condition and $5.5 million that was recorded as Professional fees in the Consolidated Statement of Operations for the year ended December 31, 2015. These Professional fees are included in the table above, however, the $11.3 million capitalized debt issuance costs are not included in the table above as such costs are being amortized over the life of the debt.
In the years ended December 31, 2016 and 2015, the Company paid $72,000 and $31,000, respectively, in fees to Jefferies for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statements of Financial Condition at both December 31, 2016 and December 31, 2015 and are not included in the above table. In 2016, the Company also paid an additional $41,000, in fees, to Jefferies for acting as broker in connection to the open market sales of the Company's shares of Bats common stock.
During the second quarter of 2016, the Company repurchased 1.9 million shares of KCG Class A Common Stock for $26.1 million, for an average price per share of $13.48, and 6.6 million Warrants for $14.2 million from entities affiliated with two former directors of KCG.

In November 2016, the Company entered into a purchase agreement with General Atlantic, a related party. Pursuant to the terms of the purchase agreement, the Company sold 8.9 million shares of common stock of Bats to General Atlantic in exchange for all of General Atlantic’s 18.7 million shares of KCG Class A Common Stock and 8.1 million Warrants. See Footnote 9 "Investments" for further details regarding the Swap Transaction. Following the completion of the Swap Transaction, General Atlantic is no longer considered a related party. Additionally, the Company paid Jefferies, a related party, $2.9 million for acting as broker and for advisory activities associated with the Swap Transaction, half of which was payable by the Company and half of which was payable on behalf of General Atlantic. The settlement of the portion paid by the Company on behalf of General Atlantic was completed by the Company retaining shares of Bats common stock with a fair value at the time of the Swap Transaction equal to the amount payable by General Atlantic to Jefferies, or approximately 46,000 shares. Jefferies was also the counterparty in the block sale, which the Company entered into in connection with the Swap Transaction. See Footnote 9 "Investments" for additional information on the Swap Transaction and the block sale.
See Footnote 17 "Tender Offer and Warrants and Stock Repurchase" for additional information on the Tender Offer and stock repurchases.
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
The Amended 2015 Plan removed a legacy provision that required, subject to limited exceptions, that awards of RSUs and restricted shares be subject to minimum three year vesting for time-based awards and minimum one year vesting for performance-based awards. Additionally, in the second quarter of 2015, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") amended the terms of existing RSUs previously granted by the Company as a component of annual incentive compensation in respect of the 2012, 2013 and 2014 performance years (the “Outstanding Annual RSUs”) to provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee’s ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period (the “Continued Vesting Amendment”). The RSUs granted by the Company as a component of 2015 annual incentive compensation provide for the continued vesting treatment described above, and the Company expects that future equity awards granted as a component of annual incentive compensation (“Annual Equity Awards”) will have similar terms. As of December 31, 2016, there were approximately 25.1 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 13.2 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
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
As a result of implementing the Continued Vesting Amendment described above, the Outstanding Annual RSUs are no longer considered to have a service condition from an expense perspective. This amendment resulted in the acceleration of the unrecognized expense associated with such awards and the Company recorded a charge of $28.8 million in Employee compensation and benefits in the Consolidated Statements of Operations for the year ended

December 31, 2015. Beginning in 2015, the Company also began to recognize in the current year the expense associated with the RSUs expected to be granted by the Company early in the following year for the current year's annual incentive compensation.
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
Compensation expense relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the years ended December 31,
	2016	2015	2014
Stock award compensation expense (1)	$19,451	$81,496	$55,402
Income tax benefit	7,391	30,968	21,053

(1)
Included in the year ended December 31, 2015 is $28.8 million of accelerated stock compensation expense related to the Outstanding Annual RSUs as a result of implementing the Continued Vesting Amendment.

The following table summarizes restricted awards activity for the year ended December 31, 2016 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2015	6,737	$11.29
Granted	3,296	10.86
Vested	(4,111)	10.99
Forfeited	(359)	11.32
Outstanding at December 31, 2016	5,563	$11.25
There was $6.0 million of unamortized compensation related to unvested RSUs at December 31, 2016 that are related to Off-Cycle Grants. The cost of these unvested RSUs, unless a modification occurs, is expected to be recognized over a weighted average life of 1.7 years.
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
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were 2.0 million stock options granted and no SARs granted during the year ended December 31, 2016. There were no stock options or SARs granted during the year ended December 31, 2015.
The weighted average assumptions used for stock options granted in 2016 were as follows:

2016
Dividend yield	—%
Expected volatility	25.0%
Risk-free interest rate	0.7%
Expected life (in years)	3.5
Compensation expense relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Stock option and SAR compensation expense	$746	$2,999	$3,807
Income tax benefit	284	1,140	1,447
The following table summarizes stock option and SAR activity and stock options exercisable for the year ended December 31, 2016 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2015 (1)	4,371	$17.36
Granted	2,059	23.35
Exercised	(43)	8.24
Forfeited or expired	(89)	49.64
Outstanding at December 31, 2016 (1)	6,298	$18.88	$6,224	2.33
Exercisable at December 31, 2016	4,906	$17.66	$6,224	1.80
Available for future grants at December 31, 2016 (2)	13,221

(1)	Includes 1.7 million SARs.

(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.

	Options and SARs Outstanding			Options and SARs Exercisable
Range of Exercise Prices	Outstanding at 12/31/16	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/16	Weighted- Average Exercise Price
$8.24 - $8.25	697	0.96	$8.24	697	$8.24
$11.65 - $11.65	1,700	1.51	11.65	1,700	11.65
$14.45 - $14.45	58	1.73	14.45	—	—
$22.50 - $22.50	1,700	1.51	22.50	1,700	22.50
$23.35 - $53.91	2,143	4.08	25.20	809	28.25
	6,298	2.33	$18.84	4,906	$17.66
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. The total intrinsic value and cash received from stock options exercised during the year ended December 31, 2016 is $0.3 million and $0.4 million, respectively. The total intrinsic value and cash received from stock options exercised during the year ended December 31, 2015 is $0.7 million and $1.2 million, respectively.

There is $0.6 million of unamortized compensation related to unvested stock options at December 31, 2016. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.50 years.
Incentive units
Prior to the Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or benefit included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at December 31, 2016 and December 31, 2015 related to incentive units were $2.3 million and $2.4 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the year ended December 31, 2016 (units in thousands):

Vested
Incentive units at December 31, 2015	30
Issued	—
Vested	(11)
Exercised	(3)
Canceled	—
Incentive units at December 31, 2016	16
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Incentive units	$262	$168	$(269)
14. Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan (the “401(k) Plan”) in which most of its employees are eligible to participate. Under the terms of the 401(k) Plan, the Company is required to make annual contributions to the 401(k) Plan equal to 100% of the contributions made by its employees, up to annual limits. The total expense recognized with respect to the 401(k) Plan is included in Employee compensation and benefits on the Consolidated Statements of Operations, as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Total expense	$8,919	$9,765	$10,093
15. Income Taxes
The Company is subject to U.S. corporate income taxes. The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The provision (benefit) for income taxes from continuing operations consists of (in thousands):

	For the years ended December 31,
	2016	2015	2014
Current:
U.S. federal	$101,443	$106,700	$709
U.S. state and local	(2,245)	19,665	4,081
Non U.S.	471	958	(828)
	$99,669	$127,323	$3,962
Deferred:
U.S. federal	$32,635	25,221	30,331
U.S. state and local	13,673	(16,803)	(10,997)
Non U.S.	(5,246)	(4,883)	(543)
	$41,062	$3,535	$18,791

Provision for income taxes	$140,731	$130,858	$22,753
The following table reconciles the U.S. federal statutory income tax to the Company's actual income tax from continuing operations (in thousands):

	For the years ended December 31,
	2016	2015	2014
U.S. federal income tax expense at statutory rate	$138,750	$132,987	$29,815
U.S. state and local income tax expense (benefit), net of U.S. federal income tax effect	7,428	18,101	(4,495)
Recognition of state deferred tax assets and net operating losses, net of U.S. federal income tax effect	—	(16,242)	—
Nondeductible expenses (1)	2,980	3,223	230
Federal research & development tax credits	(2,153)	(3,753)	(1,241)
Deduction for domestic production activities	(5,525)	—	—
Foreign taxes	471	(3,927)	(1,371)
Other, net	(1,220)	469	(185)
Income tax expense	$140,731	$130,858	$22,753
(1) Nondeductible expenses include nondeductible compensation and meals and entertainment.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.The Company’s net deferred tax assets are reported as Deferred tax asset, net on the Consolidated Statements of Financial Condition. At December 31, 2016, and December 31, 2015, the Company’s net deferred tax assets were $109.9 million and $151.2 million, respectively, and comprised the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Employee compensation and benefit plans	$32,719	$41,447
Fixed assets and other amortizable assets	52,206	79,765
Accrued expenses and other	16,140	7,875
Valuation of investments	8,108	13,590
Net operating loss carryforwards and tax credits	42,476	43,419
Less: Valuation allowance on net operating loss carryforwards and tax credits	(9,715)	(9,715)
Total deferred tax assets	$141,934	$176,381

Deferred tax liabilities:
Fixed assets and other amortizable assets	$2,191	$243
Valuation of investments	—	280
Reduction in foreign tax credit for Non-U.S. NOL carryforwards	29,882	24,633
Total deferred tax liabilities	32,073	25,156
Net deferred tax assets	$109,861	$151,225
A valuation allowance is established when management determines that it is more likely than not that the Company will be able to realize its deferred tax assets in the future. With the exception of certain NOLs and tax credits, the Company has not recorded any valuation allowance with respect to its deferred tax assets at December 31, 2016 or December 31, 2015.
At December 31, 2016 and December 31, 2015, the Company had U.S. federal NOL carryforwards of $26.7 million and $27.7 million, respectively, which are subject to annual limitations pursuant to Section 382 of the Internal Revenue Code. At December 31, 2016 and December 31, 2015, the Company recorded a deferred income tax asset related to these federal NOLs of $9.4 million and $9.7 million, respectively, and a partial valuation allowance of $6.5 million for both years which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.
At December 31, 2016, the Company recorded deferred income tax assets related to state and local NOLs of $12 thousand and a full valuation allowance of $12 thousand, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. At December 31, 2015, the Company recorded deferred income tax assets related to state and local NOLs of $8.8 million and a partial valuation allowance of $12 thousand, which represents the portion of these NOLs that are considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and these NOLs will begin to expire in 2019.
Prior to 2015, the Company had recorded a partial valuation allowance against certain of its state and local NOLs and other deferred tax assets as it was more likely than not that the benefit of such items would not be realized. During 2015, the Company undertook an internal restructuring which resulted in profits of certain subsidiaries flowing into a formerly unprofitable subsidiary for U.S. corporate income tax purposes, and as a result the Company reversed this partial valuation allowance as these loss carryforwards and other state and local deferred tax assets are now expected to be utilized.
At December 31, 2016, the Company had non-U.S. NOL carryforwards of $150.5 million. The Company recorded a foreign deferred income tax asset of $29.9 million for these NOL carryforwards as of December 31, 2016 along with an offsetting U.S. federal deferred tax liability of $29.9 million, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. At December 31, 2015, the Company had non-U.S. NOL carryforwards of $114.6 million. The Company recorded a foreign deferred income tax asset of $24.6 million for these NOL carryforwards as of December 31, 2015 along with an offsetting U.S. federal deferred tax liability of $24.6 million, for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. The Company’s non-U.S. net operating losses may be carried forward indefinitely.
At December 31, 2016, and December 31, 2015, the Company had unrecognized tax benefits of $5.1 million and $3.6 million, respectively, all of which would affect the Company's effective tax rate if recognized.

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31, 2016	December 31, 2015
Balance at beginning of period	$3,644	$2,312
Increases based on tax positions related to prior periods	1,751	1,332
Decreases based on tax positions related to prior periods	(1,217)	—
Increases based on tax positions related to current periods	917	—
Balance at the end of the period	$5,095	$3,644
As of December 31, 2016, the Company is subject to U.S. Federal income tax examinations for the tax years 2013 through 2015, and to non U.S. income tax examinations for the tax years 2008 through 2016. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2015. The final outcome of these examinations is not yet determinable, however, the Company does not anticipate that any adjustments would result in a material change to its results of operations or financial condition.
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
16. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive income (loss), net of tax by component for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance January 1, 2014	$36	$1,365	$1,401
Other comprehensive income	316	416	732
Balance, December 31, 2014	352	1,781	2,133
Other comprehensive income (loss)	106	(1,581)	(1,475)
Reclassification of investment to trading security	(308)	—	(308)
Net current-period other comprehensive loss	(202)	(1,581)	(1,783)
Balance, December 31, 2015	150	200	350
Other comprehensive income (loss)	3,136	(1,239)	1,897
Balance, December 31, 2016	$3,286	$(1,039)	$2,247
The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations for the year ended December 31, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Available-for-sale securities:
Reclassification of unrealized net gains	497	Investment income and other, net
Related income tax expense	(189)	Income tax expense
	$308	Net of tax
See Footnote 9 "Investments" for additional information on the reclassification.
17. Tender Offer and Warrants and Stock Repurchases
Tender Offer
On April 2, 2015, the Company’s Board of Directors authorized the repurchase of up to $400.0 million (including the previously unused $55.0 million of authority under the repurchase program authorized on May 1, 2014) of KCG

Class A Common Stock and Warrants. On May 4, 2015, the Company commenced Tender Offer which expired on June 2, 2015. Under the terms of the Tender Offer, stockholders had the opportunity to sell up to $330.0 million of KCG Class A Common Stock to the Company at specified prices per share of not less than $13.50 and not greater than $14.00, or at the purchase price determined by KCG in accordance with the terms of the Tender Offer.
Following the expiration of the Tender Offer on June 2, 2015 and based on the number of shares tendered and the prices specified by the tendering stockholders, the Company accepted for purchase 23.6 million shares of the KCG Class A Common Stock at a purchase price of $14.00 per share, for a cost of $330.0 million excluding fees and expenses related to the Tender Offer. The 23.6 million shares of KCG Class A Common Stock that the Company accepted for purchase in the Tender Offer were retired as of June 9, 2015. As a result, the Company reduced Class A Common Stock and Retained earnings on the Consolidated Statements of Financial Condition by $0.2 million and $329.8 million, respectively.
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
As a result of the Tender Offer in the second quarter of 2015, the exercise price of each of the Class A, Class B and Class C Warrants was adjusted in accordance with the terms of the Warrant Agreement. All other terms of the Warrants remained the same.
The adjusted exercise price for each class of Warrants and the activity for the year ended December 31, 2016 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at December 31, 2015	7,097	7,254	7,254	21,605
Exercised	(55)	(18)	—	(73)
Repurchased	(5,016)	(5,167)	(5,167)	(15,350)
Warrants - Outstanding at December 31, 2016	2,026	2,069	2,087	6,182
During the year ended December 31, 2016, the Company repurchased 15.4 million Warrants for $35.1 million, including 7.0 million Warrants repurchased from General Atlantic in exchange for shares of Bats common stock held by the Company, as a part of the Swap Transaction. As of December 31, 2016, the Company had an agreement to repurchase an additional 1.1 million Warrants from General Atlantic in January 2017 in exchange for additional shares of Bats common stock held by the Company. During the year ended December 31, 2015, the Company repurchased 2.6 million Warrants for $4.4 million.

Stock Repurchases
In 2016, the Company repurchased 5.5 million shares of KCG Class A Common Stock for $70.7 million under the Company's Board approved program. This included the repurchase of 1.9 million shares of KCG Class A Common Stock for $26.1 million, for an average price per share of $13.48, from entities affiliated with Stephen Schuler and Daniel Tierney, two former directors of the Company, during the second quarter of 2016.
During the fourth quarter of 2016, as a part of the Swap Transaction, the Company repurchased 18.7 million shares of KCG Class A Common Stock from General Atlantic, in exchange for shares of Bats common stock held by the Company.
See Footnote 9 "Investments" and Footnote 12 "Related Parties" for more information on stock and warrant repurchases from related parties and not under the Company's Board approved program.
In 2015, the Company repurchased an additional 3.5 million shares of KCG Class A Common Stock for $41.7 million outside of the Tender Offer. As part of these additional repurchases, on November 4, 2015, the Company purchased approximately 1.9 million shares of KCG Class A Common Stock from Serenity, an entity affiliated with former director Stephen Schuler, for $12.89 per share, the closing stock price of the KCG Class A Common Stock on that date.
18. Writedowns and Other Charges
Writedown of assets and other real estate related charges
For the year ended December 31, 2016, the Company recorded $0.6 million in net lease loss charges related to excess real estate capacity. The Company also recorded writedowns of assets totaling $1.5 million comprising of trading rights and fixed assets contributed to a JV. These charges were recorded within Other expenses in the Consolidated Statements of Operations for the year ended December 31, 2016.
For the year ended December 31, 2015, the Company recorded $15.9 million in writedowns primarily related to goodwill and intangible assets of businesses held for sale. See Footnote 3 "Discontinued Operations, Assets Held for Sale & Sales of Businesses” and Footnote 10 “Goodwill and Intangible Assets” for further details.
In the second quarter of 2015, the Company adopted a plan to consolidate its metro New York City area real estate, which at such time, comprised the Company’s Jersey City, NJ and New York, NY locations, through a relocation of its corporate headquarters to lower Manhattan in late 2016. As a result of this plan, the Company abandoned the majority of its Jersey City, NJ location on a staggered basis through the end of 2016 and abandoned its former New York, NY location by the end of 2016. Upon adopting the relocation plan, the Company prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations to reflect the abandonment dates.
Consistent with its plan, in the fourth quarter of 2016, the Company relocated its headquarters to 300 Vesey Street, New York, New York 10282.
Additionally, the Company completed consolidating its offices in Chicago and abandoned a portion of its Chicago premises in the third quarter of 2015.
As a result of this real estate activity, the Company recorded $23.7 million in charges in 2015 primarily related to the early termination of its Jersey City lease, modification of its New York City lease, and lease loss accruals for its Chicago and Greenwich premises.
For the year ended December 31, 2015, the Company recorded writedowns of fixed assets totaling $17.0 million which comprises accelerated amortization related to leaseholds and furniture on partially vacated properties at its Jersey City and Chicago locations and losses on the sale of certain microwave communication network assets to a JV.
For the year ended December 31, 2014, the Company recorded $8.6 million of net lease loss accruals related to excess real estate capacity.
The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	December 31, 2016	December 31, 2015
Balance as of beginning of period	$18,892	$5,897
Real estate charges incurred	390	23,186
Payments made, net	(3,750)	(8,921)
Other charges	(1,281)	(1,270)
Balance as of end of period	$14,251	$18,892
Debt extinguishment charges
In 2015, the Company wrote off $8.5 million of debt issuance costs and paid $16.5 million as a contractual make-whole premium related to the early redemption of the Company's $305.0 million 8.25% Senior Secured Notes. See Footnote 11 "Debt" for further details.
In 2014, the Company made $235.0 million principal repayments under the Credit Agreement. As a result, the Company wrote off $9.6 million in debt issuance costs.
19. Earnings Per Share
Basic earnings or loss per common share (“EPS”) has been calculated by dividing net income or loss by the weighted average shares of KCG Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options, SARs and Warrants were exercised and restricted awards were to vest.
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 8.4 million, 16.5 million and 28.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the KCG Class A Common Stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	For the years ended December 31,
	2016		2015		2014
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$255,697	84,405	$249,104	100,437	61,102	112,854
Effect of dilutive stock based awards
Restricted awards		876		1,955		3,579
Stock options and SARs		490		316		101
Warrants		389		214		—
Income and shares used in diluted calculations	$255,697	86,160	$249,104	102,922	$61,102	116,534
Income attributable to common stockholders	$255,697		$249,104		$61,102
Basic earnings per common share		$3.03		$2.48		$0.54
Diluted earnings per common share		$2.97		$2.42		$0.52
20. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the years ended December 31, 2016, 2015 or 2014.

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
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, ATS manner of operations, market fragmentation and complexity, colocation, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, which the Company is in the process of responding.
The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, the Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority ("FCA"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") recently completed an investigation of GETCO’s trading activities on Euronext for the period 2010 to 2012. In a decision, dated July 8, 2016, the AMF's enforcement committee imposed a €400,000 monetary penalty on GETCO which the Company decided not to appeal. The Company fully reserved for the monetary penalty in the second quarter of 2016 and anticipates paying the fine in the first quarter of 2017.

Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At December 31, 2016, the obligations have a weighted-average interest rate of 3.93% per annum and are on varying 3-year terms. The carrying amounts of the capital lease obligations approximate fair value and is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The future minimum payments including interest under the capitalized leases at December 31, 2016 consist of (in thousands):

Minimum Payments
2017	$2,908
2018	2,861
2019	2,861
Total	$8,630
The total interest expense related to capital leases for the years ended December 31, 2016, 2015 and 2014 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest expense - Capital leases	$66	$189	$370
Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $25.2 million, $17.8 million and $19.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company also subleases certain of its excess capacity to third parties and collects sublease income on such premises. Such income is part of lease loss accruals included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.
The Company leases certain computer and other equipment under noncancelable operating leases. As of December 31, 2016, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and sublease income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Year ending December 31, 2017	$28,502	$5,213	$23,289
Year ending December 31, 2018	26,799	4,917	21,882
Year ending December 31, 2019	24,380	4,337	20,043
Year ending December 31, 2020	22,918	2,974	19,944
Year ending December 31, 2021	22,412	2,957	19,455
Thereafter through December 31, 2031	152,911	7,391	145,520
Total	$277,922	$27,789	$250,133
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At December 31, 2016, the Company had provided letters of credit for $11.1 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There were no compensation guarantees at December 31, 2016 that extended beyond December 31, 2017.
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
Urban, the reverse mortgage origination and securitization business that was sold by KCG in November 2013, has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $8.5 million. The Company has not recorded any liabilities related to these potential losses as of December 31, 2016.
22. Net capital requirements
KCGA, the Company's U.S. registered broker dealer is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. As of December 31, 2016, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital levels and requirements for KCGA at December 31, 2016 as filed in its regulatory filings (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$342,919	$1,000	$341,919
The Company's U.K. registered broker dealer is subject to certain financial resource requirements of FCA. The following table sets forth the financial resource requirement for KCG Europe Limited, the Company's U.K. registered broker dealer, at December 31, 2016 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$140,797	$111,101	$29,696
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
24. Business Segments
As of December 31, 2016, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the AIM.
Results for the Company's former retail U.S. options market making business and DMM business are included in Market Making segment up to the date of its sale in 2016.
The Global Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers. The Company earns commissions as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities.
In September 2016, the Company completed the acquisition of Neonet. Neonet is an independent agency broker and execution specialist based in Stockholm, Sweden. The results of Neonet, beginning on the date of acquisition, are included in this segment.
Results for the Company's former FCM business and KCG Hotspot are included in the Global Execution Services segment up to the date of their respective sales.

The Corporate and Other segment contains the Company's investments, principally in strategic trading-related opportunities; manages the deployment of capital across the organization; houses executive management functions; and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
The Company’s revenues, income (loss) before income taxes from continuing operations (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2016:
Revenues	$775,173	$283,756	$395,483	$1,454,412
Pre-tax earnings	93,732	12,008	290,688	396,428
Total assets	5,400,530	703,426	157,331	6,261,287
For the year ended December 31, 2015:
Revenues	$884,858	$667,723	$46,529	$1,599,110
Pre-tax earnings	124,028	368,957	(113,023)	379,962
Total assets	4,855,482	727,029	458,024	6,040,535
For the year ended December 31, 2014:
Revenues	$901,152	$345,710	$69,369	$1,316,232
Pre-tax earnings	146,713	11,056	(72,582)	85,187
Total assets	4,401,021	786,734	1,633,620	6,821,375
Included in Revenues and Pre-tax earnings within Corporate and Other for the year ended December 31, 2016 is a $364.4 million gain from the sales of substantially all of the Company's investment in Bats. Included in Revenues and Pre-tax earnings within Global Execution Services for the year ended December 31, 2015 is a gain related to the sale of KCG Hotspot of $385.0 million and $373.8 million, respectively.
Included in total assets within Corporate and Other at December 31, 2016 is $8.2 million related to Assets of businesses held for sale. See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for further information.
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
Included in total assets at December 31, 2015 is $26.0 million related to Assets of businesses held for sale. As noted in Footnote 3 "Discontinued Operations, Assets Held for Sale & Sales of businesses", such assets are included as Assets held for sale at December 31, 2016 and 2015.
The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2016:
Revenues	$1,351,242	$103,170	$1,454,412
For the year ended December 31, 2015:
Revenues	$1,449,370	$149,740	$1,599,110
For the year ended December 31, 2014:
Revenues	$1,127,088	$189,144	$1,316,232
25. Condensed Financial Statements of KCG Holdings, Inc. (parent only)
Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition
KCG Holdings, Inc. (parent only)

	December 31,
	2016	2015
	(in thousands)
Assets
Cash and cash equivalents	$369,882	$333,982
Receivable from subsidiaries	—	212,336
Investments in subsidiaries	1,509,526	1,039,250
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	88,822	2,755
Goodwill and intangible assets, less accumulated amortization	—	218
Deferred tax asset, net	87,847	76,747
Subordinated loans to subsidiaries	300,000	280,000
Other assets	13,181	41,178
Total assets	$2,369,258	$1,986,466
Liabilities and equity
Liabilities
Accrued compensation expense	$13,812	$21,775
Payable to subsidiaries	405,414	—
Accrued expenses and other liabilities	64,279	35,604
Income taxes payable	74,117	—
Debt	454,353	484,989
Total liabilities	1,011,975	542,368
Total equity	1,357,283	1,444,098
Total liabilities and equity	$2,369,258	$1,986,466

Statements of Operations and Comprehensive Income
KCG Holdings, Inc. (parent only)

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Investment income and other, net	$9,469	$7,341	$3,415
Total revenues	9,469	7,341	3,415
Expenses
Employee compensation and benefits	32,660	48,863	50,256
Debt interest expense	19,823	39,419	15,604
Depreciation and amortization	633	—	—
Professional fees	10,188	15,728	9,211
Business development	964	2,759	3,625
Occupancy and equipment rentals	12,904	2,059	—
Communications and data processing	2,008	—	—
Other	17,898	27,795	21,795
Total expenses	97,078	136,623	100,491
Loss before income taxes and equity in earnings of subsidiaries	(87,609)	(129,282)	(97,076)
Income tax expense (benefit)	69,654	(75,784)	(35,972)
Loss before equity in earnings of subsidiaries	(157,263)	(53,498)	(61,104)
Equity in earnings of subsidiaries	412,960	302,602	122,206
Net income	255,697	249,104	61,102
Other comprehensive income (loss)	1,897	(1,783)	732
Comprehensive income	$257,594	$247,321	$61,834

Statements of Cash Flows
KCG Holdings, Inc. (parent only)

	For the years ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$255,697	$249,104	$61,102
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries, net of tax	(412,960)	(302,602)	(122,206)
Deferred taxes	17,322	—	—
Stock-based compensation	3,729	14,942	16,997
Debt discount accretion and other debt related expenses	3,327	12,103	12,548
Realized gain on repurchase of debt	(3,676)	—	—
Other	464	—	—
Dividends received from subsidiaries	95,000	85,323	224,524
Decrease (increase) in operating assets
Subordinated loan receivable	(20,000)	—	(30,000)
Deferred tax asset	(11,100)	60,262	6,019
Other assets	15,392	(17,255)	(25,897)
(Decrease) increase in operating liabilities
Income taxes payable	87,475	—	—
Accrued compensation expense	(1,930)	5,050	13,208
Accrued expenses and other liabilities	14,020	20,063	3,178
Net cash provided by operating activities	42,760	126,990	159,473
Cash flows from investing activities
Purchases of investments	(583)	—	—
Purchase of fixed assets and leasehold improvements	(75,579)	(2,972)	—
Capital contributions to subsidiaries	(11,466)	—	—
Net cash used in investing activities	(87,628)	(2,972)	—
Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	(30,288)	—	—
Borrowings under capital lease obligations	7,497	—	—
Partial payment of Credit Agreement	—	—	(235,000)
Proceeds from issuance of 6.875% Senior Secured Notes, net	—	494,810	—
Repayment of 8.25% Senior Secured Notes	—	(305,000)	—
Payment of debt issuance costs	—	(12,645)	—
Cost of common stock repurchased - Tender Offer	—	(330,000)	—
Cost of common stock repurchased	(91,240)	(63,194)	(111,585)
Cash funding transactions with subsidiaries	208,943	123,308	236,795
Stock options exercised	353	1,247	—
Warrants exercised	—	532	—
Cost of warrants repurchased	(15,909)	(4,441)	—
Income tax provision on stock awards exercised	1,412	2,647	—
Net cash provided by (used in) financing activities	80,768	(92,736)	(109,790)
Increase in cash and cash equivalents	35,900	31,282	49,683
Cash and cash equivalents at beginning of period	333,982	302,700	253,017
Cash and cash equivalents at end of period	$369,882	$333,982	$302,700
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,554	$33,878	$28,426
Cash paid for income taxes	$16,200	$124,461	$15,456
Non-cash investing activities - Purchases of fixed assets and leasehold improvements that were paid for subsequent to year end	$10,272	$—	$—
Non-cash investing activities - Compensation capitalized for internal use software that was paid subsequent to year end	$632	$—	$—
Non-cash net funding financing activities with subsidiaries	$318,731	$54,510	$131,840

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, KCG's disclosure controls and procedures are effective.
(b) Internal Control Over Financial Reporting. Management's annual report on internal control over financial reporting is contained in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in KCG's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the fourth quarter of our year ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not Applicable.

PART III—ITEMS 10, 11, 12, 13 and 14
The Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14)

PART IV

Item 15.	Exhibits and Financial Statements Schedule
(a)    The following documents are filed as part of this report:
Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”
(b)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

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

4.3	Form of Class A Warrant Certificate (included in Exhibit 4.3)

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.3)

4.5	Form of Class C Warrant Certificate (included in Exhibit 4.3)

4.6
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

10.2
Amended and Restated Employment Agreement between the Company and Daniel Coleman - Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K12G3 Current Report filed on April 22, 2016.

10.3	Form of Employment Agreement - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 9, 2013.

10.4	Term Schedule to Employment Agreement between the Company and John McCarthy - Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.5	Term Schedule to Employment Agreement between the Company and Nick Ogurtsov - Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K Current Report filed August 9, 2013.

10.6
Revised Term Schedule to Employment Agreement between the Company and Jonathan Ross - Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report filed November 12, 2013.

10.7	Term Schedule to Employment Agreement between the Company and Ryan Primmer - Incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.8	Term Schedule to Employment Agreement between the Company and Gregory Tusar - Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report filed March 3, 2014.

10.9	Term Schedule to Employment Agreement between the Company and Steffan Parratt - Incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K Annual Report filed March 2, 2015.

10.10
Employment Agreement, dated March 19, 2014, between KCG Europe Limited and Philip Allison - Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K Current Report filed January 6, 2015.

10.11*	Term Schedule to Employment Agreement with Michael Blum

10.12	KCG Holdings, Inc. Amended and Restated Equity Incentive Plan - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report filed on August 10, 2015.

10.13	KCG Holdings, Inc. Amended and Restated Executive Incentive Plan - Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

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

10.20
Security Agreement, dated March 13, 2015 among KCG Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee and collateral agent - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2015.

10.21
Master Agreement to Lease Equipment, dated as of October 30, 2009, between Global Colocation Services LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K12G3 Current Report filed on July 1, 2013.

10.22
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

10.24
Amendment No. 1 to Master Agreement to Lease Equipment, dated as of March 10, 2014, between KCG Americas LLC and Cisco Systems Capital Corporation - Incorporated herein by reference to Exhibit 10.3 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.25
Guaranty of KCG Holdings, Inc. under the Master Agreement to Lease Equipment, dated as of March 13, 2014 - Incorporated herein by reference to Exhibit 10.4 of the Registrant’s 10-Q Quarterly Report filed on May 12, 2014.

10.26
Lease Agreement between KCG Holdings, Inc. and BOP One North End LLC, dated July 31, 2015. - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s 10-Q Quarterly Report filed on November 6, 2015.

10.27
Purchase Agreement, dated as of November 17, 2016, by and between KCG Holdings, Inc. and GA-GTCO Interholdco, LLC. - Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 18, 2016.

21.1*	Subsidiaries of the Registrant as of December 31, 2016.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2017.

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

Name	Title	Date

/s/ DANIEL COLEMAN	Chief Executive Officer	February 24, 2017
Daniel Coleman	(Principal Executive Officer)

/s/ STEFFEN PARRATT	Chief Financial Officer	February 24, 2017
Steffen Parratt	(Principal Financial Officer)

/s/ SEAN P. GALVIN	Chief Accounting Officer	February 24, 2017
Sean P. Galvin	(Principal Accounting Officer)

/s/ CHARLES E. HALDEMAN JR.	Non-Executive Chairman of the Board	February 24, 2017
Charles E. Haldeman, Jr.

/s/ DEBRA J. CHRAPATY	Director	February 24, 2017
Debra J. Chrapaty

/s/ PETER FISHER	Director	February 24, 2017
Peter Fisher

/s/ RENE KERN	Director	February 24, 2017
Rene Kern

/s/ JAMES T. MILDE	Director	February 24, 2017
James T. Milde

/s/ JOHN C. MORRIS	Director	February 24, 2017
John C. Morris

/s/ ALASTAIR RAMPELL	Director	February 24, 2017
Alastair Rampell

/s/ DANIEL F. SCHMITT	Director	February 24, 2017
Daniel F. Schmitt

/s/ LAURIE M. SHAHON	Director	February 24, 2017
Laurie M. Shahon

/s/ COLIN SMITH	Director	February 24, 2017
Colin Smith

/s/ HEATHER TOOKES ALEXOPOULOS	Director	February 24, 2017
Heather Tookes Alexopoulos

/s/ ADRIAN WELLER	Director	February 24, 2017
Adrian Weller