Form 10-Q
period 2017-03-31
KCG Holdings, Inc.
filed 2017-05-08
CIK 1569391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest predictable date:
At May 4, 2017, the number of shares outstanding of the Registrant’s Class A Common Stock was 67,630,780 (including restricted stock units) and there were no shares outstanding of the Registrant’s Class B Common Stock or Preferred Stock.

KCG HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2017

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues
Trading revenues, net	$154,307	$223,938
Commissions and fees	93,589	106,101
Interest, net	821	117
Investment income and other, net	6,656	15,268
Total revenues	255,373	345,424
Expenses
Employee compensation and benefits	66,003	97,586
Execution and clearance fees	72,795	73,634
Communications and data processing	39,020	35,657
Depreciation and amortization	19,038	21,905
Payments for order flow	17,121	12,655
Collateralized financing interest	11,761	9,163
Debt interest expense	9,330	9,492
Occupancy and equipment rentals	6,760	8,990
Professional fees	4,544	6,057
Business development	1,208	1,119
Other	8,197	9,201
Total expenses	255,777	285,459
(Loss) income before income taxes	(404)	59,965
Income tax (benefit) expense	(3,616)	22,800
Net income	$3,212	$37,165
Basic earnings per share	$0.05	$0.42
Diluted earnings per share	$0.05	$0.41
Shares used in computation of basic earnings per share	66,306	88,458
Shares used in computation of diluted earnings per share	67,642	89,605

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2017	2016
	(In thousands)
Net income	$3,212	$37,165
Other comprehensive income (loss):
Unrealized gain on available for sale securities, net of tax	170	68
Reclassification of realized gain from Other comprehensive income, net of tax	(2,956)	—
Cumulative translation adjustment, net of tax	437	(133)
Comprehensive income	$863	$37,100

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets	(In thousands)
Cash and cash equivalents	$669,869	$632,234
Cash and cash equivalents segregated under federal and other regulations	3,600	3,000
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $368,736 at March 31, 2017 and $314,720 at December 31, 2016:
Equities	2,179,211	2,343,033
Debt securities	128,932	177,698
Listed options	12,299	19,100
Other financial instruments	—	30
Total financial instruments owned, at fair value	2,320,442	2,539,861
Collateralized agreements:
Securities borrowed	1,594,442	1,688,222
Receivable from brokers, dealers and clearing organizations	801,678	832,785
Fixed assets and leasehold improvements, less accumulated depreciation and amortization	159,595	151,645
Investments	24,716	30,979
Goodwill and Intangible assets, less accumulated amortization	106,851	100,338
Deferred tax asset, net	109,877	109,861
Assets of business held for sale	—	8,194
Other assets	192,359	164,168
Total assets	$5,983,429	$6,261,287
Liabilities and equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,694,374	$1,821,957
Debt securities	177,168	211,222
Listed options	35,835	12,961
Other financial instruments	598	—
Total financial instruments sold, not yet purchased, at fair value	1,907,975	2,046,140
Collateralized financings:
Securities loaned	459,533	372,631
Financial instruments sold under agreements to repurchase	952,584	1,027,775
Other collateralized financings	50,000	100,000
Total collateralized financings	1,462,117	1,500,406
Payable to brokers, dealers and clearing organizations	495,253	518,900
Payable to customers	52,315	23,580
Accrued compensation expense	36,695	132,406
Accrued expenses and other liabilities	163,343	156,828
Income taxes payable	63,236	71,391
Debt	455,183	454,353
Total liabilities	4,636,117	4,904,004
Equity
Class A Common Stock
Shares authorized: 1,000,000 at March 31, 2017 and December 31, 2016; Shares issued: 91,810 at March 31, 2017 and 90,309 at December 31, 2016; Shares outstanding: 66,665 at March 31, 2017 and 67,192 at December 31, 2016	918	903
Additional paid-in capital	1,457,412	1,439,412
Retained earnings	195,276	192,064
Treasury stock, at cost; 25,145 shares at March 31, 2017 and 23,116 shares at December 31, 2016	(306,192)	(277,343)
Accumulated other comprehensive (loss) income	(102)	2,247
Total equity	1,347,312	1,357,283
Total liabilities and equity	$5,983,429	$6,261,287

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2017
(Unaudited)

	Class A Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive (loss) income	Total Equity
Balance, December 31, 2016	90,309	$903	$1,439,412	$192,064	(23,116)	$(277,343)	$2,247	$1,357,283
KCG Class A Common Stock repurchased	—	$—	$—	$—	(2,029)	$(28,849)	$—	$(28,849)
Stock-based compensation and Options & Warrants exercised	1,501	15	18,000	—	—	—	—	18,015
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	170	170
Reclassification of realized gain from Other comprehensive income, net of tax	—	—	—	—	—	—	(2,956)	(2,956)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	437	437
Net income	—	—	—	3,212	—	—	—	3,212
Balance, March 31, 2017	91,810	$918	$1,457,412	$195,276	(25,145)	$(306,192)	$(102)	$1,347,312

The accompanying notes are an integral part of these consolidated financial statements.

KCG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities	(In thousands)
Net income	$3,212	$37,165
Adjustments to reconcile Net income to net cash provided by operating activities
Depreciation and amortization	19,038	21,905
Stock and unit-based compensation	2,997	17,110
Realized gain on sale of assets and investments	(4,834)	(2,798)
Realized gain on repurchase of debt	—	(3,676)
Unrealized gain on investments	(117)	(4,847)
Other	618	2,750
(Increase) decrease in operating assets
Cash and cash equivalents segregated under federal and other regulations	(600)	—
Financial instruments owned, at fair value	219,419	(92,151)
Securities borrowed	93,780	(45,605)
Receivable from brokers, dealers and clearing organizations	31,107	25,130
Other assets	(34,821)	13,150
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(138,165)	(57,943)
Securities loaned	86,901	63,981
Financial instruments sold under agreements to repurchase	(75,191)	(45,599)
Other collateralized financing	(50,000)	—
Payable to brokers, dealers and clearing organizations	(23,648)	300,855
Payable to customers	28,735	(5,747)
Accrued compensation expense	(77,207)	(81,994)
Accrued expenses and other liabilities	276	(9,357)
Income taxes payable	(8,155)	—
Net cash provided by operating activities	73,345	132,329
Cash flows from investing activities
Cash received from sale of KCG Hotspot	6,492	6,552
Cash received from sale of assets	—	4,970
Cash received from sale of investments and redemptions from investments	7,404	6,534
Purchases of fixed assets and leasehold improvements	(21,776)	(12,677)
Capitalization of software development costs	(17,725)	(9,013)
Purchases of investments	(869)	(770)
Net cash used in investing activities	(26,474)	(4,404)
Cash flows from financing activities
Repurchase of 6.875% Senior Secured Notes	—	(30,288)
Borrowings under capital lease obligations	12,257	—
Principal payments on capital lease obligations	(568)	(507)
Cost of common stock repurchased	(28,849)	(30,667)
Stock options exercised	2,775	—
Warrants exercised	4,144	—
Cost of warrants repurchased	—	(967)
Net cash used in financing activities	(10,241)	(62,429)
Effect of exchange rate changes on cash and cash equivalents	1,005	261
Increase in cash and cash equivalents	37,635	65,757
Cash and cash equivalents at beginning of period	632,234	581,313
Cash and cash equivalents at end of period	$669,869	$647,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,891	$27,884
Cash paid for income taxes	$1,535	$9,955
Non-cash investing activities - Dividend received from joint venture	$186	$—
Non-cash investing activities - Compensation capitalized for internal use software that will be paid in a subsequent period	$1,762	$—
Non-cash financing activities - Warrants repurchased via GA Swap	$2,929	$—

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
KCG was formed as a result of a strategic business combination (the “2013 Mergers”) of Knight Capital Group, Inc.(“Knight”) and GETCO Holding Company, LLC (“GETCO”) in July 2013.
Pending Merger with Virtu
On April 20, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Virtu Financial, Inc., a Delaware corporation (“Virtu”) and Orchestra Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of Virtu (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Virtu.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock of the Company, par value $0.01 per share ("KCG Class A Common Stock"), issued and outstanding immediately prior to the Effective Time (other than (i) Shares owned by Virtu, Merger Sub, any affiliate of Virtu or Merger Sub, or the Company, in each case immediately prior to the Effective Time, and (ii) Shares held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be canceled and converted into the right to receive $20.00 in cash without interest (the “Merger Consideration”), subject to applicable tax withholding. In accordance with the Merger Agreement, all unvested stock-based compensation awards that are outstanding as of immediately prior to the Effective Time shall accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time.
The respective obligations of the Company, Virtu and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the receipt of certain required governmental approvals, the absence of any legal prohibitions, the accuracy of the representations and warranties (subject to customary materiality qualifiers) and compliance by the other party with its obligations under the Merger Agreement (subject to customary materiality qualifiers). The consummation of the Merger is not subject to a financing condition.
Concurrently with the execution of the Merger Agreement, Virtu entered into a voting agreement with Jefferies LLC (“Jefferies”), a stockholder of the Company, which requires Jefferies to, among other things, vote all of its shares of KCG Class A Common Stock in favor of adoption of the Merger Agreement.
The Company expects the Merger to close in the third quarter of 2017.
As of March 31, 2017, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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
Global Execution Services

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
See Footnote 3 "Assets of Businesses Held for Sale & Sales of Businesses" for further information.
2. Significant Accounting Policies
Basis of consolidation and form of presentation
The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by such clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Interest Income	$3,978	$3,107
Interest Expense	(3,157)	(2,990)
Interest, net	$821	$117
Dividend income relating to financial instruments owned and dividend expense relating to financial instruments sold, not yet purchased, are derived primarily from the Company’s market making activities and are included as a component of Trading revenues, net on the Consolidated Statements of Operations. Trading revenues, net includes dividend income and expense as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Dividend Income	$10,360	$11,921
Dividend Expense	$(9,329)	$(9,148)
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Goodwill and intangible assets
The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies that the carrying amounts may not be recoverable. Specific events and changes that could adversely affect the Company’s assessment of its Goodwill, which is all related to its Market Making reporting unit, include the following factors that are significant inputs into its fair value calculations of its reporting units and drive the Company's revenue and expense assumptions:

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
Repurchases of warrants
As discussed in Footnote 15 "Warrants and Stock Repurchases", in connection with the 2013 Mergers, the Company issued Class A, Class B and Class C warrants to acquire shares of KCG Class A Common Stock ("Warrants"). The Company may repurchase Warrants through privately negotiated transactions. The Company records the total cost of its purchases of Warrants as a reduction in Additional paid-in capital.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Assets and liabilities of these non-U.S. dollar functional currency subsidiaries are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive (loss) income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax on the Consolidated Statements of Comprehensive Income.
Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2017 and 2016, the Company recorded gains of $0.2 million and $0.4 million, respectively, on foreign currency transactions.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive (loss) income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax, on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
In October 2016, the Company invested in another JV with nine other parties. Each party owns 10% of the voting shares and 10% of the equity of this JV, which is building microwave communication networks in the U.S. and Asia, and which is considered to be a VIE. The Company and all of its JV partners each pay monthly fees for the funding of the construction of the microwave communication networks. When completed, this JV may sell excess bandwidth that is not utilized by its joint venture members to third parties.
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
The following table presents the Company’s nonconsolidated VIEs at March 31, 2017 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIEs' assets
Equity investment	$15,543	$314	$15,543	$41,569
The following table presents the Company’s nonconsolidated VIE at December 31, 2016 (in thousands):

	Carrying Amount		Maximum Exposure to loss
	Asset	Liability		VIE's assets
Equity investment	$14,822	$500	$14,822	$36,715
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
Recently adopted accounting guidance
In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and classification on the statement of cash flows. The Company adopted this ASU prospectively as of January 1, 2017. Following the adoption of this ASU:

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•
the Company records all excess tax benefits and tax deficiencies as an income tax benefit or expense in the Consolidated Statements of Operations in the period in which they are realized. Previously such excess tax benefits and deficiencies were recorded within Additional paid-in capital on the Consolidated Statements of Financial Condition, although in certain circumstances tax deficiencies could have been recognized as income tax expense.

•
excess tax benefits and tax deficiencies are classified in operating activities, specifically within changes in Accrued expenses and other liabilities, in the Consolidated Statements of Cash Flows. Prior to the adoption of this ASU, the Company reported excess tax benefits and tax deficiencies as a financing activity on its Consolidated Statements of Cash Flows.

•
the Company no longer includes any assumed proceeds of any windfall tax benefits when applying the treasury stock method for computing diluted EPS. This may result in higher diluted shares outstanding for EPS calculations.

•	the Company elected to continue to estimate its forfeiture rate on grant date. Therefore, a cumulative effect adjustment was not necessary upon adoption of this ASU.
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
In November 2016, the FASB issued an ASU which requires that cash segregated for regulatory and other purposes, generally described as restricted cash or restricted cash equivalents, be included in cash and cash equivalents disclosed in the statements of cash flows. The guidance is effective for all reporting periods beginning after December 15, 2017. Early adoption is permitted and must be applied retrospectively to all periods presented within the statement of cash flows. The Company does not expect the adoption of this ASU to have an impact on its Consolidated Financial Statements.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In January 2017, the FASB issued an ASU which simplifies the accounting for goodwill impairments. This ASU eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value. The impairment charge would be limited to the carrying value of goodwill. This ASU is effective for annual and interim impairment tests for periods beginning after December 15, 2021. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its Consolidated Financial Statements.
In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its Consolidated Financial Statements.
3. Assets of Business Held for Sale & Sales of Businesses
In March 2015, the Company sold its spot institutional foreign exchange ECN, KCG Hotspot, to Bats Global Markets, Inc. ("Bats"). As part of the sale, the Company and Bats have agreed to share certain tax benefits, which could result in future payments to the Company of up to approximately $70.0 million in the three-year period following the close, consisting of a $50.0 million payment in 2018 and annual payments of up to $6.6 million per year (the "Annual Payments"), from 2016 up to and including 2018. On March 1, 2017, Bats merged with CBOE Holdings, Inc. (“CBOE”) (the “Bats Merger”). The remaining Annual Payments are contingent on CBOE generating sufficient taxable net income to receive the tax benefits.
The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates. KCG received the first and second Annual Payments of $6.6 million and $6.5 million in March 2016 and 2017, respectively. The remaining additional potential payments of $56.8 million are recorded at a fair value of $54.1 million in Other assets on the Consolidated Statement of Financial Condition as of March 31, 2017.
In accordance with the Company's strategic review of its businesses and evaluation of their potential value in the marketplace relative to their current and expected returns, KCG determined in 2015 that certain of its businesses including its DMM and retail options market making businesses, were no longer considered core to its strategy.
Assets of businesses held for sale are recorded at the lower of their book value or their estimated fair value and are reported as Assets of business held for sale on the Consolidated Statements of Financial Condition. Included in the $8.2 million of Assets of business held for sale at December 31, 2016 were assets related to a technology platform. At March 31, 2017, the Company determined that this business was no longer held for sale and as a result, reclassified the assets back to intangible assets on the Consolidated Statements of Financial Condition. The Company does not have any businesses that are considered to be held for sale at March 31, 2017. See Footnote 9 "Goodwill and Intangible Assets" for further details.
Assets related to the Company's retail options market making business, which were sold to a third party in March 2016 resulted in a gain of $2.9 million, which is included in Investment income and other, net on the Consolidated Statement of Operations for the three months ended March 31, 2016. The DMM business was sold to Citadel in May 2016. As charges were recorded in the fourth quarter of 2015 to reflect the estimated fair value of this held for sale business, no gain or loss on sale was recorded in 2016.
The assets of businesses held for sale as December 31, 2016 are summarized as follows (in thousands):

December 31, 2016
Assets:
Intangible assets, net of accumulated amortization	$8,194
Total assets of businesses held for sale	$8,194

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4. Fair Value
The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,179,211	$—	$—	$2,179,211
Corporate debt	91,314	—	—	91,314
U.S. government and Non-U.S. government obligations	37,618	—	—	37,618
Listed options	12,299	—	—	12,299
Total Financial instruments owned, at fair value	2,320,442	—	—	2,320,442
Investments(1)	2,379	2,234	—	4,613
Other (2)	—	54,142	2,838	56,980
Total assets held at fair value	$2,322,821	$56,376	$2,838	$2,382,035
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,694,374	$—	$—	$1,694,374
Corporate debt	85,926	—	—	85,926
U.S. government and Non-U.S. government obligations	91,242	—	—	91,242
Listed options	35,835	—	—	35,835
Foreign currency forward contracts	—	598	—	598
Total liabilities held at fair value	$1,907,377	$598	$—	$1,907,975

(1)
Investments comprise $2.4 million of Level 1 investments in CME Group and $2.2 million of Level 2 investments primarily related to deferred compensation investments, all of which are included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(2)
Other primarily consists of a $54.1 million receivable from Bats related to the sale of KCG Hotspot and a $2.8 million receivable from the sale of an investment, both of which are included within Other Assets on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities	$2,343,033	$—	$—	$2,343,033
Corporate debt	127,237	—	—	127,237
U.S. government and Non-U.S. government obligations	50,461	—	—	50,461
Listed options	19,100	—	—	19,100
Foreign currency forward contracts	—	30	—	30
Total Financial instruments owned, at fair value	2,539,831	30	—	2,539,861
Investments (1)	9,198	2,286	—	11,484
Other (2)	—	60,538	2,846	63,384
Total assets held at fair value	$2,549,029	$62,854	$2,846	$2,614,729
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,821,957	$—	$—	$1,821,957
Listed options	12,961	—	—	12,961
U.S. government obligations	87,661	—	—	87,661
Corporate debt	123,561	—	—	123,561
Total liabilities held at fair value	$2,046,140	$—	$—	$2,046,140

(1)
Investments comprise $9.2 million of Level 1 investments in CME Group and Bats and also includes $2.3 million of Level 2 investments primarily related to deferred compensation investments, all of which are included within Investments on the Consolidated Statements of Financial Condition. See Footnote 8 "Investments" for additional information.

(2)
Other primarily consists of a $60.5 million receivable from Bats related to the sale of KCG Hotspot and a $2.8 million receivable from the sale of an investment, both of which are included in Other assets on the Consolidated Statements of Financial Condition.

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
As of March 31, 2017 and December 31, 2016, a receivable related to the sale of an investment was classified within Level 3 of the fair value hierarchy.
There were no transfers of assets or liabilities held at fair value between levels of the fair value hierarchy for any periods presented.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level 3 of the fair value hierarchy at March 31, 2017 and December 31, 2016 (in thousands):

	Level 3 Financial Assets as of March 31, 2017
	Balance at January 1, 2017	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at March 31, 2017
Receivable from sold investment	$2,846	$—	$(8)	$—	$—	$—	$—	$—	$2,838

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Level 3 Financial Assets as of December 31, 2016
	Balance at January 1, 2016	Realized gains(losses) during period	Unrealized gains (losses) during the period	Purchases	Sales	Settlements	Issuances	Transfers in or (out) of Level 3	Balance at December 31, 2016
Receivable from sold investment	$5,789	$—	$980	$—	$—	$(3,923)	$—	$—	$2,846
Unrealized gains or losses are included within Investment income and other, net on the Consolidated Statements of Operations.
The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 and Level 3 assets and liabilities.
Foreign currency forward contracts
At March 31, 2017 and December 31, 2016, the Company had a foreign currency forward contract with a notional value of 735.0 million Indian Rupees ($11.3 million). This forward contract is used to hedge the Company’s investment in its Indian subsidiary.
The fair value of these forward contracts were determined based upon spot foreign exchange rates and dealer quotations.
Investments
Investments primarily include deferred compensation investments which comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
Other
Other primarily consists of the fair value of the Company's receivable from Bats/CBOE from the sale of KCG Hotspot as more fully described in Footnote 3 "Assets of Business Held for Sale & Sales of Businesses".
The Company has elected the fair value option related to its receivable from Bats/CBOE. It considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates.
The Company has elected the fair value option related to a receivable originating from the sale of an investment which is classified within Level 3 of the fair value hierarchy. As of March 31, 2017, the range of undiscounted amounts the Company may receive for this receivable is between $0 and $4.6 million. The valuation of this financial instrument was based upon the use of a model developed by Company management. Inputs into this model were based upon risk profiles of similar financial instruments in the market and reflects management’s judgment relating to the appropriate discount on the receivable as well as a financial assessment of the debtor. To the extent that valuations based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Movements in these unobservable inputs would not materially impact the Company's results of operations.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
The following tables summarize the fair value and number of derivative instruments held at March 31, 2017 and December 31, 2016. These instruments include those classified as Financial instruments owned, at fair value, Financial instruments sold, not yet purchased, at fair value, as well as futures contracts and bi-lateral over the counter swaps which are reported within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition. The fair value of assets/liabilities are shown gross of counterparty netting and cash collateral received and pledged. The following tables also provide information regarding 1) the extent to which, under enforceable master netting agreements, such balances are presented net on the Consolidated Statements of Financial Condition as appropriate under GAAP, and 2) the extent to which other rights of setoff associated with these agreements exist and could have an effect on the Company's financial position (in thousands, except contract amounts):

		March 31, 2017
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$163	364	$240	438
Forward contracts (1)	Financial instruments owned, at fair value	—	—	598	1
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,594	7,047	2,978	7,326
Swap contracts	Receivable from brokers, dealers and clearing organizations	—	—	195	2
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	12,299	75,294	35,835	76,347
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	2,545	4,234	5,678	4,038
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	45,889	23,531	45,697	25,762
Gross derivative assets/liabilities, before netting		$62,490		$91,221
Less: Legally enforceable master netting agreements
Exchange traded (3)		(49,841)		(54,593)
Bi-lateral over-the-counter (4)		—		(195)
Net amounts per Consolidated Statement of Financial Condition (5)		$12,649		$36,433

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

		December 31, 2016
	Financial Statements	Assets		Liabilities
	Location	Fair Value	Contracts	Fair Value	Contracts
Foreign currency
Futures contracts	Receivable from brokers, dealers and clearing organizations	$360	1,285	$1,663	6,495
Forward contracts (1)	Financial instruments owned, at fair value	30	1	—	—
Equity
Futures contracts	Receivable from brokers, dealers and clearing organizations	1,451	2,056	1,644	2,944
Swap contracts	Receivable from brokers, dealers and clearing organizations	16	1	154	1
Listed options	Financial instruments owned/sold, not yet purchased, at fair value	19,100	85,797	12,961	90,063
Forward contracts(2)	Accrued expenses and other liabilities	—	—	1,599	1
Fixed income
Futures contracts	Receivable from brokers, dealers and clearing organizations	4,627	8,590	5,541	5,165
Commodity
Futures contracts	Receivable from brokers, dealers and clearing organizations	86,393	31,800	86,100	31,906
Gross derivative assets/liabilities, before netting		$111,977		$109,662
Less: Legally enforceable master netting agreements
Exchange traded (3)		(92,572)		(94,948)
Bi-lateral over-the-counter (4)		—		(154)
Net amounts per Consolidated Statement of Financial Condition (5)		$19,405		$14,560

(1)	The foreign currency forward contract represents a net investment hedge and is designated as a hedging instrument.

(2)	The equity forward contract represents a liability to deliver shares of Bats common stock to General Atlantic as described in Footnote 8 "Investments".

(3)	Exchange traded instruments comprise futures contracts.

(4)	Bi-lateral over-the-counter instruments comprise swaps and forward contracts.

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the gains and losses included in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016.

		Gain (Loss) Recognized
	Financial Statements	For the three months ended March 31,
	Location	2017	2016
Derivative instruments not designated as hedging instruments:
Foreign currency
Futures contracts	Trading revenues, net	$2,712	$312
Equity
Futures contracts	Trading revenues, net	(7,998)	8,922
Swap contracts	Trading revenues, net	(795)	1,886
Listed options	Trading revenues, net	(24)	3,871
Fixed income
Futures contracts	Trading revenues, net	(118)	6,833
Commodity
Futures contracts	Trading revenues, net	3,750	6,966
		$(2,473)	$28,790
Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive (loss) income	$(389)	$(149)
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

	March 31, 2017	December 31, 2016
Collateral permitted to be delivered or repledged	$1,623,886	$1,634,979
Collateral that was delivered or repledged	1,577,554	1,550,755
Collateral permitted to be further repledged by the receiving counterparty	151,534	41,730
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2017	December 31, 2016
Financial instruments owned, at fair value, pledged to counterparties that have the right to deliver or repledge	$368,736	$314,720
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	1,204,165	1,291,979
The table below presents the gross carrying value of Securities loaned, Financial instruments sold under agreements to repurchase and other collateralized financings by class of collateral pledged (in thousands):

March 31, 2017		Financial instruments sold under agreements to repurchase	Other collateralized financings
Asset Class	Securities Loaned
Equities	$459,533	$940,000	$50,000
U.S. government obligations	—	12,584	—
Total	$459,533	$952,584	$50,000

December 31, 2016		Financial instruments sold under agreements to repurchase	Other collateralized financings
Asset Class	Securities Loaned
Equities	$369,168	$989,812	$76,176
U.S. government obligations	—	12,775	—
Corporate debt	3,463	25,188	23,824
Total	$372,631	$1,027,775	$100,000
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Available Collateral(1)	Counterparty Netting(2)

Assets
Securities borrowed	$1,594,442	$—	$1,594,442	$1,537,957	$6,225	$50,260
Receivable from brokers, dealers and clearing organizations (3)	13,735	—	13,735	13,717	2	16
Total assets	$1,608,177	$—	$1,608,177	$1,551,674	$6,227	$50,276
Liabilities
Securities loaned	$459,533	$—	$459,533	$446,050	$6,225	$7,258
Financial instruments sold under agreements to repurchase	952,584	—	952,584	952,582	2	—
Other collateralized financings	50,000	—	50,000	50,000	—	—
Total liabilities	$1,462,117	$—	$1,462,117	$1,448,632	$6,227	$7,258

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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Maturities of Securities loaned, Financial instruments sold under agreements to repurchase and other collateralized financings are provided in the table below (in thousands):

As of March 31, 2017	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$459,533	$—	$—	$—	$459,533
Financial instruments sold under agreements to repurchase	12,584	335,000	365,000	240,000	952,584
Other collateralized financings	—	50,000	—	—	50,000
Total	$472,117	$385,000	$365,000	$240,000	$1,462,117

As of December 31, 2016	Overnight	0 - 30 days	31 - 60 days	61 - 90 days	Total
Securities loaned	$372,631	$—	$—	$—	$372,631
Other	—	100,000	—	—	100,000
Financial instruments sold under agreements to repurchase	12,775	410,000	465,000	140,000	1,027,775
Total	$385,406	$510,000	$465,000	$140,000	$1,500,406
7. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Receivable:
Clearing organizations and other	$575,544	$619,425
Financial instruments purchased under agreement to resell	13,735	21,832
Securities failed to deliver	212,399	191,528
Total receivable	$801,678	$832,785
Payable:
Clearing organizations and other	$433,164	$458,341
Securities failed to receive	62,089	60,559
Total payable	$495,253	$518,900
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.
8. Investments
Investments primarily comprise strategic investments and deferred compensation investments. Investments consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Strategic investments:
Investments accounted for under the equity method	$17,313	$16,707
Investments held at fair value	2,379	9,198
Investments held at cost, less impairment	2,790	2,789
Total strategic investments	22,482	28,694
Other investments	2,234	2,285
Total investments	$24,716	$30,979
For the three months ended March 31, 2017 and 2016, the Company recorded income of approximately $48 thousand and $4.8 million, respectively, related to Investments accounted for under the equity method of accounting, which is recorded within Investment income and other, net in the Consolidated Statements of Operations. The Company's investments accounted for under the equity method are considered to be related parties. See Footnote 11 "Related Parties".

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
Investments held at fair value are accounted for as available for sale securities and any unrealized gains or losses are recorded net of tax in Other comprehensive (loss) income.
Bats/General Atlantic Transactions
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
Substantially all of the exchange was completed in November 2016, however as a result of these limitations, and as contemplated in the agreement with GA, the Company could not finalize the repurchase of approximately 1.1 million Warrants, and therefore retained approximately 94,000 common shares of Bats at December 31, 2016. The $2.9 million value of these remaining Bats shares was recorded as a receivable from GA within Other assets and a related $2.9 million liability to GA was recorded within Accrued expenses and other liabilities on the Company’s December 31, 2016 Consolidated Statement of Financial Condition. The exchange was completed in January 2017.
Pursuant to the terms of the Swap Transaction, the Company paid transaction fees of $2.9 million to Jefferies LLC, comprising half due from the Company and the other half on behalf of GA. The settlement of the portion paid by the Company on behalf of GA was completed by KCG retaining Bats common stock with a fair value of $1.4 million at the time of the Swap Transaction, or approximately 46,000 shares of the aforementioned 94,000 shares of Bats shares owed to GA. The remaining 48,000 shares owed to GA were considered to be a derivative for financial reporting purposes as of December 31, 2016. See Footnote 5 "Derivative Financial Instruments".
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
The approximately 206,000 shares of Bats remaining as an investment had a fair value of $6.9 million at December 31, 2016 and were classified as available-for-sale securities (“AFS”), which was recorded within Investments on the Company’s Consolidated Statements of Financial Condition as of December 31, 2016.
In the first quarter of 2017, the Company sold its remaining shares of Bats and recorded a pre-tax gain of $4.8 million which is included in Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2017. As of March 31, 2017, the Company does not own any shares of Bats.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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
No events occurred in the three months ended March 31, 2017 or 2016 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
As detailed in Footnote 3 “Assets of Business Held for Sale & Sales of Businesses”, in late 2015, the Company conducted a strategic review of its businesses and determined that one of its businesses was no longer considered core to its strategy and the Company sought the opportunity to exit or divest this business. The estimated fair value of intangibles related to a business held for sale of $8.2 million as of December 31, 2016 was reported within Assets of business held for sale on the Consolidated Statements of Financial Condition. These intangibles, which comprise a technology platform, have been reclassified to Intangible Assets as of March 31, 2017 as it has been determined that such assets of the business will not be sold.
As of both March 31, 2017 and December 31, 2016, $16.4 million of goodwill was recorded within the Market Making segment.
Intangible assets with definite useful lives are amortized over their remaining estimated useful lives, the majority of which have been determined to range from one to six years. The weighted average remaining life of the Company’s intangible assets with definite useful lives at both March 31, 2017 and December 31, 2016 was approximately two years.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	March 31, 2017	December 31, 2016
Market Making
Technology	$38,759	$39,536
Trading rights	7,028	7,027
Total	45,787	46,563
Global Execution Services
Technology	20,033	20,694
Customer relationships	7,583	7,944
Trade names	625	650
Total	28,241	29,288
Corporate and Other
Technology (1)	16,418	8,084
Total	$90,446	$83,935

(1)
Excluded from the December 31, 2016 balance is $8.2 million of intangibles related to a business which met the requirements to be considered held for sale. As noted above and in Footnote 3 "Assets of Business Held for Sale & Sales of Businesses", such amounts were included in Assets of business held for sale at December 31, 2016, however, such intangibles were no longer considered to be held for sale at March 31, 2017 and are therefore included above at March 31, 2017.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

		March 31, 2017	December 31, 2016
Technology (1)	Gross carrying amount	$183,567	$157,188
	Accumulated amortization	(108,347)	(88,874)
	Net carrying amount	75,220	68,314
Trading rights (2)	Gross carrying amount	7,509	7,509
	Accumulated amortization	(491)	(482)
	Net carrying amount	7,018	7,027
Customer relationships (3)	Gross carrying amount	13,000	13,000
	Accumulated amortization	(5,417)	(5,056)
	Net carrying amount	7,583	7,944
Trade names (4)	Gross carrying amount	1,000	1,000
	Accumulated amortization	(375)	(350)
	Net carrying amount	625	650
Total	Gross carrying amount	205,076	178,697
	Accumulated amortization	(114,630)	(94,762)
	Net carrying amount	$90,446	$83,935

(1)
The weighted average remaining life for technology, including capitalized internal use software, was approximately two years as of both March 31, 2017 and December 31, 2016. Excluded from the December 31, 2016 balance is $8.2 million of technology assets related to Assets of businesses held for sale. As noted above and in Footnote 3 "Assets of Business Held for Sale & Sales of Businesses", these assets are included in Assets of businesses held for sale at December 31, 2016.

(2)
Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life of trading rights with definite useful lives was approximately 3 and 4 years as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, $6.9 million of trading rights had indefinite useful lives.

(3)
Customer relationships relate to KCG BondPoint. The weighted average remaining life was approximately 5 and 6 years as of March 31, 2017 and December 31, 2016, respectively. Lives may be reduced depending upon actual retention rates.

(4)	Trade names relate to KCG BondPoint. The weighted average remaining life was approximately 6 and 7 years as of March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended March 31,
	2017	2016
Amortization expense	$10,109	$7,559
As of March 31, 2017, the following table summarizes the Company’s estimated amortization expense for future periods (in thousands):

Amortization expense
For the nine months ended December 31, 2017	$33,654
For the year ended December 31, 2018	32,749
For the year ended December 31, 2019	12,708
For the year ended December 31, 2020	2,009
For the year ended December 31, 2021	1,544
10. Debt
6.875% Senior Secured Notes
The carrying value and fair value of the Company's debt is as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Secured Notes, $465.0 million par	$462,141	$480,113	$461,899	$466,628
Debt issuance costs	(6,958)	—	(7,546)	—
Total	$455,183	$480,113	$454,353	$466,628

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
The 6.875% Indenture contains customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, prepayments of other indebtedness, restrictions on subsidiaries, and issuance and repurchases of capital stock. As of March 31, 2017, the Company was in compliance with these covenants.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
Borrowings under the KCGA Revolving Facility bear interest, at the borrower's option, at a rate based on the federal funds rate (“Base Rate Loans”) or based on LIBOR (“Eurodollar Loans”), in each case plus an applicable margin. For each Base Rate Loan, the interest rate per annum is equal to the greater of the federal funds rate or an adjusted one-month LIBOR rate plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. For each Eurodollar Loan, the interest rate per annum is equal to an adjusted LIBOR rate corresponding to an interest period of one, two or three months plus (a) for each Borrowing Base A loan, a margin of 1.50% per annum and (b) for each Borrowing Base B loan, a margin of 2.50% per annum. As of both March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the KCGA Facility Agreement.
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
The KCGA Facility Agreement includes customary affirmative and negative covenants, including limitations on indebtedness, liens, hedging agreements, investments, loans and advances, asset sales, mergers and acquisitions, dividends, transactions with affiliates, restrictions on subsidiaries, issuance of capital stock, negative pledges and business activities. It contains financial maintenance covenants establishing a minimum total regulatory capital for KCGA, a maximum total asset to total regulatory capital ratio for KCGA, a minimum excess net capital limit for KCGA, a minimum liquidity ratio for KCGA, and a minimum tangible net worth threshold for KCGA. As of March 31, 2017, the Company and KCGA were in compliance with these covenants.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
In connection with the KCGA Revolving Facility, the Company incurred issuance costs of $1.7 million which are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized as interest expense over the term of the facility.
The Company recorded expenses with respect to its Debt as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Interest expense	$8,234	$8,417
Amortization of debt issuance costs (1)	795	821
Commitment fee (2)	354	359
Accelerated amortization of debt issuance costs (3)	—	738
Accelerated interest expense on repurchase of debt (3)	—	298
Total	$9,383	$10,633

(1)	Included within Interest expense on the Consolidated Statements of Operations.

(2)	Included within Other expense on the Consolidated Statements of Operations.

(3)
In conjunction with the repurchase of debt in the open market, the Company accelerated a prorated portion of its original issue discount and capitalized debt issuance costs. These costs have been netted against the gain on repurchase within Investment income and other, net on the Consolidated Statements of Operations for the three months ended March 31, 2016.

11. Related Parties
The Company interacts with Jefferies LLC, who is the beneficial owner of more than 10 percent of the outstanding KCG Class A Common Stock. The Company also has trading and other activities with certain investees for which it accounts for under the equity method of accounting or accounted for under the equity method at any time during the relevant accounting period. Each is considered a related party for the applicable periods. See Footnote 8 "Investments" for the carrying value of these investees at March 31, 2017 and December 31, 2016 and for the Company's income with respect to its equity earnings from these investees for the three months ended March 31, 2017 and 2016.
As noted in Footnote 8 "Investments", in 2016, the Company sold substantially all of its investment in Bats, which it accounted for under the equity method. As a result of the sales, Bats is no longer accounted for under the equity method, and beginning in 2017, Bats is no longer considered a related party.
The Company earns revenues, incurs expenses and maintains balances with these related parties or their affiliates in the ordinary course of business. As of the date and period indicated below, the Company had the following balances and transactions with its related parties or their affiliates (in thousands):

	For the three months ended March 31,
Statements of Operations	2017	2016
Revenues
Commissions and fees	$1,868	$6,663
Trading revenues, net	791	477
Interest, net	119	103
Total revenues from related parties	$2,778	$7,243
Expenses
Execution and clearance fees(1)	$313	$880
Communications and data processing	5,610	3,206
Payment for order flow	—	5
Collateralized financing interest	86	78
Other expense	—	5
Total expenses incurred with respect to related parties	$6,009	$4,174

(1)	Represents net volume based fees paid or received by KCG for taking or providing liquidity to related trading venues. Volume based fees will vary period to period based on usage.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Statements of Financial Condition	March 31, 2017	December 31, 2016
Assets
Securities borrowed	$17,754	$5,293
Receivable from brokers, dealers and clearing organizations	2,134	2,106
Other assets	16	62,906
Liabilities
Securities loaned	$2,063	$2,594
Payable to brokers, dealers and clearing organizations	45	188
Accrued expenses and other liabilities	122	3,708
In the three months ended March 31, 2017 and 2016, the Company paid $19,000 and $36,000, respectively, in fees to Jefferies LLC for acting as broker in connection with the Company's stock buyback program. Such fees are recorded within Treasury stock, at cost in the Consolidated Statements of Financial Condition at both March 31, 2017 and December 31, 2016 and are not included in the above table.
See Footnote 15 "Warrants and Stock Repurchase" for additional information on stock repurchases.
See Footnote 1 “Organization and Description of the Business” for further information regarding the Merger.
12. Stock-Based Compensation
KCG Equity Incentive Plan
The KCG Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan (the "Amended 2015 Plan") is maintained by the Company for the purpose of granting incentive awards to officers, employees and directors of the Company. As of March 31, 2017, there were approximately 23.2 million shares authorized for issuance under the Amended 2015 Plan, of which approximately 13.6 million shares are available for grant (subject to adjustment as provided under the Amended 2015 Plan).
The Amended 2015 Plan is administered by the Compensation Committee of the Company's Board of Directors, and allows for the grant of stock options, stock appreciation rights ("SARs"), restricted stock, RSUs and cash-based awards (collectively, the “awards”), as defined by the Amended 2015 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the Amended 2015 Plan also limits the number of awards that may be granted to a single individual.
Restricted Shares and Restricted Stock Units
The Company has historically awarded RSUs to eligible officers, employees and directors as a component of annual incentive compensation ("Annual Equity Awards"), and has also made off-cycle grants of RSUs for purposes of one-time, special or retention awards ("Off-Cycle Grants"). The majority of RSUs that have been granted by the Company vest ratably over three years and are subject to accelerated vesting, or continued vesting, following the grantee’s termination of employment, in accordance with the applicable award documents and employment agreements between the Company and the grantee.
RSUs granted as Annual Equity Awards provide for the continued vesting of such RSUs following a voluntary resignation of employment, subject to the grantee's ongoing compliance with non-competition and non-solicitation requirements through the duration of the vesting period. As such, the Annual Equity Awards are considered not to have a service condition from an expense perspective. The Company recognizes the expense associated with the RSUs expected to be granted by the Company early in the following year for the current year's annual incentive compensation in the current year.
The Company measures compensation expense related to Off-Cycle Grants based on the fair value of KCG Class A Common Stock at the date of grant. When accruing compensation expense over the duration of a performance year prior to the grant of Annual Equity Awards for that year, the Company accrues compensation expense based on the estimated value of such future awards. For example, prior to granting the RSUs that are expected to be awarded by the Company in early 2018 as a component of annual incentive compensation for the 2017 performance year, the Company will accrue compensation expense for such awards over the year ended December 31, 2017, based on the estimated value of such awards. The amount accrued during the year for Annual Equity Awards is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Compensation expense relating to RSUs, which is primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended March 31,
	2017	2016
Stock award compensation expense	$2,438	$17,053
Income tax benefit	926	6,480
The following table summarizes restricted awards activity for the three months ended March 31, 2017 (awards in thousands):

	Restricted Stock Units
	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2016	5,563	$11.25
Granted	800	14.27
Vested	(2,634)	11.19
Forfeited	(72)	12.10
Outstanding at March 31, 2017	3,657	$11.93
There was $5.6 million of unamortized compensation related to unvested RSUs at March 31, 2017 that are related to Off-Cycle Grants. The cost of these unvested RSUs is expected to be recognized over a weighted average life of 1.6 years.
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
The Company estimates the fair value of each stock option and SAR granted as of its respective grant date using the Black-Scholes option-pricing model. The principal assumptions utilized in valuing stock options and SARs and the methodology for estimating the inputs to such model include: 1) risk-free interest rate, the estimate of which is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the stock option or SAR; 2) expected volatility, the estimate of which is based on several factors including implied volatility of market-traded stock options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option or SAR life, the estimate of which is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific stock option and SAR characteristics, including the effect of employee terminations. There were no stock options or SARs granted during the three months ended March 31, 2017 or 2016.
Compensation expense relating to stock options and SARs, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax (benefit) expense, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Stock option and SAR compensation expense	$122	$134
Income tax benefit	46	51

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes stock option and SAR activity and stock options exercisable for the three months ended March 31, 2017 (awards in thousands):

	Number of Stock Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (years)
Outstanding at December 31, 2016 (1)	6,298	$18.88
Granted	—	—
Exercised	(337)	8.24
Forfeited or expired	(94)	53.56
Outstanding at March 31, 2017 (1)	5,867	$19.03	$14,269	2.23
Exercisable at March 31, 2017	4,492	$17.75	$14,269	1.69
Available for future grants at March 31, 2017 (2)	13,630

(1)	Includes 1.7 million SARs.

(2)	Represents shares available for grant of options, SARs, RSUs and other awards under the Amended 2015 Plan.
The aggregate intrinsic value is the amount by which the closing price of KCG Class A Common Stock exceeds the exercise price of the stock options or SARs, as applicable, multiplied by the number of shares underlying such award. The total intrinsic value and cash received from stock options exercised during the three months ended March 31, 2017 is $2.2 million and $2.8 million, respectively. There were no stock options or SARs exercised during the three months ended March 31, 2016.
There is $0.5 million of unamortized compensation related to unvested stock options at March 31, 2017. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.25 years.
Incentive units
Prior to the 2013 Mergers, GETCO awarded deferred compensation to its employees in the form of incentive units that generally vested over time. The value of these incentive units was determined at the date of grant based on the estimated enterprise value of GETCO and the amount expensed was determined based on this valuation multiplied by the percent vested. In connection with the 2013 Mergers, all outstanding unvested incentive units vested and were converted into units based on the applicable exchange ratio of GETCO units to KCG Class A Common Stock. The units are marked to the current stock price of KCG Class A Common Stock at the end of each period with the resulting change in the liability reflected as either an expense or benefit included in Employee compensation and benefits on the Consolidated Statements of Operations. Given that the units vested in connection with the 2013 Mergers, the Company fully amortized the costs associated with these units as of June 30, 2013. Deferred compensation payable at March 31, 2017 and December 31, 2016 related to incentive units were $2.7 million and $2.3 million, respectively, and is included in Accrued compensation expense on the Consolidated Statements of Financial Condition.
The following is a summary of the changes in the incentive units for the three months ended March 31, 2017 (units in thousands):

Vested
Incentive units at December 31, 2016	16
Issued	—
Vested	(1)
Exercised	—
Canceled	—
Incentive units at March 31, 2017	15
Compensation expense (benefit) related to the Incentive units which are recorded within Employee compensation and benefits on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Incentive units	$437	$(77)

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

13. Income Taxes
The Company and its subsidiaries will file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries will file separate company state and local income tax returns.
The Company’s effective tax rate was a benefit of 894% on a pre-tax loss for the three months ended March 31, 2017. This rate differed from the federal statutory rate of 35% primarily due to the recognition of $3.5 million of excess tax benefits for stock based compensation awards that vested or were exercised in the first quarter of 2017, offset, in part, by state and local taxes, and the effect of nondeductible expenses. The Company’s effective tax rate of 38.0% for the three months ended March 31, 2016 differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. As noted in footnote 2 "Significant Accounting Policies", effective January 1, 2017, the Company adopted a new ASU that requires excess tax benefits or deficiencies to be recorded as income tax benefit or expense in the period in which they are realized.
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
As of March 31, 2017, the Company is subject to U.S. Federal income tax examinations for the tax years 2013 through 2016, and to non-U.S. income tax examinations for the tax years 2007 through 2016. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2016. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
At March 31, 2017, the Company had $5.3 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At December 31, 2016, the Company had $5.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Debt interest expense and Interest, net, respectively, on the Consolidated Statements of Operations.
14. Accumulated Other Comprehensive Income
The following table presents changes in Accumulated other comprehensive (loss) income, net of tax by component for the three months ended March 31, 2017 and 2016 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2016	$3,286	$(1,039)	$2,247
Other comprehensive income	170	437	607
Amount reclassified from Available-for-sale securities, net of tax	(2,956)	—	(2,956)
Balance March 31, 2017	$500	$(602)	$(102)

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$150	$200	$350
Other comprehensive income (loss)	68	(133)	(65)
Balance March 31, 2016	$218	$67	$285

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive (Loss) Income and into the Consolidated Statements of Operations for the three months ended March 31, 2017 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations where Net Income is Presented
Available-for-sale securities:
Reclassification of unrealized net gains	4,767	Investment income and other, net
Related income tax expense	(1,811)	Income tax (benefit) expense
	$2,956	Net of tax
The reclassification is a result of the Company's sale of its remaining shares of Bats, which was accounted for as an available for sale security prior to its sale. See Footnote 8 "Investments" for additional information on the reclassification.
15. Warrants and Stock Repurchases
Warrants
As a portion of the consideration in the 2013 Mergers, former GETCO unitholders received, in addition to KCG Class A Common Stock, 24.3 million Class A, Class B and Class C Warrants, which were issued in accordance with the Warrant Agreement, dated July 1, 2013, between KCG and Computershare Shareowner Services LLC (the “Warrant Agreement”) and which are subject to the terms and conditions of the Warrant Agreement.
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
As a result of the Company's "modified dutch auction" tender offer ("Tender Offer") in the second quarter of 2015, the exercise price of each of the Class A, Class B and Class C Warrants was adjusted in accordance with the terms of the Warrant Agreement. All other terms of the Warrants remained the same.
The adjusted exercise price for each class of Warrants and the activity for the three months ended March 31, 2017 were as follows (Warrants in thousands):

	Class A	Class B	Class C
Original Exercise Price	$12.00	$13.50	$15.00
Adjusted Exercise Price	$11.70	$13.16	$14.63
Initial term (years)	4	5	6
Expiration	7/1/2017	7/1/2018	7/1/2019

				Total
Warrants - Outstanding at December 31, 2016	2,026	2,069	2,087	6,182
Exercised	(545)	(44)	(44)	(633)
Repurchased	(359)	(359)	(359)	(1,077)
Warrants - Outstanding at March 31, 2017	1,122	1,666	1,684	4,472
The Company repurchased, from GA, 1.1 million Warrants for $2.9 million in the first quarter of 2017. During the first quarter of 2016, the Company repurchased 1.5 million Warrants for $1.0 million.
See Footnote 8 "Investments" and Footnote 11 "Related Parties" for more information on warrant repurchases from related parties and not under the Company's Board approved program.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Stock Repurchases
During the first quarter of 2017, the Company repurchased 0.9 million shares of KCG Class A Common Stock for $13.3 million under the Company's Board approved program. As of March 31, 2017, approximately $136.8 million in authority remained under the current share repurchase program, which is subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture.
During the first quarter of 2016, the Company repurchased 1.8 million shares of KCG Class A Common Stock for $20.5 million.
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
The number of such RSUs, options, Warrants and SARs excluded from the EPS calculation was approximately 3.8 million and 23.8 million for the three months ended March 31, 2017 and 2016, respectively. Such RSUs, options, Warrants and SARs were excluded from the EPS calculation as their inclusion would have an anti-dilutive impact on the EPS calculation. The computation of diluted shares can vary among periods due in part to the change in the average price of the KCG Class A Common Stock. See Footnote 2 "Significant Accounting Policies" for more information related to a recently adopted ASU affecting the impact of excess tax benefits in calculating diluted EPS.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	For the three months ended March 31,
	2017		2016
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$3,212	66,306	$37,165	88,458
Effect of dilutive stock based awards
Restricted awards and warrants		800		992
Stock options and SARs		536		155
Income and shares used in diluted calculations	$3,212	67,642	$37,165	89,605
Basic earnings per common share		$0.05		$0.42
Diluted earnings per common share		$0.05		$0.41
17. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity market making dollar value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2017 and 2016.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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
The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the U.S. Department of Justice, the Financial Industry Regulatory Authority, Inc. and the Financial Conduct Authority ("FCA"). In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") recently completed an investigation of GETCO’s trading activities on Euronext for the period 2010 to 2012. In a decision, dated July 8, 2016, the AMF's enforcement committee imposed a €400,000 monetary penalty on GETCO which the Company decided not to appeal. The Company fully reserved for the monetary penalty in the second quarter of 2016 and anticipates paying the fine later in 2017.
Capital Leases
The Company enters into capitalized lease obligations related to certain computer equipment. These obligations represent drawdowns under a revolving secured lending facility with a single lender. At March 31, 2017, the obligations have a weighted-average interest rate of 4.42% per annum and are on varying 3-year terms. The carrying amounts of the capital lease obligations approximate fair value and is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The future minimum payments including interest under the capitalized leases at March 31, 2017 consist of (in thousands):

Minimum Payments
Nine months ending December 31, 2017	$5,625
Year ending December 31, 2018	7,272
Year ending December 31, 2019	7,272
Year ending December 31, 2020	1,103
Total	$21,272
The total interest expense related to capital leases for the three months ended March 31, 2017 and 2016 included in Debt interest expense on the Consolidated Statements Operations is as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Interest expense - Capital leases	$24	$24

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Operating Leases
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $4.7 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company also subleases certain of its excess capacity to third parties and collects sublease income on such premises. Such income is part of lease loss accruals included within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.
The Company leases certain computer and other equipment under noncancelable operating leases. As of March 31, 2017, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), and sublease income were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Nine months ending December 31, 2017	$22,057	$4,573	$17,484
Year ending December 31, 2018	27,978	5,850	22,128
Year ending December 31, 2019	25,031	5,229	19,802
Year ending December 31, 2020	23,310	4,056	19,254
Year ending December 31, 2021	22,771	4,039	18,732
Thereafter through December 31, 2031	154,234	10,096	144,138
Total	$275,381	$33,843	$241,538
Contract Obligations
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At March 31, 2017, the Company had provided letters of credit for $10.2 million, collateralized by cash, as a guarantee for several of its lease obligations and for a trading JV. In the ordinary course of business, KCG also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
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
There were no compensation guarantees at March 31, 2017 or December 31, 2016 that extended beyond the respective year end.
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
Urban, the reverse mortgage origination and securitization business that was sold by KCG in November 2013, has advised KCG that it will seek indemnification from KCG for losses on certain loans that were underwritten prior to KCG’s disposition of Urban. This potential obligation relates to approximately 40 loans which have been identified as either loans pursuant to which Urban was required to provide an indemnification to the U.S. Department of Housing and Urban Development (“HUD”) in the event the loans sustained losses or as not qualifying for HUD insurance. Based on information currently available, KCG estimates that its maximum exposure to losses with respect to reimbursing Urban for any potential losses on these loans will not exceed $10.1 million. The Company has not recorded any liabilities related to these potential losses as of March 31, 2017.

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The activity in the liability accounts related to the Company’s lease losses and lease terminations for its U.S. leases are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as follows (in thousands):

	For the three months ended March 31, 2017	For the year ended December 31, 2016
Balance as of beginning of period	$14,251	$18,892
Real estate charges incurred	—	390
Payments made, net	(1,566)	(3,750)
Other charges	884	(1,281)
Balance as of end of period	$13,569	$14,251
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
20. Business Segments
As of March 31, 2017, the Company's operating segments comprised the following: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other.
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

KCG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Company's other segments. The Corporate and Other segment also contains functions that support the Company’s other segments such as self-clearing services, including stock lending activities.
The Company’s revenues, income (loss) before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other (1)	Consolidated Total
For the three months ended March 31, 2017:
Revenues	$174,656	$70,756	$9,961	$255,373
Pre-tax earnings	18,023	1,994	(20,421)	(404)
Total assets	5,255,849	1,001,933	(274,353)	5,983,429
For the three months ended March 31, 2016:
Revenues	$258,918	$76,394	$10,112	$345,424
Pre-tax earnings	75,489	6,261	(21,785)	59,965
Total assets	4,999,201	1,020,306	176,791	6,196,298

(1)	Amounts shown in the Corporate and Other segment include eliminations of income statement and balance sheet items included in the Company's other segments.
Included in total assets within Market Making and Corporate and Other at March 31, 2016 is $16.4 million and $8.1 million, respectively, related to Assets of businesses held for sale.
21. Subsequent Events
As noted in Footnote 1, "Organization and Description of Business", on April 20, 2017, the Company announced that it has reached a definitive agreement for Virtu to acquire all outstanding shares of KCG’s Class A Common Stock for $20.00 per share in cash (the “Merger Consideration”). In addition, at the Effective Time, (i) each stock option of the Company that is outstanding and unexercised immediately before the Effective Time will be cancelled in consideration for the right to receive a cash payment equal to the excess, if any, of the Merger Consideration over the exercise price of such stock option; (ii) each stock appreciation right of the Company that is outstanding and unexercised immediately before the Effective Time will be canceled in consideration for the right to receive a cash payment equal to the excess, if any, of the Merger Consideration over the exercise price of such stock appreciation right; (iii) each restricted share unit of the Company will become fully vested (contingent upon the closing of the Merger) and cancelled and converted into the right to receive the Merger Consideration; and (iv) the right of each holder of a warrant of the Company that is outstanding immediately before the Effective Time to receive shares of KCG Class A Common Stock upon exercise of each such warrant will be converted into the right to receive, upon exercise of each such warrant, a cash payment equal to the excess, if any, of the Merger Consideration over the exercise price of such warrant.
The transaction is expected to be completed in the third quarter of 2017, subject to the approval by KCG’s and Virtu’s stockholders, customary regulatory approvals and the satisfaction of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and "Risk Factors" in Part II and the documents incorporated by reference herein may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “prospects” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about KCG Holdings, Inc.’s (the “Company” or “KCG”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company's control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the inability to manage trading strategy performance and grow revenue and earnings; (ii) the receipt of additional payments from the sale of KCG Hotspot that are subject to certain contingencies; (iii) changes in market structure, legislative, regulatory or financial reporting rules, including the increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, the scrutiny of high frequency trading, best execution, internalization, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures; (iv) past or future changes to KCG’s organizational structure and management; (v) KCG’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by KCG’s customers and potential customers; (vi) KCG’s ability to keep up with technological changes; (vii) KCG’s ability to effectively identify and manage market risk, operational and technology risk, cybersecurity risk, legal risk, liquidity risk, reputational risk, counterparty and credit risk, international risk, regulatory risk, and compliance risk; (viii) the cost and other effects of material contingencies, including litigation contingencies, and any adverse judicial, administrative or arbitral rulings or proceedings; (ix) the effects of increased competition and KCG’s ability to maintain and expand market share; (x) the migration of KCG’s Jersey City, NJ data center operations to other commercial data centers and colocations; (xi) the completion of the proposed Merger in a timely manner or at all; (xii) obtaining required governmental approvals of the proposed Merger on the terms expected or on the anticipated schedule; (xiii) KCG’s stockholders failing to approve the proposed Merger; (xiv) the parties to the Merger Agreement failing to satisfy other conditions to the completion of the proposed Merger, or failing to meet expectations regarding the timing and completion of the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (xv) the effect of the announcement or pendency of the proposed Merger on KCG s business relationships, operating results, and business generally; (xvi) risks that the proposed Merger disrupts current operations of KCG and potential difficulties in KCG employee retention as a result of the proposed Merger; (xvii) risks related to diverting management’s attention from KCG s ongoing business operations; (xviii) the outcome of any legal proceedings that may be instituted against KCG related to the Merger Agreement or the proposed Merger; and (xix) the amount of the costs, fees, expenses and other charges related to the proposed Merger. The list above is not exhaustive. Because forward-looking statements involve risks and uncertainties, the actual results and performance of the Company may materially differ from the results expressed or implied by such statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” in this MD&A and in “Risk Factors” in Part I, Item 1A of KCG's Annual Report on Form 10-K for the year ended December 31, 2016 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Quarterly Report on Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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
Pending Merger with Virtu
On April 20, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Virtu Financial, Inc., a Delaware corporation (“Virtu”) and Orchestra Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of Virtu (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Virtu. Pursuant to the Merger Agreement, Virtu will finance the Merger Consideration with a combination of equity and debt financing. The Merger is expected to close during the third quarter of 2017 and is subject to the approval of our stockholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. Concurrently with the execution of the Merger Agreement, Virtu entered into a voting agreement with Jefferies, a stockholder of the Company, which requires Jefferies to, among other things, vote all of its shares of KCG Class A Common Stock in favor of adoption of the Merger Agreement.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on April 21, 2017 and Footnote 1 “Organization and Description of the Business” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for further discussion of the Merger and the Merger Agreement.
Results of Operations
As of March 31, 2017, our operating segments comprised the following:

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
See Footnote 3 "Assets of Business Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) of our segments and on a consolidated basis (in thousands):

	For the three months ended March 31,
	2017	2016
Market Making
Revenues	$174,656	$258,918
Expenses	156,633	183,429
Pre-tax earnings	18,023	75,489
Global Execution Services
Revenues	70,756	76,394
Expenses	68,762	70,133
Pre-tax earnings	1,994	6,261
Corporate and Other
Revenues	9,961	10,112
Expenses	30,382	31,897
Pre-tax loss	(20,421)	(21,785)
Consolidated
Revenues	255,373	345,424
Expenses	255,777	285,459
Pre-tax (loss) earnings	$(404)	$59,965
For additional details regarding our segments, see Footnote 20 “Business Segments” included in Part I, Item 1 "Financial Statements (Unaudited)" herein.
Consolidated revenues for the three months ended March 31, 2017 were $255.4 million, which represented a decrease of $90.1 million from $345.4 million in 2016. The $90.1 million decrease is primarily attributable to lower revenues from our Market Making segment, as a result of the decrease in the performance of our market making strategies, which were adversely impacted by lower volumes and market volatility, as compared to the first quarter of 2016. Global Execution Services revenues were adversely impacted by lower commissions from our agency execution and algorithmic trading services.
Consolidated pre-tax earnings for the three months ended March 31, 2017 was a loss of $0.4 million as compared to a gain of $60.0 million in 2016. Consolidated Pre-tax earnings decreased due to lower revenues offset, in part, by lower expenses.
The Company’s net revenues, which we define as total revenues, less execution and clearance fees, payments for order flow and collateralized financing interest, and which excludes certain revenue items such as those listed in the table below ("Net revenues”) were $148.9 million for the three months ended March 31, 2017, compared to $250.0 million for the comparable period in 2016. The decrease in net revenues is primarily attributable to the lower profitability of our market making strategies in 2017 as described above. Net revenues is a non-GAAP measure that we use to measure our performance as well as to make certain strategic decisions.

The following tables provide a full reconciliation of total revenues to Net revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Reconciliation of Total revenues to Net revenues:
Total revenues per Consolidated Statements of Operations	$255,373	$345,424
Less:
Execution and clearance fees	72,795	73,634
Payments for order flow	17,121	12,655
Collateralized financing interest	11,761	9,163
Gain from the sale of the Company's remaining investment in Bats	4,834	—
Net revenues	$148,862	$249,972
The changes in our results by segment from the comparable period in 2016 are summarized as follows:

•
Market Making— Our pre-tax earnings from Market Making for the three months ended March 31, 2017 was $18.0 million, compared to pre-tax earnings of $75.5 million for 2016. Results for 2017 were affected by the decline in the performance of our Market Making strategies, both domestically and internationally, which were impacted by lower volumes and volatility offset, in part, by lower expenses.

•
Global Execution Services— Our pre-tax earnings from Global Execution Services for the three months ended March 31, 2017 was $2.0 million, compared to pre-tax earnings of $6.3 million for 2016. Results for 2017 reflected lower commissions from our agency execution and algorithmic trading services offset, in part, by improved results from our KCG Bondpoint business.

•
Corporate and Other— Our pre-tax results from Corporate and Other was a pre-tax loss of $20.4 million for the three months ended March 31, 2017, compared to a pre-tax loss of $21.8 million for 2016. The results for 2017 included a $4.8 million gain from the sale of our remaining investment in Bats.

Headquarters relocation
In the second quarter of 2015, we adopted a plan to consolidate our metro New York City area real estate and relocate our corporate headquarters to lower Manhattan. As a result of this plan, we abandoned the majority of our Jersey City, NJ location on a staggered basis through the end of 2016 and abandoned our former New York, NY location at the end of 2016. Upon adopting the relocation plan, we prospectively shortened the remaining useful lives of the leasehold improvements and other fixed assets associated with these locations and recorded approximately $5.0 million per quarter of incremental depreciation and amortization beginning in the third quarter of 2015 through the end of 2016. In the fourth quarter of 2016 we successfully relocated our headquarters to 300 Vesey Street, New York, New York 10282.
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
Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker dealer clients; the performance, size and volatility of our direct-to-client market making portfolios; the performance, size and volatility of our non-client exchange-based trading activities; the overall size of our balance sheet and capital usage; impairment of goodwill and/or tangible or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risks related thereto; the availability and cost of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead, communications and data processing expenses including colocation costs, our occupancy expenses under our office leases and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings, including matters and proceedings relating to the Merger or the Merger Agreement; the integration, performance and operation of previously acquired businesses; investor sentiment; the effectiveness of the measures we take to mitigate the risks of cyber threats; technological changes and events; the effect of the announcement or pendency of the proposed Merger on our business relationships, operating results, and business generally; disruptions to our current operations and potential employee retention difficulties resulting from the proposed Merger; the diversion of management’s attention from our ongoing business operations as a result of the Merger; and the costs, fees, expenses and other charges related to the proposed Merger.
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
Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Also included in Commissions and fees are volume based fees earned from providing liquidity to other trading venues. Commissions and fees are primarily affected by changes in our equity, fixed income and futures transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.
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
Three months ended March 31, 2017 and 2016
Revenues
Market Making

	For the three months ended March 31,
	2017	2016	Change	% of Change
Trading revenues, net (thousands)	$146,875	$218,653	$(71,778)	(32.8)%
Commissions and fees (thousands)	29,514	38,009	(8,495)	(22.3)%
Interest, net and other (thousands)	(1,733)	2,256	(3,989)	N/M
Total revenues from Market Making (thousands)	$174,656	$258,918	(84,262)	(32.5)%
U.S. equity Market Making statistics:
Average daily dollar volume traded ($ millions)	27,404	30,888	(3,484)	(11.3)%
Average daily trades (thousands)	3,411	4,236	(825)	(19.5)%
Average daily NYSE and Nasdaq shares traded (millions)	986	1,109	(123)	(11.1)%
Average daily OTC Bulletin Board and OTC Market shares traded (millions)	9,096	3,707	5,389	145.4%
Average revenue capture per U.S. equity dollar value traded (bps)	0.94	1.13	(0.19)	(16.8)%
Totals may not add due to rounding.
N/M - Not meaningful
Global Execution Services

	For the three months ended March 31,
	2017	2016	Change	% of Change
Commissions and fees (thousands)	$64,075	$68,090	$(4,015)	(5.9)%
Trading revenues, net (thousands)	7,312	9,338	(2,026)	(21.7)%
Interest, net and other (thousands)	(631)	(1,034)	403	N/M
Total revenues from Global Execution Services (thousands)	$70,756	$76,394	(5,638)	(7.4)%
Average daily KCG Institutional Equities U.S. equities shares traded (millions)	215.1	271.8	(56.7)	(20.9)%
Average daily KCG BondPoint fixed income par value traded ($ millions)	266.5	192.4	74.1	38.5%

Totals may not add due to rounding.
N/M - Not meaningful
Corporate and Other

	For the three months ended March 31,
	2017	2016	Change	% of Change
Total revenues from Corporate and Other (thousands)	$9,961	$10,112	$(151)	(1.5)%
Trading revenues, net were $154.3 million in the three months ended March 31, 2017, down 31.1% from $223.9 million for the comparable period in 2016. Trading revenues, net are primarily driven by the performance of our direct-to-client and non-client based strategies within our Market Making segment. The majority of these revenues are derived from our market making strategies in U.S. equities whose performances declined in 2017. Additionally, there was a decrease in revenues derived from non U.S. equity market making strategies which include fixed income, currencies and commodities as well as strategies in Europe and Asia. The decline in performance is primarily due to less favorable market conditions in 2017 including substantially lower market volumes, a tightening of spreads for equities traded, improved client execution quality and lower volatility.
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
Average revenue capture per U.S. equity dollar traded was 0.94 basis points ("bps") in the three months ended March 31, 2017, down 16.8% from 1.13 bps for the comparable period in 2016. U.S. Equity Market Making Revenues were $159.6 million and $212.7 million for the three months ended March 31, 2017 and 2016, respectively.
Commissions and fees decreased 11.8% to $93.6 million in the three months ended March 31, 2017, compared to $106.1 million for the comparable period in 2016. The decrease was primarily driven by the decrease in volumes that generate commissions from providing liquidity to other trading venues as well as decreases in U.S. agency-based commissions for both high touch and algorithmic services. These decreases were partially offset by the growth of KCG Bondpoint and EU algorithmic sales (due to the acquisition of Neonet).
Interest income, net increased to $0.8 million in the three months ended March 31, 2017, compared to $0.1 million for the comparable period in 2016. Our interest income varies based on the amount of cash held at banks and level of our balances held at our third party clearing brokers, stock borrow activity, and interest rates.
Investment income and other, net was $6.7 million in the three months ended March 31, 2017, compared to $15.3 million for the comparable period in 2016. Income for the three months ended March 31, 2017 includes a $4.8 million gain from the sale of our remaining investment in Bats. Income for the three months ended March 31, 2016 includes a $2.9 million gain from the sale of assets related to our retail U.S. options market making operations, a $3.7 million gain from the repurchase of a portion of our 6.875% Senior Secured Notes and a $2.8 million net gain primarily resulting from a distribution from an investment.
Expenses
Employee compensation and benefits expense fluctuates, for the most part, based on Net revenues, profitability, changes in our business mix and the number and mix of employees. Employee compensation and benefits expense was $66.0 million in the three months ended March 31, 2017 and $97.6 million for the comparable period in 2016. For the three months ended March 31, 2017, employee compensation and benefits was 44.3% of Net revenues compared to 39.0% for the three months ended March 31, 2016. The decrease on a dollar basis was primarily due to lower discretionary compensation accruals as a result of lower Net revenues and decreased profitability as well as fewer employees.Lower Net revenues and profitability were factors in the increase in compensation as a percentage of Net Revenues.
The number of full time employees decreased to 923 at March 31, 2017 from 972 at March 31, 2016. The decrease was due to natural attrition and the sale of our DMM business in the second quarter of 2016 offset, in part, by the effect of the acquisition of Neonet in September of 2016 and other new hires.
Execution and clearance fees were $72.8 million for the three months ended March 31, 2017 and $73.6 million for the three months ended March 31, 2016. As a percentage of total revenues, Execution and clearance fees were 28.5% for the three months ended March 31, 2017 and 21.3% for 2016. The decrease in Execution and clearance fees on a dollar basis was due to a decrease in volumes primarily in relation to U.S. equity market making offset by higher ECN usage fees. The increase as a percentage of revenues was due to decrease in performance of our trading models as well as Q1 2016 gains on the sale of our retail U.S. options market making operations, the gains on the repurchase of our debt and a distribution from an investment. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Communications and data processing expenses were $39.0 million for the three months ended March 31, 2017 and $35.7 million for 2016. The increase in communications and data processing expense primarily relates to higher high speed network fees and colocation expenses offset, in part, by slightly lower market data costs.
Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of purchased software, capitalized internal use software development costs, acquired intangible assets and leasehold improvements. Depreciation and amortization expense was $19.0 million for the three months ended March 31, 2017 and $21.9 million for 2016. The decrease is due to the full depreciation of leaseholds and other fixed assets located at our former Jersey City and New York City locations, which were vacated in the fourth quarter of 2016 and thus had no attributable amortization or depreciation in 2017. The decreases were offset, in part, by additional depreciation as a result of our move, specifically for leaseholds and other fixed assets at our new headquarters as well as other capital expenditures and increased capitalized internal-use software. See "Headquarters relocation" earlier in this section for further information regarding depreciation.
Payments for order flow fluctuate in total and as a percentage of revenue due to changes in volume, client and product mix, client preference, profitability, and competition. Payments for order flow were $17.1 million for the three months ended March 31, 2017 and $12.7 million for 2016. As a percentage of revenues, Payments for order flow were 6.7% for 2017 and 3.7% in 2016. The increase on a dollar basis and as a percentage of revenues is due to greater payments for order flow related to our U.S. equity market making business, primarily as a result of client preference and mix.
Collateralized financing interest expense was $11.8 million for the three months ended March 31, 2017 and $9.2 million for 2016. Collateralized financing interest expense relates to the funding of our securities positions primarily through stock loan and repurchase agreements. The increase is a result of additional funding in 2017 as well as an increase in funding rates.
Debt interest expense was $9.3 million for the three months ended March 31, 2017 and $9.5 million for 2016. The decrease is due to reduced debt outstanding as a result of the repurchase of $35.0 million par value of our 6.875% Senior Secured Notes in the open market during the first quarter of 2016.
Occupancy and equipment rentals expense was $6.8 million for the three months ended March 31, 2017 and $9.0 million for 2016. The decrease is primarily due to lower rent expense due to a decrease in leased space, primarily related to our move to our new headquarters in New York. See "Headquarters relocation" earlier in this section for further information.
Professional fees were $4.5 million for the three months ended March 31, 2017 and $6.1 million for 2016. The decrease in Professional fees was primarily due to lower legal fees in 2017 offset, in part, by higher consulting fees.
All other expenses were $9.4 million for the three months ended March 31, 2017 and $10.3 million for 2016. The decrease primarily relates to a decrease in registration fees and insurance costs offset, in part, by higher recruiting and temporary help costs in 2017.
Our effective tax rate of a benefit of 894% for the three months ended March 31, 2017 differs from the federal statutory rate of 35% primarily due to the recognition of $3.5 million of excess tax benefits for stock-based compensation awards that vested in the quarter, offset, in part, by state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment. Our effective tax rate of 38.0% for the three months ending March 31, 2016 differed from the federal statutory rate of 35% primarily due to state and local taxes and the effect of nondeductible expenses including certain compensation and meals and entertainment.

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2017 and December 31, 2016, we had total assets of $5.98 billion and $6.26 billion, respectively, a significant portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$669,869	$632,234
Financial instruments owned, at fair value:
Equities	2,179,211	2,343,033
Debt Securities	128,932	177,698
Listed Options	12,299	19,100
Collateralized agreements:
Securities borrowed	1,594,442	1,688,222
Receivable from brokers, dealers and clearing organizations (1)	589,279	641,257
Total cash and assets readily convertible to cash	$5,174,032	$5,501,544

(1)	Excludes $212.4 million and $191.5 million of securities failed to deliver as of March 31, 2017 and December 31, 2016, respectively.
Totals may not add due to rounding.
Substantially all of the non-cash amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.
Cash and cash equivalents increased from December 31, 2016 due to cash generated by our operating activities as well as the sale of the remaining portion of our investment in Bats offset, in part, by payments of 2016 year-end cash bonuses in 2017, capital expenditures and estimated income tax payments.
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
As of March 31, 2017, $1.57 billion of securities, primarily equities, have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2016, $1.61 billion of securities, primarily equities, were pledged as collateral to third-parties under financing arrangements.
Goodwill and intangible assets, net of accumulated amortization were higher at March 31, 2017 compared to December 31, 2016 primarily due to the reclassification of intangible assets related to a technology platform, from held for sale to intangible assets (See Footnote 9 "Goodwill and Intangibles Assets" included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further information) as well as additional capitalized internal-use software offset, in part, by amortization of intangible assets.
Other assets primarily comprise deposits, prepaids and other miscellaneous receivables. Other assets increased primarily as a result of an increase in customer receivable balances offset, in part, by the collection of a portion of our receivable from Bats related to our sale of KCG Hotspot. See Footnote 3 "Assets and Liabilities Held for Sale & Sales of Businesses" to the Company's Consolidated Financial Statements included in Part I, Item 1 "Financial Statements (Unaudited)" of this Form 10-Q for further information on the Bats receivable.

The change in the balances of Financial instruments owned, Receivable from brokers, dealers and clearing organizations and Securities borrowed are all consistent with activity of our trading strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.
Total liabilities were $4.64 billion at March 31, 2017 and $4.90 billion at December 31, 2016. Similar to the asset side, the change in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations is related to the activity of our trading strategies. The decrease in our Accrued compensation expense is primarily due to the payment of 2016 cash bonuses paid in 2017 as well as a lower accrual for discretionary bonus accruals for Q1 2017 as compared to the full year of 2016.
Equity decreased from $1.36 billion at December 31, 2016 to $1.35 billion at March 31, 2017. The $10.0 million decrease in equity from December 31, 2016 was primarily a result of our stock repurchase activities in 2017 offset, in part, by Net Income in Q1 2017.
Liquidity and Capital Resources
We have financed our business primarily through cash generated by operations, sales of businesses and investments, a series of debt transactions and the issuance of equity.
At March 31, 2017, we had net current assets, which consist of net assets readily convertible into cash including assets segregated or held in separate accounts under federal and other regulations, less current liabilities, of approximately $1.00 billion.
Our cash flow activities were as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$73,345	$132,329
Investing activities	(26,474)	(4,404)
Financing activities	(10,241)	(62,429)
Operating activities
For the three months ended March 31, 2017, cash of $73.3 million was provided by operating activities as compared to cash of $132.3 million for the three months ended March 31, 2016. Increases in operating liabilities generally result in an increase in cash provided, while increases in operating assets generally result in the utilization of cash. The current period decrease is primarily related to a decrease in Net income, the effects of changes in inventory and related collateralized agreements and collateralized financings as well as in non-cash addbacks such as depreciation and amortization and stock based compensation.
Investing activities
For the three months ended March 31, 2017, cash of $26.5 million was used in investing activities as compared to cash of $4.4 million used in investing activities in the comparable period in 2016.
For the three months ended March 31, 2017, we received cash of $13.9 million from the sale of assets.
Capital expenditures, including capitalized software development costs, were $39.5 million and $21.7 million for the three months ended March 31, 2017 and 2016, respectively. The increased expenditure is primarily due to the build out of our new colocations.
Financing activities
For the three months ended March 31, 2017, cash of $10.2 million was used in financing activities as compared to $62.4 million cash used in the comparable period in 2016. The primary uses of cash for financing activities in the three months ended March 31, 2017 related to the repurchase of KCG Class A Common Stock. The primary uses of cash for financing activities in the 2016 period related to $30.7 million for repurchases of KCG Class A Common Stock and $30.3 million for the repurchase of a portion of our 6.875% Senior Secured Notes.
See Footnote 10 “Debt” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for a description of our debt as of March 31, 2017.

Stock and Warrant Repurchases
We may repurchase shares of KCG Class A Common Stock or Warrants from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. All KCG Class A Common Stock and Warrant repurchases are subject to the restrictive covenants in the 6.875% Senior Secured Notes Indenture. In addition, pursuant to the Merger Agreement, we are unable to purchase shares of KCG Class A Common Stock or Warrants-other than pursuant to existing restricted stock purchase agreements with current or former employees or in connection with the acceptance of KCG Class A Common Stock for purposes of paying the exercise price of outstanding stock options or tax withholding-without the prior written consent of Virtu (such consent not to be unreasonably withheld).
During the first quarter of 2017, our Board of Directors authorized a share repurchase program to repurchase up to a total of $150.0 million in shares of our Class A Common Stock and Warrants. This new program supersedes all prior repurchase authority.
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
The Company repurchased 1.1 million Warrants for $2.9 million in the first quarter of 2017.
As of March 31, 2017 we had 66.7 million shares of KCG Class A Common Stock outstanding including RSUs as compared to 67.2 million shares at December 31, 2016.
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
Regulatory requirements
KCG Americas LLC ("KCGA"), our U.S. registered broker dealer, is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodity Futures Trading Commission ("CFTC") and the National Futures Association. These regulations also prohibit a broker dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker dealer. As of March 31, 2017, KCGA was in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for KCGA at March 31, 2017, as reported in its regulatory filing (in thousands):

	Net Capital	Net Capital Requirement	Excess Net Capital
KCG Americas LLC	$376,782	$1,611	$375,171

Our U.K. registered broker dealer is subject to certain financial resource requirements of the Financial Conduct Authority ("FCA"). The following table sets forth the financial resource requirement for KCG Europe Limited, our U.K. registered broker dealer, at March 31, 2017 (in thousands):

	Financial Resources	Resource Requirement	Excess Financial Resources
KCG Europe Limited	$141,132	$114,970	$26,162
Our other U.K. registered broker dealer, GETCO Europe Limited withdrew from its membership with the FCA during the first quarter of 2015. All business of GETCO Europe Limited had previously been transferred to KCG Europe Limited.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Subsequent Events
See Footnote 1 "Organization and Description of Business" and Footnote 21 “Subsequent Events” included in Part I, Item 1 “Financial Statements (Unaudited)” of this Form 10-Q for further discussion of subsequent events.
Critical Accounting Policies
The preparation of our Consolidated Financial Statements and the accompanying notes requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
There have been no updates to our critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2017 and December 31, 2016 was $2.32 billion and $2.54 billion, respectively, in long positions and $1.91 billion and $2.05 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
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
The potential change in fair value is estimated to be a gain of $18.9 million using a hypothetical 10% increase in equity prices as of March 31, 2017, and an estimated loss of $11.1 million using a hypothetical 10% decrease in equity prices at March 31, 2017. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.
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
Cash and other highly liquid investments held by all other subsidiary entities are available to support financial obligations within those entities.
Our liquidity pool comprises the following (in thousands):

	March 31, 2017	December 31, 2016
Liquidity Pool Composition
Holding company
Cash held at banks	$10,793	$3,674
Money market and other highly liquid investments	326,531	366,208
KCGA
Cash held at banks	36,955	28,891
Money market and other highly liquid investments	113,045	121,109
Total Liquidity Pool	$487,323	$519,882
Cash and other highly liquid investments held by other subsidiary entities	$75,186	$78,205
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
(a) Disclosure Controls and Procedures. KCG's management, with the participation of KCG's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, KCG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, KCG's disclosure controls and procedures are effective.
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
In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results. As of the date of this report, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, with the exception of the following:
On April 20, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Virtu Financial, Inc., a Delaware corporation (“Virtu”) and Orchestra Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of Virtu (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Virtu.
The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel

•	the diversion of significant management time and resources towards the completion of the proposed Merger

•	difficulties maintaining relationships with customers, counterparties, and other business partners

•	delays or deferments of certain business decisions by our customers, counterparties, and other business partners

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger

•	potential litigation relating to the proposed Merger and the costs related thereto and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.
Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, (ii) the satisfaction of certain required regulatory approvals including the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or Virtu under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Virtu a termination fee of $45.0 million or up to $15.0 million in expenses. If we are required to make these payments, doing so may materially adversely affect our business, financial condition and results of operations. In addition, if the Merger is not completed by January 31, 2018, either KCG or Virtu may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Virtu or Merger Sub or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, counterparties and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $20.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.
Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.
In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of Virtu (such consent not to be unreasonably withheld). These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Uncertainty about the effect of the Merger may impair our ability to retain personnel.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate personnel until the Merger is completed, and could cause our customers and counterparties to seek to change existing business relationships with KCG. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted.
Lawsuits that may be filed against KCG and Virtu could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages.
Plaintiffs may file lawsuits against KCG or Virtu and/or their directors and officers in connection with the Merger. The outcome of any such litigation would be uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of KCG Class A Common Stock during the first quarter of 2017 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017
Common stock repurchases	100		100	$148,563
Employee transactions (2)	55		—
Total	155	$14.19	100
February 1, 2017 - February 28, 2017
Common stock repurchases	583		583	$140,228
Employee transactions (2)	1,028		—
Total	1,611	$14.27	583
March 1, 2017 - March 31, 2017
Common stock repurchases	250		250	$136,763
Employee transactions (2)	13		—
Total	263	$13.93	250
Total
Common stock repurchases	933		933	$136,763
Employee transactions (2)	1,096		—
Total	2,029	$14.22	933
Totals may not add due to rounding.
(1) In January 2017, our Board of Directors authorized a program to repurchase up to a total of $150.0 million in shares of our Class A Common Stock and Warrants. This new program supersedes all prior repurchase authority. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. As noted previously, pursuant to the Merger Agreement, we are unable to purchase shares of KCG Class A Common Stock or Warrants-other than pursuant to existing restricted stock purchase agreements with current or former employees or in connection with the acceptance of KCG Class A Common Stock for purposes of paying the exercise price of outstanding stock options or tax withholding-without the prior written consent of Virtu (such consent not to be unreasonably withheld).
(2) Represents shares of KCG Class A Common Stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 9B.	Other Information
Not Applicable.

PART IV

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

2.1
Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. - Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report filed on April 21, 2017

10.1*	KCG Holdings, Inc. Deferred Cash Award Agreement, 2016 Year-End Version (US)

10.2*	KCG Holdings, Inc. Deferred Cash Award Agreement, 2016 Year-End Version (UK)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from KCG Holdings, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May 2017.

KCG HOLDINGS, INC.

By:	/s/ DANIEL COLEMAN
Daniel Coleman
Chief Executive Officer

By:	/s/ STEFFEN PARRATT
Steffen Parratt
Chief Financial Officer